Form 10-Q
period 2014-09-30
Halyard Health, Inc.
filed 2014-11-20
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 1-225

HALYARD HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-4987888
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
5405 Windward Parkway
Suite 100 South
Alpharetta, Georgia
30004
(Address of principal executive offices)
(Zip code)
(678) 425-9273
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 19, 2014, there were 46,535,951 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED COMBINED INCOME STATEMENT
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2014	2013	2014	2013
Net Sales (including related party sales of $24.8, $24.5, $70.4 and $69.0)	$408.5	$419.5	$1,232.7	$1,246.2
Cost of products sold (including related party purchases of $23.2, $21.5, $65.0 and $62.5)	276.3	258.0	840.6	789.3
Gross Profit	132.2	161.5	392.1	456.9
Research and development expenses	8.5	8.9	26.1	24.2
Selling and general expenses	111.3	82.5	298.1	266.9
Other (income) and expense, net	(0.7)	(0.2)	(2.4)	(1.9)
Operating Profit	13.1	70.3	70.3	167.7
Interest income	1.0	0.7	2.9	1.8
Interest expense	(0.1)	—	(0.1)	(0.2)
Income Before Income Taxes	14.0	71.0	73.1	169.3
Provision for income taxes	(21.4)	(23.1)	(43.6)	(54.5)
Net (Loss) Income	$(7.4)	$47.9	$29.5	$114.8

See Notes to Condensed Combined Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2014	2013	2014	2013
Net (Loss) Income	$(7.4)	$47.9	$29.5	$114.8
Other Comprehensive (Loss) Income, Net of Tax
Unrealized currency translation adjustments	(9.2)	1.6	(5.4)	(12.4)
Cash flow hedges	(0.3)	(1.3)	3.9	(5.6)
Total Other Comprehensive (Loss) Income, Net of Tax	(9.5)	0.3	(1.5)	(18.0)
Comprehensive (Loss) Income	$(16.9)	$48.2	$28.0	$96.8

See Notes to Condensed Combined Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED COMBINED BALANCE SHEET
(2014 Data is Unaudited)

(Millions of dollars)	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$58.4	$44.1
Accounts receivable, net	192.2	203.3
Inventories	294.7	285.6
Current deferred income taxes and other current assets	50.8	52.1
Total Current Assets	596.1	585.1
Property, Plant and Equipment, Net	292.8	324.9
Goodwill	1,429.0	1,430.1
Other Intangible Assets	116.3	141.2
Other Assets	15.2	2.7
TOTAL ASSETS	$2,449.4	$2,484.0

LIABILITIES AND INVESTED EQUITY
Current Liabilities
Debt payable within one year (including related party debt of $10.9 and $9.1)	$10.9	$11.9
Trade accounts payable	118.4	118.5
Accrued expenses	148.6	180.0
Total Current Liabilities	277.9	310.4
Long-Term Liabilities	92.5	94.5
TOTAL LIABILITIES	370.4	404.9

Invested Equity
Kimberly-Clark's net investment	2,100.1	2,098.7
Accumulated other comprehensive loss	(21.1)	(19.6)
Total Invested Equity	2,079.0	2,079.1
TOTAL LIABILITIES AND INVESTED EQUITY	$2,449.4	$2,484.0

See Notes to Condensed Combined Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED COMBINED CASH FLOW STATEMENT
(Unaudited)

	Nine Months Ended September 30
(Millions of dollars)	2014	2013
Operating Activities
Net income	$29.5	$114.8
Depreciation and amortization	61.6	52.6
Share-based compensation charged by Kimberly-Clark	5.1	4.7
Provision for losses on accounts receivable and inventories	0.1	1.6
Deferred income taxes	(13.9)	(0.7)
Asset impairment	41.9	—
Net losses on asset dispositions	3.5	1.6
Changes in operating working capital:
Decrease (increase) in accounts receivable	10.9	(5.4)
(Increase) decrease in inventories	(9.1)	2.1
Increase in trade accounts payable	7.0	7.8
Decrease in accrued expenses	(23.6)	(24.1)
Decrease in accrued income taxes	(3.9)	(4.9)
Other	(1.8)	(3.0)
Cash Provided by Operating Activities	107.3	147.1
Investing Activities
Capital spending	(60.4)	(37.9)
Cash outflows for acquisitions and investments	—	(2.2)
Cash Used in Investing Activities	(60.4)	(40.1)
Financing Activities
Debt proceeds	1.9	—
Debt repayments	(2.9)	(52.7)
Change in Kimberly-Clark's net investment	(34.8)	(62.2)
Other	3.4	2.4
Cash Used in Financing Activities	(32.4)	(112.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.2)	1.6
Increase (Decrease) in Cash and Cash Equivalents	14.3	(3.9)
Cash and Cash Equivalents - Beginning of Period	44.1	47.9
Cash and Cash Equivalents - End of Period	$58.4	$44.0

See Notes to Condensed Combined Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

Note 1.    Accounting Policies
Background and Basis of Presentation
Halyard Health, Inc. is a global business which seeks to advance health and healthcare by preventing infection, eliminating pain and speeding recovery. Our products and solutions are designed to address some of today’s most important healthcare needs, namely, preventing infections and reducing the use of narcotics while helping patients move from surgery to recovery. We market and support the efficacy, safety and economic benefit of our products with a significant body of clinical evidence.
References to “Halyard,” “we,” “our” and “us” refer to the health care operations that relate to Kimberly-Clark's health care business. References to “Kimberly-Clark” mean Kimberly-Clark Corporation, a Delaware corporation, and its subsidiaries, other than Halyard, unless the context otherwise requires. Dollar amounts are reported in millions, except per share amounts, unless otherwise noted.
In November 2013, Kimberly-Clark announced that its Board of Directors authorized management to evaluate a potential tax-free spin-off of its health care business (the “Spin-off”). Halyard Health, Inc. was incorporated in Delaware on February 25, 2014 for the purpose of holding the health care business following the separation. A Form 10 initial registration statement was filed in May 2014 with the Securities and Exchange Commission (“SEC”) to register our business as a stand-alone public company. The Form 10 registration statement, as amended, was declared effective by the SEC on October 17, 2014. The Spin-off was completed on October 31, 2014 and Kimberly-Clark’s health care business became Halyard Health, Inc. During the three and nine months ended September 30, 2014, $35 and $61, respectively, was recorded in selling and general expenses for transaction costs associated with the spin-off. See Note 2, “Separation from Kimberly-Clark and Long-Term Debt” for further discussion.
These unaudited condensed combined interim financial statements represent the global operations of Kimberly-Clark's health care business, and have been prepared on a carve-out basis from the operations of Kimberly-Clark’s health care business. The combined financial statements are derived from Kimberly-Clark's consolidated financial statements and accounting records, and reflect our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.
Annual Goodwill Impairment Test
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. For 2014 we have completed the required annual testing of goodwill for impairment for all reporting units using the beginning of the third quarter 2014 as the measurement date. The fair value for all reporting units was in excess of the book value. The fair value of our Medical Devices unit exceeded the carrying value of its net assets by 76%; the fair value of our Surgical and Infection Prevention (“S&IP”) unit exceeded the carrying value of its net assets by 6%, primarily because of the incremental stand-alone public company corporate and ongoing costs described in Note 2 “Separation from Kimberly-Clark and Long-Term Debt” under the heading “Stand-Alone Public Company Costs.”
The fair value determination utilized key assumptions regarding growth of the business and stand-alone public company corporate and ongoing costs, each of which required significant management judgment, including estimated future sales volumes, selling prices and costs, changes in working capital, and investments in property and equipment. These assumptions and estimates were based upon our historical experience and projections of future activity. In addition, the selection of the discount rate used to determine fair value was based upon current market rates and our current cost of financing. There can be no assurance that the assumptions and estimates made for purposes of the annual goodwill impairment test will prove to be accurate. Volatility in the equity and debt markets, or increases in interest rates, could result in a higher discount rate. Changes in sales volumes, selling prices and costs of goods sold, additional stand-alone public company costs, and increases in interest rates could cause changes in our forecasted cash flows. Unfavorable changes in any of the factors described above could result in a goodwill impairment charge in the future.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

Note 2.    Separation from Kimberly-Clark and Long-Term Debt
Separation from Kimberly-Clark
Prior to the Spin-off, Halyard Health, Inc. had no operations other than those related to the preparation to receive the health care business of Kimberly-Clark. Following the Spin-off, we became a separate public company, and Kimberly-Clark has no continuing stock ownership in us.
Prior to the Spin-off, we entered into a distribution agreement and various other agreements with Kimberly-Clark to effect the separation of our business from Kimberly-Clark's other businesses and set forth our contractual relationships with Kimberly-Clark after the Spin-off. These agreements provide for the allocation, between us and Kimberly-Clark, of Kimberly-Clark's assets, employees, liabilities and obligations (including Kimberly-Clark’s investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Spin-off. The various other agreements include a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and manufacturing and supply agreements.
Using $250 of proceeds from 6.25% senior unsecured notes and $390 from a senior secured term loan (see “Senior Unsecured Notes, Term Loan and Revolving Credit Facilities” below) and cash on hand we made a cash distribution to Kimberly-Clark equal to the estimated amount of all of our available cash on the Spin-off date in excess of a defined minimum amount that we were to retain, or $680.
Stand-Alone Public Company Costs
Upon the Spin-off, we assumed responsibility for all of our stand-alone public company costs, including the costs of corporate services provided by Kimberly-Clark prior to the Spin-off. The corporate services provided to us include executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury and other services. We estimate that our aggregate annual expense for these costs will be $146, including incremental expenses of $40 per year of cash expense and $11 per year of additional depreciation and amortization expense. In addition, as a result of the separation and Spin-off we expect to incur additional ongoing net expenses that we estimate will be approximately $29 on an annual basis related primarily to: (1) a decline in purchasing scale; (2) stranded facility costs as a result of excess manufacturing capacity in certain facilities, underutilization of certain of our distribution facilities and inefficiencies in shipping costs; and (3) a reduction in related party sales.
In addition, as a result of the separation and Spin-off, we expect to incur $60 to $75 of transitional costs after the Spin-off through 2016 to establish our own capabilities as a stand-alone entity. These costs are related primarily to the transition services we expect to receive from Kimberly-Clark, as well as our branding and other supply chain transition costs.
Senior Unsecured Notes, Term Loan and Revolving Credit Facilities
Prior to the Spin-off, we issued $250 aggregate principal amount of 6.25% senior unsecured notes due October 15, 2022 (the “Notes”). The Notes will mature on October 15, 2022 and interest will accrue at a rate of 6.25% per annum from October 17, 2014 and will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015.
The agreement governing the Notes contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

•	incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of our restricted subsidiaries, preferred stock;

•	pay dividends on, repurchase or make distributions in respect of our capital stock;

•	make certain investments or acquisitions;

•	sell, transfer or otherwise convey certain assets;

•	create liens;

•	enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our and our subsidiaries’ assets;

•	enter into transactions with affiliates; and

•	prepay certain kinds of indebtedness.
Upon the Spin-off, we entered into a credit agreement establishing credit facilities in aggregate principal amount of $640, including a five-year senior secured revolving credit facility allowing borrowings of up to $250, with a letter of credit sub-facility in an amount of $75 and a swingline sub-facility in an amount of $25 (the “Revolving Credit Facility”), and a seven-year senior secured term loan of $390 (the “Term Loan Facility”). The Term Loan Facility is secured by substantially all of our assets located in the United States and the credit agreement contains covenants similar to those described above.
Borrowings under the Term Loan Facility will bear interest, at Halyard’s option, at either (i) a reserve-adjusted LIBOR rate plus 3.25%, or (ii) a base rate (calculated as the greatest of (1) the prime rate, (2) the U.S. federal funds effective rate plus 0.50% and (3) the one month LIBOR Rate plus 1.00%) plus 2.25%. The Term Loan Facility requires quarterly amortization payments equal to 0.25% of the aggregate principal amount of the term loans outstanding on the closing date.
Borrowings under the Revolving Credit Facility will bear interest, at Halyard’s option, at either (i) a reserve-adjusted LIBOR rate, plus a margin initially equal to 2.25% and then, following Halyard’s delivery under the credit agreement of Halyard’s financial statements for Halyard’s fiscal quarter ending March 31, 2015, ranging between 1.75% to 2.50% per annum, depending on Halyard’s consolidated total leverage ratio, or (ii) the base rate plus a margin initially equal to 1.25% and then, following Halyard’s delivery of those financial statements, ranging between 0.75% to 1.50% per annum, depending on Halyard’s consolidated total leverage ratio. The unused portion of Halyard’s Revolving Credit Facility will be subject to a commitment fee equal to (i) 0.25% per annum, when Halyard’s consolidated total leverage ratio is less than 2.25 to 1.00 and (ii) 0.40% per annum, otherwise.

Note 3.    Manufacturing Footprint Strategic Changes
In June 2014, Kimberly-Clark initiated a plan to exit one of the disposable glove facilities in Thailand and outsource the related production to improve the competitive position of the S&IP business. The restructuring is expected to result in a reduction of our workforce by approximately 3,000 positions.
The plan is expected to be completed by December 31, 2015 and result in estimated cumulative charges of $70 ($50 after-tax) over that period.  We anticipate that the charges will consist of a non-cash asset impairment and accelerated depreciation charges of $55 and workforce reduction and other exit cash costs of $15.
Through September 30, 2014, cumulative pre-tax charges for the manufacturing footprint strategic changes were $55 ($38 after-tax), consisting the following:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Asset impairment charge	$—	$41.9
Accelerated depreciation	6.9	6.9
Workforce reduction charges	(1.7)	5.5
Other	0.5	0.4
Total	$5.7	$54.7
The asset impairment charge was based on the excess of the carrying value of the impacted asset group of $94 over its fair value of $52. The fair value was measured using discounted cash flows expected over the time the asset group would remain in use. The use of the discounted cash flows represents a level 3 measure under the fair value hierarchy.
Accrued expenses for the plan were $6 as of September 30, 2014, and no cash payments were made during the three months or nine months ended September 30, 2014.

Note 4.    Inventories
Inventories consist of the following:

	September 30, 2014			December 31, 2013
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
At the lower of cost, determined on the FIFO or weighted-average cost methods, or market
Raw materials	$43.7	$1.3	$45.0	$40.2	$2.4	$42.6
Work in process	62.3	1.0	63.3	64.8	0.4	65.2
Finished goods	162.5	37.1	199.6	148.7	42.3	191.0
Supplies and other	—	13.6	13.6	—	13.6	13.6
	268.5	53.0	321.5	253.7	58.7	312.4
Excess of FIFO or weighted-average cost over LIFO cost	(26.8)	—	(26.8)	(26.8)	—	(26.8)
Total	$241.7	$53.0	$294.7	$226.9	$58.7	$285.6

Note 5.    Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30, 2014	December 31, 2013
Land	$3.0	$4.5
Buildings	79.0	104.3
Machinery and equipment	499.1	617.2
Construction in progress	51.9	46.5
	633.0	772.5
Less accumulated depreciation	(340.2)	(447.6)
Total	$292.8	$324.9
Depreciation expense was $19 and $10 for the three months ended September 30, 2014 and 2013, respectively, and $37 and $31 for the nine months ended September 30, 2014 and 2013, respectively.

Note 6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows:

	Medical Devices	Surgical and Infection Prevention	Total
Balance at December 31, 2013	$686.3	$743.8	$1,430.1
Currency translation adjustment	(3.7)	2.6	(1.1)
Balance at September 30, 2014	$682.6	$746.4	$1,429.0
At September 30, 2014 and December 31, 2013, we had intangible assets with indefinite useful lives of $7 related to acquired in-process research and development.
Intangible assets subject to amortization consist of the following:

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$126.6	$85.2	$126.6	$82.2
Patents and acquired technologies	149.1	93.5	149.9	76.1
Other	48.8	36.2	49.2	32.9
Total	$324.5	$214.9	$325.7	$191.2
Amortization expense for intangible assets was $8 and $7 for the three months ended September 30, 2014 and 2013, respectively, and $24 and $22 for the nine months ended September 30, 2014 and 2013, respectively.

Note 7.    Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
Accrued rebates	$67.0	$81.9
Accrued litigation matters	16.0	25.7
Accrued salaries and wages	38.8	37.3
Accrued workforce reduction	5.5	—
Accrued taxes - income and other	6.0	12.2
Other	15.3	22.9
Total	$148.6	$180.0

Note 8.    Long-Term Liabilities
Long term liabilities consist of the following:

	September 30, 2014	December 31, 2013
Deferred income taxes	$87.6	$90.5
Taxes payable & other	4.9	4.0
Total	$92.5	$94.5

Note 9.    Invested Equity
The amounts of Invested Equity from the beginning of the period to the end of the period are as follows:

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Kimberly-Clark's Net Investment	Accumulated Other Comprehensive Income (Loss)	Kimberly-Clark's Net Investment	Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$2,098.7	$(19.6)	$2,045.6	$10.1
Net income	29.5	—	114.8	—
Change in Kimberly-Clark's investment, net	(28.1)	—	(48.8)	—
Other comprehensive income:
Unrealized currency translation adjustments	—	(5.4)	—	(12.4)
Cash flow hedges, net of tax	—	3.9	—	(5.6)
Balance at End of Period	$2,100.1	$(21.1)	$2,111.6	$(7.9)

Note 10.    Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark prior to the Spin-off, legal proceedings, claims and other liabilities that are primarily related to our business will be our responsibility and we will be obligated to indemnify and hold Kimberly-Clark harmless for such matters. The only exception to this general obligation relates to the pain pump litigation referenced in the next paragraph below. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.
We are one of several manufacturers of continuous infusion medical devices, such as our ON-Q PAINBUSTER pain pumps, that are involved in several different pending or threatened litigation matters from multiple plaintiffs alleging that use of the continuous infusion device to deliver anesthetics directly into a synovial joint after surgery resulted in postarthroscopic glenohumeral chondrolysis, or a disintegration of the cartilage covering the bones in the joint (typically, in the shoulder). Plaintiffs generally seek monetary damages and attorneys’ fees. While Kimberly-Clark is retaining the liabilities related to these matters, the distribution agreement between us and Kimberly-Clark provides that we will indemnify Kimberly-Clark for any such claims or causes of actions arising after the Spin-off.
We operate in an industry characterized by extensive patent litigation and competitors may claim that our products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require us to make significant royalty payments in order to continue selling the affected products. At any given time we are involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time.
We are subject to federal, state and local environmental protection laws and regulations with respect to our business operations and are operating in compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. None of our compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

Note 11.    Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates and commodity prices. We employ a number of practices to manage these risks, including operating activities and, where appropriate, the use of derivative instruments. In addition, Kimberly-Clark enters into derivative instruments for certain of its non-U.S. operations to hedge a portion of forecasted cash flows for raw materials, imports of intercompany finished goods and other intercompany goods and services denominated in U.S. dollars. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is recognized in earnings in the same period that the hedged exposure affects earnings. For hedging activity that is centrally managed by Kimberly-Clark, the associated derivative assets and liabilities and amounts recognized in accumulated other comprehensive income have not been included on our combined balance sheet. The portion of the amounts recognized to earnings for these commodity-based derivatives that relate to the business' operations have been allocated and included in cost of products sold on the combined income statement.
We enter into derivative instruments to hedge a portion of forecasted cash flows denominated in Mexican pesos for purchases of intercompany services provided to our U.S. operations and for intercompany sales of inventory denominated in U.S. dollars made by our affiliates in Thailand. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The foreign currency exposure on certain non-functional currency denominated monetary assets and liabilities, primarily intercompany loans and accounts payable, is hedged with primarily undesignated derivative instruments.
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowing. Translation exposure, which results from changes in translation rates between functional currencies and the U.S. dollar, is not hedged.
The derivative liabilities for foreign exchange contracts at September 30, 2014 and December 31, 2013 were $1 and $5, respectively, and are included in the combined balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of September 30, 2014 and December 31, 2013 were not significant.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“AOCI”), net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. These gains or losses recognized to earnings were not significant in the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, the aggregate notional values of outstanding foreign exchange derivative contracts designated as cash flow hedges were $55. Cash flow hedges resulted in no significant ineffectiveness in the three and nine months ended September 30, 2014 and 2013. For the three and nine months ended September 30, 2014 and 2013, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2014, amounts to be reclassified from AOCI during the next twelve months are not expected to be significant. The maximum maturity of cash flow hedges in place at September 30, 2014 is July 2015.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other income and expense, net. These gains or losses have not been significant for the three and nine months ended September 30, 2014 and 2013. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At September 30, 2014, the notional amount of these undesignated derivative instruments was $25.

Note 12.    Business Segment Information
We are organized into two operating segments based on product groupings: S&IP and Medical Devices. These operating segments, which are also our reportable global business segments, were determined in accordance with how our executive management develops and executes global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes restructuring charges, transaction costs related to the Spin-off, and other income and expense, net.
The principal sources of revenue in each global business segment are described below:

•
S&IP provides healthcare supplies and solutions that target the prevention and management of healthcare associated infections. This segment has recognized brands across its portfolio of product offerings, including sterilization wrap, surgical drapes and gowns, facial protection, protective apparel and medical exam gloves. This business is also a global leader in education to prevent healthcare associated infections.

•
Medical Devices provides a portfolio of innovative product offerings focused on pain management and respiratory and digestive health to improve patient outcomes and reduce the cost of care. These products include post-operative pain management solutions, minimally invasive interventional or chronic pain therapies, closed airway suction systems and enteral feeding tubes.

Information concerning unaudited combined operations by business segment is presented in the following table:

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change
NET SALES
Surgical and Infection Prevention	$279.2	$287.0	-2.7%	$840.2	$860.1	-2.3%
Medical Devices	122.5	126.2	-2.9%	373.5	366.8	1.8%
Corporate & Other	6.8	6.3	7.9%	19.0	19.3	-1.6%
COMBINED TOTAL NET SALES	$408.5	$419.5	-2.6%	$1,232.7	$1,246.2	-1.1%

OPERATING PROFIT
Surgical and Infection Prevention	$36.8	$45.2	-18.6%	$118.1	$113.0	4.5%
Medical Devices	20.4	28.0	-27.1%	76.6	63.4	20.8%
Corporate & Other(a)	(44.8)	(3.1)	N.M.	(126.8)	(10.6)	N.M.
Other (income) and expense, net	(0.7)	(0.2)	N.M.	(2.4)	(1.9)	N.M.
COMBINED TOTAL OPERATING PROFIT	$13.1	$70.3	-81.4%	$70.3	$167.7	-58.1%
N.M. - Not Meaningful

(a)
Corporate & Other for the three and nine months ended September 30, 2014 includes $6 and $55, respectively, associated with Manufacturing Footprint Strategic Changes related to the S&IP business (see Note 3) and $35 and $61, respectively, of transaction costs associated with the Spin-off.

Note 13.    Related Party Transactions
A portion of our net sales results from sales to Kimberly-Clark subsidiaries and affiliates. Included in our combined financial statements are net sales from intercompany sales of $25 and $25 in the three months ended September 30, 2014 and 2013, respectively, and $70 and $69 in the nine months ended September 30, 2014 and 2013, respectively.
During the three and nine months ended September 30, 2014 and 2013, we utilized manufacturing facilities and resources managed by affiliates of Kimberly-Clark to conduct our business. The expenses associated with these transactions, which primarily relate to production of semi-finished goods for our S&IP business, are included in cost of products sold in our combined income statement.
Our combined financial statements include certain expenses of Kimberly-Clark which were allocated to us for certain functions, including general expenses related to supply chain, finance, legal, information technology, human resources, compliance, shared services, insurance, employee benefits and incentives and stock-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the relative percentage of net sales or headcount. The total amount of these allocations from Kimberly-Clark was approximately as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Cost of products sold	$8	$6	$20	$19
Selling and general expenses	7	15	38	45
Research expenses	5	3	10	8
Total	$20	$24	$68	$72
We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual expenses we would have incurred as a separate, stand-alone public company or of the costs we will incur in the future. See Note 2, “Separation from Kimberly-Clark and Long-Term Debt” under the heading “Stand-Alone Public Company Costs” for further discussion.
Historically, Kimberly-Clark has provided financing, cash management and other treasury services to us. In North America, our cash balances are swept by Kimberly-Clark, and historically, we have received funding from Kimberly-Clark for most of our operating and investing cash needs. Cash transferred to and from Kimberly-Clark has historically been recorded as intercompany cash. Intercompany cash, receivables and payables with Kimberly-Clark are reflected within Kimberly-Clark’s net investment in the accompanying combined financial statements.

Note 14.    Subsequent Events
On October 7, 2014, the Board of Directors adopted the Halyard Health, Inc. Equity Participation Plan (the “Employee Plan”), which was approved by Kimberly-Clark as Halyard’s sole stockholder on October 7, 2014 and became effective as of November 1, 2014. The Employee Plan provides that the Compensation Committee of the Board of Directors may award to eligible recipients (as defined in the Employee Plan) as it may determine from time to time the following awards: stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards. Subject to the adjustment clauses in the Employee Plan, the maximum aggregate number of shares of Halyard common stock that may be subject to awards granted under the Employee Plan is 4,500,000.
On October 7, 2014, the Board of Directors adopted the Halyard Health, Inc. Outside Directors’ Compensation Plan (the “Director Plan”), which was approved by Kimberly-Clark as Halyard’s sole stockholder on October 7, 2014 and became effective as of November 1, 2014. The Director Plan provides that the Board may award to directors as it may determine from time to time the following awards: stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards. The Director Plan also provides that each director’s annual retainer will be paid under the Director Plan, and the director may elect to receive such compensation as a cash award or in the form of stock options. Subject to the adjustment clauses in the Director Plan, the maximum number of shares of Halyard common stock that may be subject to awards granted under the Director Plan is 400,000 shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The results of operations of our business after the separation from Kimberly-Clark Corporation (“Kimberly-Clark”) will be significantly different than the results of operations of our business prior to the separation. This difference results from, among other things, the impact of debt incurred, the impact of our operating as a separate, stand-alone public company, and the impact of, and the various agreements between us and Kimberly-Clark in conjunction with the separation. The following discussion should be read in conjunction with our audited combined financial statements and related notes and our unaudited pro forma combined financial data included in our Registration Statement on Form 10 for the year ended December 31, 2013.
This MD&A is intended to provide investors with an understanding of the recent performance of our business, financial condition and prospects prior to the completion of the separation from Kimberly-Clark described below. The following will be discussed and analyzed:

•	Overview of Business

•	Separation from Kimberly-Clark

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Business Outlook

•	Critical Accounting Policies

•	New Accounting Standards
Overview of Business
Halyard is a global company which seeks to advance health and healthcare by preventing infection, eliminating pain and speeding recovery. Our products and solutions are designed to address some of today’s most important healthcare needs, namely, preventing infection and reducing the use of narcotics while helping patients move from surgery to recovery. We market and support the efficacy, safety and economic benefit of our products with a significant body of clinical evidence. We have two business segments: Surgical and Infection Prevention (“S&IP”) and Medical Devices.
Separation from Kimberly-Clark
In November 2013, Kimberly-Clark announced that its Board of Directors authorized management to evaluate a potential tax-free Spin-off of our business. A Form 10 registration statement was filed in May 2014 with the Securities and Exchange Commission (the “SEC”) to register our business as an independent stand-alone public company. The Form 10 registration statement, as amended, was declared effective by the SEC on October 17, 2014. The Spin-off was completed on October 31, 2014.
Halyard was incorporated in Delaware on February 25, 2014 for the purpose of holding Kimberly-Clark's health care business following the Spin-off. Prior to the Spin-off, we and Kimberly-Clark engaged in a series of transactions that were designed to transfer ownership of Kimberly-Clark's health care business to us.
Prior to the Spin-off, we borrowed $640 through the issuance of senior unsecured notes and a secured term loan. We also entered into a revolving credit facility allowing borrowings of up to $250. We used the net proceeds from the senior unsecured notes and the secured term loan to fund a portion of the cash distribution to Kimberly-Clark as described below. Funds under the revolving credit facility are available for our working capital and other requirements after the Spin-off.
Prior to the Spin-off, we made a cash distribution to Kimberly-Clark in the amount of $680. Following the Spin-off, we became a separate public company, and Kimberly-Clark has no continuing stock ownership in us.
Prior to the Spin-off, we entered into a distribution agreement with Kimberly-Clark. In connection with the Spin-off, we also entered into various other agreements to effect the separation of our business from Kimberly-Clark's other businesses and set forth our contractual relationships with Kimberly-Clark after the Spin-off. These agreements provide for the allocation, between us and Kimberly-Clark, of Kimberly-Clark's assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Spin-off. The agreements include a transition services agreement, a tax matters agreement, an employee matters agreement, intellectual property agreements and manufacturing and supply agreements.
Results of Operations and Related Information
This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of our results of operations. This discussion and analysis compares the results for the three and nine months ended September 30, 2014 to the same periods in 2013.
Results By Business Segment

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change
NET SALES
Surgical and Infection Prevention	$279.2	$287.0	-2.7%	$840.2	$860.1	-2.3%
Medical Devices	122.5	126.2	-2.9%	373.5	366.8	1.8%
Corporate & Other	6.8	6.3	N.M.	19.0	19.3	N.M.
TOTAL NET SALES	$408.5	$419.5	-2.6%	$1,232.7	$1,246.2	-1.1%

OPERATING PROFIT
Surgical and Infection Prevention	$36.8	$45.2	-18.6%	$118.1	$113.0	4.5%
Medical Devices	20.4	28.0	-27.1%	76.6	63.4	20.8%
Corporate & Other(a)	(44.8)	(3.1)	N.M.	(126.8)	(10.6)	N.M.
Other (income) and expense, net	(0.7)	(0.2)	N.M.	(2.4)	(1.9)	N.M.
TOTAL OPERATING PROFIT	$13.1	$70.3	-81.4%	$70.3	$167.7	-58.1%
N.M. - Not meaningful

(a)
Corporate & Other includes $5.7 and $54.7, respectively, for the three and nine months ended September 30, 2014 associated with the exit of our gloves manufacturing facility in Thailand and transaction costs associated with the Spin-off of $35.4 and $61.2, respectively, for the three and nine months ended September 30, 2014.

Net Sales By Geography

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change
NET SALES
North America	$277.8	$284.8	-2.5%	$845.7	$851.1	-0.6%
Europe, Middle East and Africa	53.9	58.3	-7.5%	169.4	172.0	-1.5%
Asia Pacific and Latin America	52.0	51.9	0.2%	147.2	154.1	-4.5%
Related Party	24.8	24.5	1.2%	70.4	69.0	2.0%
TOTAL NET SALES	$408.5	$419.5	-2.6%	$1,232.7	$1,246.2	-1.1%

Percentage Change

NET SALES		Changes Due To
Third Quarter	Total	Sales Volume	Net Price(a)	Mix/Other(b)
Total	(2.6)	—	(2)	(1)
Surgical and Infection Prevention	(2.7)	—	(3)	—
Medical Devices	(2.9)	(1)	(2)	—

Year-to-Date
Total	(1.1)	1	(2)	—
Surgical and Infection Prevention	(2.3)	—	(2)	—
Medical Devices	1.8	4	(1)	(1)

(a)	Net price includes the impact of price changes, discounts and rebates.

(b)	Mix/Other includes rounding.

OPERATING PROFIT		Changes Due To
Third Quarter	Total	Sales Volume	Net Price	Input Costs(a)	Depreciation and Amortization	Currency(b)	Other(c)
Total	(81.4)	(5)	(14)	(4)	(1)	(9)	(48)
Surgical and Infection Prevention	(18.6)	—	(16)	(6)	1	(13)	15
Medical Devices	(27.1)	(11)	(10)	—	(3)	(1)	(2)

Year-to-Date
Total	(58.1)	—	(11)	—	—	(3)	(44)
Surgical and Infection Prevention	4.5	(1)	(13)	1	2	(4)	20
Medical Devices	20.8	2	(7)	—	(2)	(1)	29

(a)	Input costs consists of inflation/deflation in raw materials, energy and distribution costs.

(b)	Currency consists of both translational and transactional impacts of changes in exchange rates.

(c)
Other includes changes in research and development, selling and general expenses, related party activity and manufacturing costs not separately listed in the table. In addition, Other includes the impact of the charges in 2014 related to the exit of our gloves manufacturing facility in Thailand and transaction costs associated with the Spin-off and rounding.

Commentary - Third Quarter of 2014 Compared to the Third Quarter of 2013
Combined
Net sales of $409 decreased 2.6% primarily due to a 2% decrease in net selling prices.
Operating profit of $13 decreased by 81.4% compared to the prior year. Significant items contributing to this decline include $35 of incremental transaction costs associated with our separation from Kimberly-Clark and $6 of accelerated depreciation related to the manufacturing footprint strategic changes for our glove manufacturing facility in Thailand.
Surgical and Infection Prevention
Net sales of $279 decreased by 2.7% primarily due to a 3% reduction in net selling prices. Operating profit of $37 decreased 18.6% compared to the prior year, driven primarily by a 16% reduction due to lower net selling prices, and 13% due to unfavorable currency fluctuations partially offset by 15% reduction of supply chain costs and general expenses mainly due to a strategic reorganization which led to headcount reductions in the fourth quarter of 2013.
Net sales in North America decreased 4% due primarily to selling price decreases related to selling price reductions given to group purchasing organizations and other contracts to secure renewals in our sterilization wrap and exam glove businesses.
In Europe, Middle East and Africa, net sales decreased 1% due to a decline in sales volumes of 3% partially offset by favorable changes in currency rates of 2% driven mainly by the strengthening of the euro relative to the U.S. dollar. The decrease in sales volume was primarily driven by losses of lower profitability contracts in surgical drapes and gowns and medical exam gloves partially offset by increases in sales of facial protection products due to new contracts in emerging markets.
Net sales in Asia Pacific and Latin America increased 4% driven mainly by a 6% growth in sales volume due to increased surgical drapes and gown sales in Latin America and exam glove sales in Australia partially offset by lower sales of surgical masks. Net sales increased 1% from favorable changes in currency exchange rates was primarily due to the strengthening of the Australian dollar relative to the U.S. dollar. Net selling prices decreased by 1% due to increased exam glove sales in Australia at lower prices and a reduction in pricing in Japan to retain business.
Medical Devices
Net sales of $123 decreased by 2.9% primarily due to a 2% decrease in net selling prices and a 1% decrease in volume. Operating profit of $20 decreased by 27.1% due to an 11% decrease in volume, a 10% decrease driven by a decline in net selling prices and 6% due to amortization, depreciation and other costs.
Net sales in North America increased 1% due to a 3% increase in sales volume driven by the digestive health, respiratory health and chronic pain management businesses, primarily due to market growth, partially offset by a 2% reduction in prices in the respiratory health business.
In Europe, Middle East and Africa, net sales decreased 20% driven by an 18% reduction in sales volumes primarily in surgical pain management products partially offset by strong distributor demand for digestive health products.
Net sales in Asia Pacific and Latin America were 5% lower than the prior year due to a 4% decline in sales volumes across most product groups and a 1% unfavorable impact from currency exchange rates.

Commentary - First Nine Months of 2014 Compared to First Nine Months of 2013
Combined
Net sales of $1.2 billion decreased 1.1% as a 2% decrease in net selling prices and a 1% unfavorable change in foreign currency rates was partially offset by a 1% increase in sales volume.
Operating profit of $70 decreased 58.1% compared to the prior year. Significant items contributing to this decline $61 of incremental transaction costs associated with our separation from Kimberly-Clark and $55 of incremental costs related to the manufacturing footprint strategic changes.
Surgical and Infection Prevention
Net sales of $840 decreased 2.3% due to a 2% decrease in net selling prices. Operating profit of $118 increased by 4.5% due to improved supply chain costs, a reduction in selling and general expenses mainly due to a strategic reorganization which led to headcount reductions in the fourth quarter of 2013 partially offset by a 13% decrease driven by a decline in net selling prices and 4% from unfavorable currency rates.
Net sales in North America decreased 2% due primarily to selling price decreases related to selling price reductions given to group purchasing organizations and other contracts to secure renewals in our sterilization wrap and exam glove businesses.
In Europe, Middle East and Africa, net sales decreased 2% due to a decline in sales volume of 4% partially offset by the favorable impact of changes in currency rates of 3% driven mainly by the strengthening of the euro relative to the U.S. dollar. The decrease in sales volumes was primarily driven by losses of lower profitability contracts in surgical drapes and gowns and medical exam gloves partially offset by increases in facial protection products due to new contracts in emerging markets.
Net sales in Asia Pacific and Latin America decreased by 3% driven mainly by a 5% unfavorable change in currency exchange rates primarily due to the weakening of the Australian dollar and the Japanese yen relative to the U.S. dollar. In addition, net selling prices decreased by 3% due primarily to price erosion in Australia and Japan as a result of increased competition. These decreases were partially offset by an increase of 5% in sales volume primarily due to increased surgical drapes and gown sales in Latin America, higher volume growth in Australia (mainly exam gloves) and sales growth across a range of products in developing markets, which were partially offset by lower sales of surgical masks.
Medical Devices
Net sales of $374 increased 1.8% due to a 4% increase in sales volume partially offset by a 1% decrease in net selling prices and 1% from unfavorable currency rates and other costs. Operating profit of $77 increased 20.8% due to an increase in sales volume consistent with the discussion regarding the growth in net sales and a reduction in selling and general expenses largely from decreased legal expenses and improved supply chain costs.

Net sales in North America increased 3% due to an increase in sales volume in the digestive health business as a result of market growth and in interventional pain management as a result of the expansion of our cooled radio frequency procedure to new therapeutic areas.
In Europe, Middle East and Africa, net sales decreased 1% due to a 2% decrease in trade spending levels and lower sales volume in the surgical pain business partially offset by higher volume of 1% driven primarily by strong distributor demand for digestive health products.
Net sales in Asia Pacific and Latin America were 2% lower than the prior year due to unfavorable changes in currency exchange rates, mainly attributable to the Japanese yen.
Manufacturing Strategic Footprint Changes
In June 2014, we initiated a plan to exit one of our disposable glove facilities in Thailand and outsource the related production to improve the competitive position of our S&IP business. The restructuring is expected to result in a reduction of our workforce by approximately 3,000 positions.
The plan is expected to be completed by December 31, 2015 and result in estimated cumulative charges of $70 ($50 million after tax) over that period. We anticipate that the charges will consist of a non-cash asset impairment and accelerated depreciation charges of $55 and workforce reduction and other exit cash costs of $15. As a result of the planned mill closure, we expect to improve pretax cash flow by approximately $10 million annually from lower outsourced exam glove costs, a reduction in facility capital expenses and improved working capital.

Liquidity and Capital Resources
General
Historically, Kimberly-Clark has provided financing, cash management and other treasury services to us. In North America, our cash balances were swept daily by Kimberly-Clark and historically, we have received funding from Kimberly-Clark for most of our operating and investing cash needs. Cash transferred to and from Kimberly-Clark has historically been recorded as intercompany receivables and payables. Upon completion of the Spin-off, we maintain separate cash management and financing functions from Kimberly-Clark for our operations. Following the Spin-off, our primary sources of liquidity will be cash on hand provided from operating activities, and amounts available under our revolving credit facility, as described below.
Operating Activities
Cash provided by operations was $107 and $147 for the nine months ended September 30, 2014 and 2013, respectively, with the decrease primarily due to lower cash earnings.
Investing Activities
For the nine months ended September 30, 2014, cash used in investing activities was $60 compared to $40 in the same period in 2013. The increase is related to investments to enable the separation from Kimberly-Clark.
Financing Activities
For the nine months ended September 30, 2014, $32 was used in financing activities, which is primarily a $35 decrease in Kimberly-Clark’s net investment. For the nine months ended September 30, 2013, $113 was used in financing activities, consisting primarily of a $62 decrease in Kimberly-Clark’s net investment and $53 in debt repayments.
At September 30, 2014, debt was $11 and consisted of related party debt owed to wholly-owned Kimberly-Clark subsidiaries. At December 31, 2013, related party debt to Kimberly-Clark subsidiaries was $9. The related party debt was repaid in the Spin-off. As noted above, our outstanding debt increased significantly in connection with the Spin-off.
Prior to the Spin-off, we borrowed $640 through the issuance of senior unsecured notes and a secured term loan. We also entered into a revolving credit facility allowing borrowings of up to $250. The proceeds from the senior unsecured notes and the secured term loan funded the majority of a cash distribution of $680 to Kimberly-Clark immediately prior to the Spin-off. Funds under the revolving credit facility are available for our working capital and other liquidity requirements. See Note 2 to the accompanying condensed combined financial statements, “Separation from Kimberly-Clark and Long-Term Debt” under the heading “Senior Unsecured Notes, Term Loan and Revolving Credit Facilities” for further details regarding our debt agreements.
We will incur significant interest expense and financial obligations related to these senior notes, secured term loan and revolving credit facility, along with new additional stand-alone corporate and other costs. We will continue to make capital expenditures to introduce new products, enhance the efficacy, reliability and safety of our existing products and to maximize cost savings.
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark prior to the Spin-off, legal proceedings, claims and other liabilities that are primarily related to our business will be our responsibility and we will be obligated to indemnify and hold Kimberly-Clark harmless for such matters. The only exception to this general obligation relates to the pain pump litigation referenced in the next paragraph below. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.
We are one of several manufacturers of continuous infusion medical devices, such as our ON-Q PAINBUSTER pain pumps, that are involved in several different pending or threatened litigation matters from multiple plaintiffs alleging that use of the continuous infusion device to deliver anesthetics directly into a synovial joint after surgery resulted in postarthroscopic glenohumeral chondrolysis, or a disintegration of the cartilage covering the bones in the joint (typically, in the shoulder). Plaintiffs generally seek monetary damages and attorneys’ fees. While Kimberly-Clark is retaining the liabilities related to these matters, the distribution agreement between us and Kimberly-Clark provides that we will indemnify Kimberly-Clark for any such claims or causes of actions arising after the Spin-off.
We operate in an industry characterized by extensive patent litigation and competitors may claim that our products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require us to make significant royalty payments in order to continue selling the affected products. At any given time we are involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time.
We are subject to federal, state and local environmental protection laws and regulations with respect to our business operations and are operating in compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. None of our compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.
Critical Accounting Policies
Annual Goodwill Impairment Test
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. For 2014 we have completed the required annual testing of goodwill for impairment for all reporting units using the beginning of the third quarter 2014 as the measurement date. The fair value for all reporting units was in excess of the book value. The fair value of our Medical Device unit exceeded the carrying value of its net assets by 76%; however, the fair value of our S&IP unit exceeded the carrying value of its net assets by 6%, primarily because of the incremental stand-alone public company corporate and ongoing costs described in Note 3 to the Combined Financial Statements, “Separation from Kimberly-Clark and Long-Term Debt” under the heading “Stand-Alone Public Company Costs.”
The fair value determination utilized key assumptions regarding growth of the business and stand-alone public company corporate and ongoing costs, each of which required significant management judgment, including estimated future sales volumes, selling prices and costs, changes in working capital, and investments in property and equipment. These assumptions and estimates were based upon our historical experience and projections of future activity. In addition, the selection of the discount rate used to determine fair value was based upon current market rates and our current cost of financing. There can be no assurance that the assumptions and estimates made for purposes of the annual goodwill impairment test will prove to be accurate. Volatility in the equity and debt markets, or increases in interest rates, could result in a higher discount rate. Changes in sales volumes, selling prices and costs of goods sold, additional stand-alone public company costs, and increases in interest rates could cause changes in our forecasted cash flows. Unfavorable changes in any of the factors described above could result in a goodwill impairment charge in the future.
New Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The effect of this standard on our financial position, results of operations and cash flows is not known.
Business Outlook
For the remainder of 2014, we will continue to focus on post-spin transition, focusing on the efficiency and effectiveness of our stand-alone operations, including the optimization of our supply chain footprint. In the S&IP segment, our ongoing focus will be on maintaining market leadership, operational efficiencies and margin improvement. In the Medical Devices business, we will leverage our global sales and marketing infrastructure and look for opportunities to aggressively drive accretive growth.
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three and nine months ended September 30, 2014 and 2013 and our financial position as of September 30, 2014 and December 31, 2013. You should read this discussion in conjunction with our historical combined financial statements and the notes to those historical combined financial statements included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions, among others. The matters discussed in these forward looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward looking statements. These factors include, but are not limited to:

•	general economic conditions particularly in the United States,

•	fluctuations in global equity and fixed-income markets,

•	the competitive environment,

•	the loss of current customers or the inability to obtain new customers,

•	price fluctuations in key commodities,

•	fluctuations in currency exchange rates,

•	changes in governmental regulations that are applicable to our business,

•	changes in asset valuations including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons, and

•	any other matters described elsewhere in this MD&A.
You are cautioned not to unduly rely on such forward-looking statements, which speak only as the date made, when evaluating the information in this Quarterly Report on Form 10-Q. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished.

Item 4.	Controls and Procedures
With the participation of management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2014.
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6. Exhibits

(a)	Exhibits
Exhibit No. (31)a. Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.
Exhibit No. (31)b. Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.
Exhibit No. (32)a. Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
Exhibit No. (32)b. Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
Exhibit No. (101).INS XBRL Instance Document
Exhibit No. (101).SCH XBRL Taxonomy Extension Schema Document
Exhibit No. (101).CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit No. (101).DEF XBRL Taxonomy Extension Definition Linkbase Document
Exhibit No. (101).LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit No. (101).PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALYARD HEALTH, INC.
(Registrant)

By:	/s/ Steven E. Voskuil

Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Renato Negro

Vice President and Controller
(Principal Accounting Officer)
November 20, 2014

EXHIBIT INDEX

Exhibit No.	Description
(31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

(31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.

(32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

(101).INS	XBRL Instance Document

(101).SCH	XBRL Taxonomy Extension Schema Document

(101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

(101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

(101).LAB	XBRL Taxonomy Extension Label Linkbase Document

(101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document