Form 10-Q
period 2015-03-31
Halyard Health, Inc.
filed 2015-05-05
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-36440

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 1, 2015 there were 46,535,951 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Sales (including related party sales of $0 and $21.3)	$394.2	$410.7
Cost of products sold (including related party purchases of $0 and $19.4)	262.1	255.7
Gross Profit	132.1	155.0
Research and development expenses	6.0	8.3
Selling and general expenses	97.2	85.5
Other income, net	(12.0)	(0.5)
Operating Profit	40.9	61.7
Interest income	0.1	1.0
Interest expense	(8.3)	—
Income Before Income Taxes	32.7	62.7
Provision for income taxes	(11.0)	(21.3)
Net Income	$21.7	$41.4

Per Share Basis
Basic	$0.47	$0.89
Diluted	0.46	0.89

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Income	$21.7	$41.4
Other Comprehensive (Loss) Income, Net of Tax
Unrealized currency translation adjustments	(6.8)	2.6
Cash flow hedges	0.3	2.4
Total Other Comprehensive (Loss) Income, Net of Tax	(6.5)	5.0
Comprehensive Income	$15.2	$46.4

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$166.2	$149.0
Accounts receivable, net	226.5	233.9
Inventories	293.0	283.1
Current deferred income taxes and other current assets	17.4	18.9
Total Current Assets	703.1	684.9
Property, Plant and Equipment, Net	281.8	277.8
Assets Held for Sale	—	2.6
Goodwill	1,422.1	1,426.1
Other Intangible Assets	101.8	108.3
Other Assets	27.6	27.9
TOTAL ASSETS	$2,536.4	$2,527.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$3.9	$3.9
Trade accounts payable	192.1	168.7
Accrued expenses	145.0	183.4
Total Current Liabilities	341.0	356.0
Long-Term Debt	631.4	632.3
Other Long-Term Liabilities	52.2	48.1
Total Liabilities	1,024.6	1,036.4

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,535,951 outstanding as of March 31, 2015 and December 31, 2014	0.5	0.5
Additional paid-in capital	1,507.9	1,502.5
Retained earnings	29.0	7.3
Accumulated other comprehensive loss	(25.6)	(19.1)
Total Stockholders’ Equity	1,511.8	1,491.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,536.4	$2,527.6

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$21.7	$41.4
Depreciation and amortization	16.4	17.3
Stock-based compensation expense	5.4	0.7
Net (gain) loss on asset dispositions	(12.1)	1.5
Changes in operating assets and liabilities:
Accounts receivable	7.5	5.4
Inventories	(9.9)	(2.1)
Prepaid expenses and other assets	1.3	0.6
Accounts payable	36.5	(7.9)
Accrued expenses	(26.5)	(34.0)
Other	(0.6)	2.7
Cash Provided by Operating Activities	39.7	25.6
Investing Activities
Capital expenditures	(27.7)	(7.5)
Proceeds from property dispositions	7.7	—
Cash Used in Investing Activities	(20.0)	(7.5)
Financing Activities
Debt proceeds	—	0.3
Debt repayments	(1.0)	(2.9)
Change in Kimberly-Clark's net investment	—	(24.4)
Other	—	0.9
Cash Used in Financing Activities	(1.0)	(26.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.5)	(0.3)
Increase (Decrease) in Cash and Cash Equivalents	17.2	(8.3)
Cash and Cash Equivalents - Beginning of Period	149.0	44.1
Cash and Cash Equivalents - End of Period	$166.2	$35.8

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Accounting Policies
Background and Basis of Presentation
Halyard Health, Inc. is a global business which seeks to advance health and healthcare by preventing infection, eliminating pain and speeding recovery. Our products and solutions are designed to address some of today’s most important healthcare needs, namely, preventing infections and reducing the use of narcotics while helping patients move from surgery to recovery. We market and support the efficacy, safety and economic benefit of our products with a significant body of clinical evidence. We operate in two business segments: Surgical and Infection Prevention (“S&IP”) and Medical Devices.
References to “Halyard,” “we,” “our” and “us” refer to Halyard Health, Inc. References to “Kimberly-Clark” mean Kimberly-Clark Corporation, a Delaware corporation, and its subsidiaries, other than Halyard, unless the context otherwise requires.
In November 2013, Kimberly-Clark announced its intention to evaluate a potential tax-free spin-off of its health care business (the “Spin-off”). Halyard Health, Inc. was incorporated in Delaware in February 2014 for the purpose of holding the health care business following the separation. The Spin-off was completed on October 31, 2014 and Kimberly-Clark’s health care business became Halyard Health, Inc.
The condensed consolidated financial statements for the three months ended March 31, 2015 represent our financial position, results of operations and cash flows as an independent publicly-traded company. The condensed combined financial statements for the three months ended March 31, 2014 represent the results of operations and cash flows of Kimberly-Clark’s health care business.
Interim Financial Statements
We prepared the accompanying condensed consolidated financial statements according to accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. Our unaudited interim condensed consolidated financial statements contain all material adjustments which are of a normal and recurring nature necessary to fairly state our financial condition, results of operations and cash flows for the periods presented. Certain prior period amounts have been conformed to current presentation.
Use of Estimates
Preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Estimates are used in accounting for, among other things, distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, loss contingencies, and deferred tax assets and potential income tax assessments. Actual results could differ from these estimates, and the effect of the change could be material to our financial statements. Changes in these estimates are recorded when known.
As described in our Annual Report on Form 10-K, we completed the required annual testing of goodwill for impairment for all reporting units using the beginning of the third quarter of 2014 as the measurement date and our analysis indicated that we had no impairment of goodwill. During the three months ended March 31, 2015, we determined that there were no conditions or changes that would indicate that our goodwill may be impaired.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU addresses the different balance sheet presentation requirements for debt issuance costs, discounts and premiums under the FASB Accounting Standards Codification (“ASC”) Subtopic 835-30, Interest - Imputation of Interest. Currently, GAAP recognizes debt issuance costs as a deferred charge (i.e., an asset), which conflicts with FASB Concepts Statement No. 6, Elements of Financial Statements, which says that debt issuance costs are similar to debt discounts and reduce the proceeds of borrowing, thereby increasing the effective interest rate. Accordingly, ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption will be permitted for financial statements that have not been previously issued. Application of this ASU will result in the reclassification of our debt issuance costs of approximately $10 million as of each quarter ended March 31, 2016 and December 31, 2015 from other assets to long-term debt.
In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU No. 2015-01 eliminates ASC Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, which, until now, required that an entity separately classify, present, and disclose transactions and events that were determined to be both unusual and infrequent as extraordinary items. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments (i) prospectively or (ii) retrospectively to all prior periods presented in the financial statements. The application of this ASU is not expected to have a material effect on our financial position, results of operations and cash flows.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This ASU will become effective for annual periods ending after December 15, 2016. Earlier application is permitted. The application of this ASU is not expected to have a material effect on our financial position, results of operations and cash flows.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Adoption prior to interim periods beginning after December 15, 2016 is not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new ASU with restatement of prior years and one requiring prospective application of the new ASU with disclosure of results under old standards. The effects of this ASU on our financial position, results of operations and cash flows are not yet known.
Note 2.    Spin-Off Transition Costs
Completion of the Sale of Disposable Glove Facility
In June 2014, Kimberly-Clark initiated a plan to exit one of the disposable glove facilities in Thailand and outsource the related production to improve the competitive position of the S&IP business. In December 2014, we entered into a definitive agreement to sell the disposable glove facility to a third party. We received advance cash payments of $8 million before the end of 2014, which was included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet as of December 31, 2014. The net book value of the disposable glove facility was $3 million and was classified as “Assets Held for Sale” in the accompanying condensed consolidated balance sheet as of December 31, 2014. We received the remaining $8 million of the sale price when the sale closed in January 2015. The sale resulted in a net gain of $12 million, which was recorded in “Other income, net” in the accompanying condensed consolidated income statement. There were no remaining accrued expenses related to this plan as of March 31, 2015.
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
We are undertaking efforts to ensure our customers transition from the Kimberly-Clark brand to our Halyard-branded products. We have entered into a royalty agreement under which we have access to use the Kimberly-Clark brand for up to 24 months as we manage the packaging changes with global regulatory bodies. Royalties are required to be paid for products sold bearing the Kimberly-Clark brand only. In addition to royalty expense, we expect to incur costs for packaging, marketing and regulatory approval in order to complete this transition.
While building our own capabilities as a stand-alone company, we have entered into transition service agreements with Kimberly-Clark to provide temporary supporting services until we have the necessary resources and infrastructure in place.
In the three months ended March 31, 2015 we have incurred $11 million, ($7 million, net of tax) for the above programs.

Note 3.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	March 31, 2015	December 31, 2014
Accounts receivable	$227.7	$234.9
Allowance for sales discounts and doubtful accounts	(1.2)	(1.0)
Accounts receivable, net	$226.5	$233.9
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	March 31, 2015			December 31, 2014
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$51.3	$0.7	$52.0	$48.4	$1.3	$49.7
Work in process	54.9	0.5	55.4	47.7	0.3	48.0
Finished goods	157.6	36.9	194.5	157.8	37.5	195.3
Supplies and other	—	12.0	12.0	—	11.8	11.8
	263.8	50.1	313.9	253.9	50.9	304.8
Excess of FIFO or weighted-average cost over LIFO cost	(20.9)	—	(20.9)	(21.7)	—	(21.7)
Total	$242.9	$50.1	$293.0	$232.2	$50.9	$283.1
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	March 31, 2015	December 31, 2014
Land	$2.3	$2.3
Buildings	83.8	67.9
Machinery and equipment	451.8	436.3
Construction in progress	43.3	62.2
	581.2	568.7
Less accumulated depreciation	(299.4)	(290.9)
Total	$281.8	$277.8
Depreciation expense was $10 million and $9 million for the three months ended March 31, 2015 and 2014, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows (in millions):

	S&IP	Medical Devices	Total
Balance at December 31, 2014	$744.5	$681.6	$1,426.1
Currency translation adjustment	(2.2)	(1.8)	(4.0)
Balance at March 31, 2015	$742.3	$679.8	$1,422.1
As of March 31, 2015 and December 31, 2014, we had intangible assets with indefinite useful lives of $7 million related to acquired in-process research and development.

Intangible assets subject to amortization consist of the following (in millions):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$126.6	$(87.2)	$39.4	$126.6	$(86.1)	$40.5
Patents and acquired technologies	149.1	(103.8)	45.3	149.1	(99.3)	49.8
Other	48.3	(37.9)	10.4	48.3	(37.0)	11.3
Total	$324.0	$(228.9)	$95.1	$324.0	$(222.4)	$101.6
Amortization expense for intangible assets was $6 million and $8 million for the three months ended March 31, 2015 and 2014, respectively. We estimate amortization expense for the remainder of 2015 and the following four years and beyond will be as follows (in millions):

For the years ending December 31,
2015	$18.9
2016	20.2
2017	14.9
2018	11.1
2019	6.9
Thereafter	23.1
Total	$95.1

Accrued Expenses
Accrued expenses consist of the following (in millions):

	March 31, 2015	December 31, 2014
Accrued rebates	$68.3	$82.2
Accrued salaries and wages	27.4	46.4
Accrued taxes - income and other	23.8	23.4
Deposit received on pending sale of assets	—	7.8
Other	25.5	23.6
Total	$145.0	$183.4
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	March 31, 2015	December 31, 2014
Deferred income taxes	$27.8	$27.9
Taxes payable	1.6	1.6
Other	22.8	18.6
Total	$52.2	$48.1

Note 4.     Long-Term Debt
As of March 31, 2015 and December 31, 2014, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	March 31, 2015	December 31, 2014
Senior Secured Term Loan	4.00%	2021	$385.3	$386.2
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Total long-term debt			635.3	636.2
Less debt payable within one year			3.9	3.9
Long-term portion			$631.4	$632.3
Senior Unsecured Notes
The senior unsecured notes (the “Notes”) will mature on October 15, 2022 and interest will accrue at a rate of 6.25% per annum and will be payable semi-annually in arrears on April 15 and October 15 of each year.
Senior Secured Term Loan and Revolving Credit Facility
The senior secured term loan is under a credit agreement that established credit facilities in an aggregate principal amount of $640 million, including a five-year senior secured revolving credit facility allowing borrowings of up to $250 million, with a letter of credit sub-facility in an amount of $75 million and a swingline sub-facility in an amount of $25 million (the “Revolving Credit Facility”), and a seven-year senior secured term loan of $390 million (the “Term Loan Facility”). The Term Loan Facility is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock.
On April 30, 2015, we made a $50 million principal payment on our senior secured term loan without prepayment penalties pursuant to the terms of the governing loan agreement. We recognized a charge of $1 million in the second quarter of 2015 related to the write-off of related debt issuance costs and original issue discount.
Borrowings under the Term Loan Facility will bear interest, at Halyard’s option, at either (i) a reserve-adjusted LIBOR rate, subject to a floor of 0.75%, plus 3.25%, or (ii) a base rate, subject to a floor of 0.75%, (calculated as the greatest of (1) the prime rate, (2) the U.S. federal funds effective rate plus 0.50% or (3) the one month LIBOR rate plus 1.00%) plus 2.25%. The Term Loan Facility requires quarterly amortization payments equal to 0.25% of the aggregate principal amount of the term loans outstanding on the closing date. As of March 31, 2015, the interest rate in effect for the Term Loan Facility was 4.00%.
Borrowings under the Revolving Credit Facility will bear interest, at Halyard’s option, at either (i) a reserve-adjusted LIBOR rate, plus a margin initially equal to 2.25% and then, following Halyard’s delivery under the credit agreement of Halyard’s financial statements for Halyard’s fiscal quarter ending March 31, 2015, ranging between 1.75% to 2.50% per annum, depending on Halyard’s consolidated total leverage ratio, or (ii) the base rate plus a margin initially equal to 1.25% and then, following Halyard’s delivery of those financial statements, ranging between 0.75% to 1.50% per annum, depending on Halyard’s consolidated total leverage ratio. The unused portion of Halyard’s Revolving Credit Facility will be subject to a commitment fee equal to (i) 0.25% per annum, when Halyard’s consolidated total leverage ratio is less than 2.25 to 1.00 and (ii) 0.40% per annum, otherwise. As of March 31, 2015, we had no borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility, leaving $247 million available for borrowing.
Note 5.    Derivative Financial Instruments
The derivative liabilities for foreign exchange contracts as of March 31, 2015 and December 31, 2014 were $1 million and $1 million, respectively, and are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of March 31, 2015 and December 31, 2014 were not significant.
For derivative instruments that are designated and qualify as cash flow hedges, gains or losses recognized to earnings were not significant in the three months ended March 31, 2015 and 2014. As of March 31, 2015, the aggregate notional values of outstanding foreign exchange derivative contracts designated as cash flow hedges were $39 million. Cash flow hedges resulted in no significant ineffectiveness in the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2015, amounts to be reclassified from AOCI during the next twelve months are not expected to be significant. The maximum maturity of cash flow hedges in place at March 31, 2015 is March 2016.

Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other income and expense, net. These gains or losses have not been significant for the three months ended March 31, 2015 and 2014. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of March 31, 2015, the notional amount of these undesignated derivative instruments was $70 million.
Note 6.    Fair Value Information
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
In the three months ended March 31, 2015, there were no transfers among Level 1, 2 or 3 fair value determinations.
The derivative liabilities for foreign exchange contracts were $1 million as of both March 31, 2015 and December 31, 2014 and are included in the condensed consolidated balance sheet in accrued expenses. These derivatives are classified as Level 2 of the fair value hierarchy. The fair values of derivatives used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		March 31, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$166.2	$166.2	$149.0	$149.0
Liabilities
Debt	2	635.3	656.2	636.2	644.0
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature.
Note 7.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”) are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Unrealized translation	$(6.8)	$2.6
Cash flow hedges	0.5	2.9
	(6.3)	5.5
Tax effect	(0.2)	(0.5)
Change in AOCI	$(6.5)	$5.0
Note 8.     Stock-Based Compensation
Aggregate stock-based compensation expense for the three months ended March 31, 2015 was $5 million, which reflects expense incurred for stock option and restricted stock unit awards granted under the Halyard Health, Inc. Equity Participation Plan and the Halyard Health, Inc. Outside Directors’ Compensation Plan (together, the “Plans”). Aggregate stock-based compensation expense for the three months ended March 31, 2014 was $1 million and reflects expense allocated to us for awards granted under Kimberly-Clark’s equity incentive plans.

Stock Options
Stock-based compensation expense related to stock options was $1 million for the three months ended March 31, 2015. A summary of stock option activity under the Plans is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	611	$34.94
Granted	336	45.51
Forfeitures	(21)	35.52
Outstanding at March 31, 2015	926	$38.76	9.1	$9.7
The following table summarizes information about options outstanding as of March 31, 2015:

			Stock Options Outstanding
Range of Exercise Prices			Shares (in thousands)	Weighted- Average Remaining Contractual Term (Years)
$25	to	$35	252	7.8
$35	to	$45	339	9.3
$45+			335	9.9
			926	9.1
There were no vested and exercisable options outstanding at March 31, 2015.
Restricted Share Units
Stock-based compensation expense related to restricted share units was $4 million for the three months ended March 31, 2015. A summary of restricted share unit activity is presented below:

	Shares (in thousands)	Weighted- Average Fair Value
Outstanding at December 31, 2014	375	$37.88
Granted	103	45.63
Forfeitures	(8)	37.88
Outstanding at March 31, 2015	470	$39.59
Vested at March 31, 2015	27	$44.32
Prior Year Expense under Kimberly-Clark Equity Incentive Plans
Kimberly-Clark maintains several equity incentive plans in which our executives and employees participated prior to the Spin-off. All awards granted under Kimberly-Clark’s plans were based on common shares of Kimberly-Clark stock and, as such, were reflected in Kimberly-Clark’s consolidated statements of equity and not in our combined statement of invested equity. Prior to the Spin-off, Kimberly-Clark allocated stock-based compensation expense to Halyard for employees of Kimberly-Clark’s health care business that became Halyard employees upon the Spin-off. Stock-based compensation expense charged to us by Kimberly-Clark under their incentive plans was $1 million for the three months ended March 31, 2014.
Note 9.    Commitments and Contingencies
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
Note 10.    Earnings Per Share (“EPS”)
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period, as determined using the treasury stock method. The contribution of Kimberly-Clark’s Health Care business to us was treated as a reorganization of entities under common control under Kimberly-Clark. Consequently, we are retrospectively reporting EPS for the prior year using the 46.5 million weighted average shares outstanding as of the Spin-off date for both basic and diluted EPS as no Halyard common stock or dilutive stock-based compensation awards were authorized or outstanding prior to the Spin-off.
The calculation of basic and diluted earnings per share for the three months ended March 31, 2015 and March 31, 2014 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income	$21.7	$41.4

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.5	46.5
Dilutive effect of stock options and restricted share unit awards	0.2	—
Diluted weighted average shares outstanding	46.7	46.5

Earnings Per Share
Basic	$0.47	$0.89
Diluted	$0.46	$0.89

Note 11.    Business Segment Information
Information concerning unaudited consolidated operations by business segment is presented in the following table (in millions):

	Three Months Ended March 31,
	2015	2014
Net Sales
S&IP	$254.8	$275.5
Medical Devices	122.3	129.6
Corporate & Other(a)	17.1	5.6
Total Net Sales	394.2	410.7

Operating Profit
S&IP	19.5	40.1
Medical Devices	24.8	31.4
Corporate & Other(b)	(15.4)	(10.3)
Other income, net(c)	12.0	0.5
Total Operating Profit	40.9	61.7
Interest income	0.1	1.0
Interest expense	(8.3)	—
Income before Income Taxes	$32.7	$62.7
_________________________________________________

(a)	Corporate and Other net sales include sales of non-healthcare products to Kimberly-Clark.

(b)
Corporate and Other for the three months ended March 31, 2015 includes $11 million of post-spin related transition expenses. Corporate and Other for the three months ended March 31, 2014 includes $7 million of spin-off related transaction costs.

(c)	Other income, net includes a $12 million net gain on the disposal of one of our disposable glove facilities in Thailand.
Note 12.    Related Party Transactions
In the prior year, we utilized manufacturing facilities and resources managed by affiliates of Kimberly-Clark to conduct our business. The expenses associated with these transactions, which primarily relate to production of semi-finished goods for our S&IP business, are included in cost of products sold in our combined income statement for the three months ended March 31, 2014. Following the Spin-off, Kimberly-Clark is not considered a related party.
In the prior year, our combined financial statements include certain expenses of Kimberly-Clark which were allocated to us for certain functions, including general expenses related to supply chain, finance, legal, information technology, human resources, compliance, shared services, insurance, employee benefits and incentives and stock-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the relative percentage of net sales or headcount. The total amount of these allocations from Kimberly-Clark was approximately as follows (in millions):

Three Months Ended March 31, 2014
Cost of products sold	$6
Selling and general expenses	16
Research expenses	3
Total	$25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management’s discussion and analysis (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q. This MD&A represents the global operations of Halyard and its subsidiaries as an independent publicly-traded company in the three months ended March 31, 2015 and as a combined reporting entity comprising the financial position, results of operations and cash flows of Kimberly-Clark Corporation’s (“Kimberly-Clark”) Health Care business in the three months ended March 31, 2014. The results of operations of our business after our separation from Kimberly-Clark are significantly different than the results of operations of our business prior to the separation. This is due to, among other things, the impact of debt incurred, the impact of our operating as a separate, stand-alone public company and the impact of the various agreements between us and Kimberly-Clark.
The following discussion should be read in conjunction with our audited consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The following will be discussed and analyzed:

•	Overview of Business

•	Spin-off Transition Costs

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	New Accounting Standards
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
Spin-off Transition Costs
As a result of the Spin-off, we are making changes to our plant and equipment, primarily in North America to align with our manufacturing requirements. These changes will include modifications to certain equipment and the movement of health-care equipment from Kimberly-Clark locations to Halyard facilities.
We are undertaking efforts to ensure our customers transition from the Kimberly-Clark brand to our Halyard-branded products. We have entered into a royalty agreement under which we have access to use the Kimberly-Clark brand for up to 24 months as we manage the packaging changes with global regulatory bodies. Royalties are required to be paid for products sold bearing the Kimberly-Clark brand only. In addition to royalty expense, we expect to incur costs for packaging, marketing and regulatory approval in order to complete this transition.
While building our own capabilities as a stand-alone company, we have entered into transition service agreements with Kimberly-Clark to provide temporary supporting services until we have the necessary resources and infrastructure in place.
In the three months ended March 31, 2015 we have incurred $11 million, ($7 million, net of tax) for the above programs.
Results of Operations and Related Information
This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of our results of operations. This discussion and analysis compares the results for the three months ended March 31, 2015 to the same period in 2014.

Net Sales by Segment

(in millions)	Three Months Ended March 31,
	2015	2014	Change
Net Sales
Surgical and Infection Prevention	$254.8	$275.5	(7.5)%
Medical Devices	122.3	129.6	(5.6)
Corporate & Other	17.1	5.6	N.M.
Total Net Sales	$394.2	$410.7	(4.0)%
______________________________
N.M. - Not meaningful
Percentage Change

		Changes Due To
2015 vs. 2014	Total	Volume	Pricing/Mix	Currency	Other(a)
Consolidated	(4)%	(1)%	(1)%	(2)%	—%
S&IP	(8)	(4)	(1)	(3)	—
Medical Devices	(6)	(3)	(1)	(1)	(1)
______________________________
(a) Other includes rounding.
Sales for the three months ended March 31, 2015 of $394 million were 4% lower compared to the same period last year due to lower sales volume, selling prices and unfavorable changes in currency exchange rates. Sales in the three months ended March 31, 2015 includes $17 million of sales to Kimberly-Clark which is included in Corporate and Other related to the sale of non-woven materials.
Surgical and Infection Prevention
S&IP net sales decreased 8% to $255 million compared to net sales of $276 million in the prior year driven by lower volume across the majority of our product categories, unfavorable pricing in exam gloves and sterilization and unfavorable changes in currency exchange rates.
Medical Devices
Medical Devices net sales decreased 6% to $122 million, compared to net sales of $130 million in the prior year driven by lower volume in respiratory health, lower volume and selling prices in surgical pain and unfavorable changes in currency exchange rates partially offset by volume gains in digestive health and interventional pain management and higher net selling prices in interventional pain management.
Net Sales By Geographic Region

(in millions)	Three Months Ended March 31,
	2015	2014	Change
Net Sales(a)
North America	$303.0	$300.7	0.8%
Europe, Middle East and Africa	48.4	60.8	(20.4)
Asia Pacific and Latin America	42.8	49.2	(13.0)
Total Net Sales	$394.2	$410.7	(4.0)%
______________________________________
(a) Prior year sales to Kimberly-Clark of $21.3 million have been allocated to the regions for comparative purposes.
Net sales in North America increased by 1% driven primarily by sales of non-woven materials to Kimberly-Clark, increased S&IP volume in facial protection, higher Medical Devices volume in surgical pain management partially offset by lower S&IP volume in exam gloves, surgical wraps, drapes and gowns and lower Medical Devices volume in surgical pain.
Net sales in Europe, Middle East and Africa decreased 20% primarily due to lower S&IP volume in exam gloves and surgical solutions and lower Medical Devices volume in surgical pain and unfavorable changes in currency exchange rates.

In Asia Pacific and Latin America, net sales decreased 13% driven primarily by unfavorable currency exchange rates and lower S&IP volume in sterilization and surgical solutions partially offset by S&IP volume growth in facial protection and exam gloves and higher selling prices.
Operating Profit by Segment

	Three Months Ended March 31,
	2015	2014	Change
Operating Profit
Surgical and Infection Prevention	$19.5	$40.1	(51.4)%
Medical Devices	24.8	31.4	(21.0)
Corporate and Other(a)	(15.4)	(10.3)	49.5
Other income and (expense), net(b)	12.0	0.5	N.M.
Total Operating Profit	$40.9	$61.7	(33.7)%
_________________________________________________

(a)
Corporate and Other for the three months ended March 31, 2015 includes $11 million of post-spin related transition expenses. Corporate and Other for the three months ended March 31, 2014 includes $7 million of spin-off related transaction costs.

(b)	Other income, net includes a $12 million gain on the disposal of one of our disposable glove facilities in Thailand.
Operating profit for the three months ended March 31, 2015 was $41 million compared to $62 million in the same period last year due to lower sales and higher distribution costs and general expenses primarily related to spin-related items partially offset by a $12 million gain realized on the sale of our glove manufacturing facility in Thailand.
Surgical and Infection Prevention
S&IP operating profit decreased 51% to $20 million, compared to operating profit of $40 million in the prior year driven by lower sales, higher distribution costs, unfavorable changes in currency exchange rates, and higher general expenses primarily related to spin-related items and stand-alone costs partially offset by lower raw material costs, primarily related to oil-based polymers.
Medical Devices
Medical Devices operating profit decreased 21% to $25 million, compared to operating profit of $31 million in the prior year driven by lower sales and higher general expenses primarily related to spin-related items and stand-alone costs.
Interest Income and Expense
In the three months ended March 31, 2015, we incurred interest expense of $8 million on our senior secured term loan and senior unsecured notes. In the three months ended March 31, 2014, we earned $1 million of interest income.
Provision for Income Taxes
The provision for income taxes was $11 million for the three months ended March 31, 2015 compared to $21 million in the prior year. Our effective tax rate for the three months ended March 31, 2015 was 34% compared to 34% in the prior year.
Liquidity and Capital Resources
General
In the prior year, Kimberly-Clark provided financing, cash management and other treasury services to us. In North America, our cash balances were swept daily by Kimberly-Clark and we received funding from Kimberly-Clark for most of our operating and investing cash needs. Cash transferred to and from Kimberly-Clark was recorded as intercompany receivables and payables. Upon our separation from Kimberly-Clark, we maintain our own cash management and financing functions for our operations. Following our separation from Kimberly-Clark, our primary sources of liquidity are cash on hand, cash provided by operating activities and amounts available under our revolving credit facility, as described below.
Operating Activities
Operating activities provided $40 million in the three months ended March 31, 2015 compared to $26 million in the three months ended March 31, 2014, with the increase primarily driven by changes in operating assets and liabilities partially offset by lower net income.

Investing Activities
Investing activities used $20 million in the three months ended March 31, 2015 compared to $8 million in the three months ended March 31, 2014. Capital expenditures were $28 million in the three months ended March 31, 2015 and were primarily associated with our separation from Kimberly-Clark and modifying facilities necessary to operate as a stand-alone company. Capital expenditures in the three months ended March 31, 2015 were partially offset by proceeds from the disposition of assets of $8 million, which is the remaining proceeds from the sale of our glove manufacturing facility in Thailand.
Financing Activities
Financing activities used $1 million in the three months ended March 31, 2015, which was our scheduled principal payment on our senior secured term loan. Financing activities used $26 million in the three months ended March 31, 2014, and was primarily net transfers to Kimberly-Clark.
As of March 31, 2015, debt, including debt payable within one year, was $635 million and consisted of (i) $385 million, net of unamortized discount, on our Senior Secured Term Loan and $250 million of Senior Unsecured Notes.
Funds under the revolving credit facility are available for our working capital and other liquidity requirements. As of March 31, 2015, we had no borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility, leaving $247 million available for borrowing. See Note 4 to the accompanying condensed consolidated financial statements, “Long-Term Debt” for further details regarding our debt agreements.
On April 30, 2015, we made a $50 million principal payment on our senior secured term loan without prepayment penalties pursuant to the terms of the governing loan agreement. We recognized a charge of $1 million in the second quarter of 2015 related to the write-off of related debt issuance costs and original issue discount.
We will incur significant interest expense and financial obligations related to our senior notes, secured term loan and revolving credit facility. We will continue to make capital expenditures to introduce new products, enhance the efficacy, reliability and safety of our existing products and to maximize cost savings.
We believe that our ability to generate cash from operations and our existing available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other needs for the foreseeable future.
Legal Matters
See Item 1, Note 9, “Commitments and Contingencies,” to the condensed consolidated financial statements for a discussion of current legal matters.
New Accounting Standards
See Item 1, Note 1, “Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three months ended March 31, 2015 and 2014 and our financial position as of March 31, 2015 and December 31, 2014. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

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
With the participation of management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
Historically, we have relied on Kimberly-Clark’s financial controls and resources to manage certain aspects of our business and report our results. As a result of the Spin-off, we are in the process of reviewing, revising and adopting policies, as needed, to meet all regulatory requirements applicable to us as an independent, publicly-traded company. While many of these changes in staffing, policies and systems were accomplished prior to March 31, 2015, we continue to review and document our internal controls over financial reporting and may, from time to time, make changes aimed at enhancing their effectiveness. These efforts may lead to changes in our internal control over financial reporting.
Other than those noted above, there have been no changes in our internal control over financial reporting that occurred during three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
May 5, 2015