Form 10-Q
period 2015-06-30
Halyard Health, Inc.
filed 2015-08-12
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 7, 2015 there were 46,611,678 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales (including prior year related party sales of $24.3 and $45.6, respectively)	$389.3	$413.5	$783.5	$824.2
Cost of products sold (including prior year related party purchases of $22.3 and $41.7, respectively)	254.4	308.6	516.5	564.3
Gross Profit	134.9	104.9	267.0	259.9
Research and development expenses	6.3	9.3	12.3	17.6
Selling and general expenses	105.8	101.3	203.0	186.8
Other expense (income), net	0.7	(1.2)	(11.3)	(1.7)
Operating Profit (Loss)	22.1	(4.5)	63.0	57.2
Interest income	0.1	0.9	0.2	1.9
Interest expense	(8.9)	—	(17.2)	—
Income (Loss) Before Income Taxes	13.3	(3.6)	46.0	59.1
Provision for income taxes	(5.3)	(0.9)	(16.3)	(22.2)
Net Income (Loss)	$8.0	$(4.5)	$29.7	$36.9

Per Share Basis
Basic	$0.17	$(0.10)	$0.64	$0.79
Diluted	0.17	(0.10)	0.63	0.79

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income (Loss)	$8.0	$(4.5)	$29.7	$36.9
Other Comprehensive (Loss) Income, Net of Tax
Unrealized currency translation adjustments	(3.0)	1.2	(9.8)	3.8
Defined benefit pension plans	0.2	—	0.2	—
Cash flow hedges	(0.5)	1.8	(0.2)	4.2
Total Other Comprehensive (Loss) Income, Net of Tax	(3.3)	3.0	(9.8)	8.0
Comprehensive Income (Loss)	$4.7	$(1.5)	$19.9	$44.9

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$114.3	$149.0
Accounts receivable, net	200.1	233.9
Inventories	323.9	283.1
Current deferred income taxes and other current assets	14.8	18.9
Total Current Assets	653.1	684.9
Property, Plant and Equipment, Net	286.0	277.8
Assets Held for Sale	—	2.6
Goodwill	1,422.8	1,426.1
Other Intangible Assets	95.4	108.3
Other Assets	28.2	27.9
TOTAL ASSETS	$2,485.5	$2,527.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$—	$3.9
Trade accounts payable	200.6	168.7
Accrued expenses	123.4	183.4
Total Current Liabilities	324.0	356.0
Long-Term Debt	585.8	632.3
Other Long-Term Liabilities	53.9	48.1
Total Liabilities	963.7	1,036.4

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,605,790 outstanding as of June 30, 2015 and 46,535,951 as of December 31, 2014	0.5	0.5
Additional paid-in capital	1,514.3	1,502.5
Retained earnings	36.9	7.3
Treasury stock	(1.0)	—
Accumulated other comprehensive loss	(28.9)	(19.1)
Total Stockholders’ Equity	1,521.8	1,491.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,485.5	$2,527.6

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$29.7	$36.9
Depreciation and amortization	32.3	34.8
Stock-based compensation expense	10.7	2.1
Asset impairment	—	41.9
Net (gain) loss on asset dispositions	(9.8)	2.4
Changes in operating assets and liabilities:
Accounts receivable	33.6	7.9
Inventories	(40.9)	(15.9)
Prepaid expenses and other assets	2.7	1.0
Accounts payable	46.4	8.1
Accrued expenses	(49.2)	(23.3)
Other	0.2	(12.2)
Cash Provided by Operating Activities	55.7	83.7
Investing Activities
Capital expenditures	(45.2)	(28.0)
Proceeds from property dispositions	7.7	—
Cash Used in Investing Activities	(37.5)	(28.0)
Financing Activities
Debt proceeds	—	1.3
Debt repayments	(51.0)	(2.9)
Purchase of treasury stock	(1.0)	—
Proceeds from the exercise of stock options	0.9	—
Change in Kimberly-Clark's net investment	—	(51.0)
Other	—	1.8
Cash Used in Financing Activities	(51.1)	(50.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.8)	(0.5)
Increase (Decrease) in Cash and Cash Equivalents	(34.7)	4.4
Cash and Cash Equivalents - Beginning of Period	149.0	44.1
Cash and Cash Equivalents - End of Period	$114.3	$48.5

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
The condensed consolidated financial statements for the three and six months ended June 30, 2015 represent our financial position, results of operations and cash flows as an independent publicly-traded company. The condensed combined financial statements for the three and six months ended June 30, 2014 represent the results of operations and cash flows of Kimberly-Clark’s health care business.
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
As described in our Annual Report on Form 10-K, we completed the required annual testing of goodwill for impairment for all reporting units using the beginning of the third quarter of 2014 as the measurement date and our analysis indicated that we had no impairment of goodwill. During the three and six months ended June 30, 2015, we determined that there were no conditions or changes that would indicate that our goodwill may be impaired.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance about whether a cloud computing arrangement includes a software license and the appropriate accounting for such arrangements. Notably, the guidance in this ASU already exists in the FASB Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition, which is used by cloud service providers to determine whether an arrangement includes the sale or license of software. This ASU will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption of this ASU is permitted. The application of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU addresses the different balance sheet presentation requirements for debt issuance costs, discounts and premiums under the FASB ASC Subtopic 835-30, Interest - Imputation of Interest. Currently, GAAP recognizes debt issuance costs as a deferred charge (i.e., an asset), which conflicts with FASB Concepts Statement No. 6, Elements of Financial Statements, which says that debt issuance costs are similar to debt discounts and reduce the proceeds of borrowing, thereby increasing the effective interest rate. Accordingly, ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption will be permitted for financial statements that have not been previously issued. Application of this ASU will result in the reclassification of our debt issuance costs of approximately $9 million as of each quarter ended March 31, 2016 and December 31, 2015 from other assets to long-term debt.
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
Note 2.    Spin-Off Transition Costs
Completion of the Sale of Disposable Glove Facility
In June 2014, Kimberly-Clark initiated a plan to exit one of the disposable glove facilities in Thailand and outsource the related production to improve the competitive position of the S&IP business. In December 2014, we entered into a definitive agreement to sell the disposable glove facility to a third party and received advance cash payments of $8 million before the end of 2014, which were included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet as of December 31, 2014. The net book value of the disposable glove facility was $3 million and was classified as “Assets Held for Sale” in the accompanying condensed consolidated balance sheet as of December 31, 2014. We received the remaining $8 million of the sale price when the sale closed in January 2015. The sale resulted in a net gain of $12 million, which was recorded in “Other income, net” in the accompanying condensed consolidated income statement for the six months ended June 30, 2015. There were no remaining accrued expenses related to this plan as of June 30, 2015. In the three and six months ended June 30, 2014, we recognized $49 million of costs related to this plan consisting of an asset impairment charge of $42 million and workforce reduction costs of $7 million.
Manufacturing Alignment, Marketing and Rebranding and Incremental Transition Services from Kimberly-Clark
As a result of the Spin-off, we are making changes to our plant and equipment, primarily in North America to align with our manufacturing requirements. These changes will include modifications to certain equipment and the movement of health care equipment from Kimberly-Clark locations to Halyard facilities.
We are undertaking efforts to ensure our customers’ transition from the Kimberly-Clark brand to our Halyard-branded products. We have entered into a royalty agreement under which we have access to use the Kimberly-Clark brand for up to 24 months as we manage the packaging changes with global regulatory bodies. Royalties are required to be paid for products sold bearing the Kimberly-Clark brand only. In addition to royalty expense, we expect to incur costs for packaging, marketing and regulatory approval in order to complete this transition.

While building our own capabilities as a stand-alone company, we have entered into transition service agreements with Kimberly-Clark to provide temporary supporting services until we have the necessary resources and infrastructure in place.
In the three and six months ended June 30, 2015 we have incurred $20 million and $30 million, respectively, for the above programs. In the three and six months ended June 30, 2014 we incurred $19 million and $26 million, respectively, for Spin-off related transaction costs.
Note 3.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	June 30, 2015	December 31, 2014
Accounts receivable	$201.4	$234.9
Allowance for sales discounts and doubtful accounts	(1.3)	(1.0)
Accounts receivable, net	$200.1	$233.9
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	June 30, 2015			December 31, 2014
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$52.7	$0.7	$53.4	$48.4	$1.3	$49.7
Work in process	52.5	0.7	53.2	47.7	0.3	48.0
Finished goods	179.5	42.8	222.3	157.8	37.5	195.3
Supplies and other	—	12.2	12.2	—	11.8	11.8
	284.7	56.4	341.1	253.9	50.9	304.8
Excess of FIFO or weighted-average cost over LIFO cost	(17.2)	—	(17.2)	(21.7)	—	(21.7)
Total	$267.5	$56.4	$323.9	$232.2	$50.9	$283.1
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	June 30, 2015	December 31, 2014
Land	$2.2	$2.3
Buildings	84.3	67.9
Machinery and equipment	461.2	436.3
Construction in progress	46.4	62.2
	594.1	568.7
Less accumulated depreciation	(308.1)	(290.9)
Total	$286.0	$277.8
Depreciation expense was $9 million and $19 million for the three and six months ended June 30, 2015, respectively, compared to $10 million and $19 million for the three and six months ended June 30, 2014, respectively.

Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows (in millions):

	S&IP	Medical Devices	Total
Balance at December 31, 2014	$744.5	$681.6	$1,426.1
Currency translation adjustment	(1.9)	(1.4)	(3.3)
Balance at June 30, 2015	$742.6	$680.2	$1,422.8
As of June 30, 2015 and December 31, 2014, we had intangible assets with indefinite useful lives of $7 million related to acquired in-process research and development.
Intangible assets subject to amortization consist of the following (in millions):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$126.5	$(88.3)	$38.2	$126.6	$(86.1)	$40.5
Patents and acquired technologies	149.1	(108.3)	40.8	149.1	(99.3)	49.8
Other	48.4	(38.7)	9.7	48.3	(37.0)	11.3
Total	$324.0	$(235.3)	$88.7	$324.0	$(222.4)	$101.6
Amortization expense for intangible assets was $6 million and $13 million for the three and six months ended June 30, 2015, respectively, compared to $8 million and $16 million for the three and six months ended June 30, 2014, respectively. We estimate amortization expense for the remainder of 2015 and the following four years and beyond will be as follows (in millions):

For the years ending December 31,
2015	$12.5
2016	20.2
2017	14.9
2018	11.1
2019	6.9
Thereafter	23.1
Total	$88.7

Accrued Expenses
Accrued expenses consist of the following (in millions):

	June 30, 2015	December 31, 2014
Accrued rebates	$66.9	$82.2
Accrued salaries and wages	25.3	46.4
Accrued taxes - income and other	12.6	23.4
Deposit received on pending sale of assets	—	7.8
Other	18.6	23.6
Total	$123.4	$183.4

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	June 30, 2015	December 31, 2014
Deferred income taxes	$29.2	$27.9
Taxes payable	1.6	1.6
Other	23.1	18.6
Total	$53.9	$48.1
Note 4.     Long-Term Debt
As of June 30, 2015 and December 31, 2014, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	June 30, 2015	December 31, 2014
Senior Secured Term Loan	4.00%	2021	$335.8	$386.2
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Total long-term debt			585.8	636.2
Less debt payable within one year			—	3.9
Long-term portion			$585.8	$632.3
Senior Unsecured Notes
The senior unsecured notes (the “Notes”) will mature on October 15, 2022 and interest will accrue at a rate of 6.25% per annum and will be payable semi-annually in arrears on April 15 and October 15 of each year.
Senior Secured Term Loan and Revolving Credit Facility
The senior secured term loan is under a credit agreement that established credit facilities in an aggregate principal amount of $640 million, including a five-year senior secured revolving credit facility allowing borrowings of up to $250 million, with a letter of credit sub-facility in an amount of $75 million and a swingline sub-facility in an amount of $25 million (the “Revolving Credit Facility”), and a seven-year senior secured term loan of $390 million (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Credit Facilities”). The Term Loan Facility is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock.
On April 30, 2015, we made a $50 million principal payment on our senior secured term loan without prepayment penalties pursuant to the terms of the governing loan agreement. We recognized a charge of $1 million in the three months ended June 30, 2015 related to the write-off of related debt issuance costs and original issue discount. Following this principal payment, quarterly amortization payments are no longer required for the senior secured term loan, resulting in the balance of the loan to be classified as long-term debt.
Borrowings under the Term Loan Facility bear interest, at Halyard’s option, at either (i) a reserve-adjusted LIBOR rate, subject to a floor of 0.75%, plus 3.25%, or (ii) a base rate, subject to a floor of 0.75%, (calculated as the greatest of (1) the prime rate, (2) the U.S. federal funds effective rate plus 0.50% or (3) the one month LIBOR rate plus 1.00%) plus 2.25%. The Term Loan Facility requires quarterly amortization payments equal to 0.25% of the aggregate principal amount of the term loans outstanding on the closing date. As of June 30, 2015, the interest rate in effect for the Term Loan Facility was 4.00%.
Borrowings under the Revolving Credit Facility will bear interest, at Halyard’s option, at either (i) a reserve-adjusted LIBOR rate, plus a margin initially equal to 2.25% and then, following Halyard’s delivery under the credit agreement of Halyard’s financial statements for Halyard’s fiscal quarter ending June 30, 2015, ranging between 1.75% to 2.50% per annum, depending on Halyard’s consolidated total leverage ratio, or (ii) the base rate plus a margin initially equal to 1.25% and then, following Halyard’s delivery of those financial statements, ranging between 0.75% to 1.50% per annum, depending on Halyard’s consolidated total leverage ratio. The unused portion of Halyard’s Revolving Credit Facility will be subject to a commitment fee equal to (i) 0.25% per annum, when Halyard’s consolidated total leverage ratio is less than 2.25 to 1.00 and (ii) 0.40% per annum, otherwise. As of June 30, 2015, we had no borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility, leaving $247 million available for borrowing.

Note 5.    Derivative Financial Instruments
The derivative liabilities for foreign exchange contracts as of each June 30, 2015 and December 31, 2014 were $1 million and are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of June 30, 2015 and December 31, 2014 were not significant.
For derivative instruments that are designated and qualify as cash flow hedges, gains or losses recognized to earnings were not significant in the three or six months ended June 30, 2015 and 2014. As of June 30, 2015, the aggregate notional values of outstanding foreign exchange derivative contracts designated as cash flow hedges were $40 million. Cash flow hedges resulted in no significant ineffectiveness in the three or six months ended June 30, 2015 and 2014. For the three and six months ended June 30, 2015 and 2014, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2015, amounts to be reclassified from Accumulated Other Comprehensive Income during the next twelve months are not expected to be significant. The maximum maturity of cash flow hedges in place at June 30, 2015 is June 2016.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other income and expense, net. These gains or losses have not been significant for the three or six months ended June 30, 2015 and 2014. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of June 30, 2015, the notional amount of these undesignated derivative instruments was $89 million.
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
In the three and six months ended June 30, 2015, there were no transfers among Level 1, 2 or 3 fair value determinations.
The derivative liabilities for foreign exchange contracts were $1 million as of both June 30, 2015 and December 31, 2014 and are included in the condensed consolidated balance sheet in accrued expenses. These derivatives are classified as Level 2 of the fair value hierarchy. The fair values of derivatives used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.
The following table includes the fair value of our cash, cash equivalents and financial instruments for which fair value disclosure is required (in millions):

		June 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$114.3	$114.3	$149.0	$149.0
Liabilities
Debt	2	585.8	603.6	636.2	644.0
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature.

Note 7.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”) are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unrealized translation	$(3.0)	$1.2	$(9.8)	$3.8
Defined benefit pension plans	0.1	—	0.1	—
Cash flow hedges	(0.8)	2.1	(0.3)	5.0
	(3.7)	3.3	(10.0)	8.8
Tax effect	0.4	(0.3)	0.2	(0.8)
Change in AOCI	$(3.3)	$3.0	$(9.8)	$8.0
Note 8.     Stock-Based Compensation
Aggregate stock-based compensation expense for the three and six months ended June 30, 2015 was $6 million and $11 million, which reflects expense incurred for stock option and restricted stock unit awards granted under the Halyard Health, Inc. Equity Participation Plan and the Halyard Health, Inc. Outside Directors’ Compensation Plan (together, the “Plans”). Aggregate stock-based compensation expense for the three and six months ended June 30, 2014 was $1 million and $2 million, which reflects expense allocated to us for awards granted under Kimberly-Clark’s equity incentive plans.
Stock Options
Stock-based compensation expense related to stock options was $3 million and $4 million for the three and six months ended June 30, 2015. A summary of stock option activity under the Plans is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	611	$34.94
Granted	628	45.52
Exercises	(30)	30.84
Forfeitures	(44)	35.52
Outstanding at June 30, 2015	1,165	$40.65	9.1	$2.9
Exercisable at June 30, 2015	219	$33.12	7.7	$1.6
The following table summarizes information about options outstanding as of June 30, 2015:

			Stock Options Outstanding		Stock Options Exercisable
Range of Exercise Prices			Shares (in thousands)	Weighted- Average Remaining Contractual Term (Years)	Shares (in thousands)	Weighted- Average Exercise Price
$25	to	$35	223	7.4	133	$29.93
$35	to	$45	323	8.9	80	37.45
$45+			619	9.8	6	45.53
			1,165	9.1	219	$33.12
Restricted Share Units
Stock-based compensation expense related to restricted share units was $3 million and $7 million for the three and six months ended June 30, 2015. A summary of restricted share unit activity is presented below:

	Shares (in thousands)	Weighted- Average Fair Value
Outstanding at December 31, 2014	375	$37.88
Granted	213	45.59
Exercises	(60)	38.30
Forfeitures	(18)	38.95
Outstanding at June 30, 2015	510	$41.02
Vested at June 30, 2015	27	$44.32
Prior Year Expense under Kimberly-Clark Equity Incentive Plans
Kimberly-Clark maintains several equity incentive plans in which our executives and employees participated prior to the Spin-off. All awards granted under Kimberly-Clark’s plans were based on common shares of Kimberly-Clark stock and, as such, were reflected in Kimberly-Clark’s consolidated statements of equity and not in our combined statement of invested equity. Prior to the Spin-off, Kimberly-Clark allocated stock-based compensation expense to Halyard for employees of Kimberly-Clark’s health care business that became Halyard employees upon the Spin-off. Stock-based compensation expense charged to us by Kimberly-Clark under their incentive plans was $1 million and $2 million for the three and six months ended June 30, 2014, respectively.
Note 9.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark prior to the Spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”).
The only exception to the Indemnification Obligation relates to the pain pump litigation referenced in this paragraph. We are one of several manufacturers of continuous infusion medical devices, such as our ON-Q PAINBUSTER pain pumps, that are involved in several different pending or threatened litigation matters from multiple plaintiffs alleging that use of the continuous infusion device to deliver anesthetics directly into a synovial joint after surgery resulted in postarthroscopic glenohumeral chondrolysis, or a disintegration of the cartilage covering the bones in the joint (typically, in the shoulder). Plaintiffs generally seek monetary damages and attorneys’ fees. While Kimberly-Clark is retaining the liabilities related to these matters, the distribution agreement between us and Kimberly-Clark provides that we will indemnify Kimberly-Clark for any such claims or causes of actions arising after the Spin-off.
We have an Indemnification Obligation for, and have assumed the defense of, the matter styled Shahinian, et al. v. Kimberly-Clark Corporation, et al., No. 2:14-cv-08390-DMG-SH (C.D. Cal.), filed on October 29, 2014. In that case, the plaintiff brings a putative nationwide class action asserting claims for common law fraud (affirmative misrepresentation and fraudulent concealment), negligent misrepresentation, and violation of California’s Unfair Competition Law in connection with our marketing and sale of MicroCool surgical gowns. On February 6, 2015, we moved to dismiss the complaint on multiple grounds. On July 10, 2015, the Court issued an order on the motion to dismiss, dismissing the negligent misrepresentation claim but permitting the remaining claims to stand and proceed to discovery. At this stage of the proceedings, we are not able to estimate any range of potential loss. We intend to continue our vigorous defense of the matter.
In June 2015, we were served with a subpoena from the Department of Veterans Affairs Office of the Inspector General (“VA OIG”) seeking information related to the design, manufacture, testing, sale and promotion of MicroCool and other Company surgical gowns, and, in July, also became aware that the subpoena and an earlier VA OIG subpoena served on Kimberly-Clark requesting information about gown sales to the federal government are related to a United States Department of Justice (“DOJ”) investigation. No claims have been asserted against Kimberly-Clark or the Company by the VA OIG or the DOJ at this time. If a claim is asserted against Kimberly-Clark relating to MicroCool gowns, we expect that such a claim would give rise to an Indemnification Obligation under the distribution agreement with Kimberly-Clark. The Company is cooperating with the VA OIG’s request and the DOJ investigation.
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
The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and June 30, 2014 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$8.0	$(4.5)	$29.7	$36.9

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.6	46.5	46.6	46.5
Dilutive effect of stock options and restricted share unit awards	0.2	—	0.2	—
Diluted weighted average shares outstanding	46.8	46.5	46.8	46.5

Earnings Per Share
Basic	$0.17	$(0.10)	$0.64	$0.79
Diluted	$0.17	$(0.10)	$0.63	$0.79

Note 11.    Business Segment Information
Information concerning unaudited consolidated operations by business segment is presented in the following table (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales
S&IP	$255.3	$285.5	$510.1	$561.0
Medical Devices	126.9	121.4	249.2	251.0
Corporate & Other(a)	7.1	6.6	24.2	12.2
Total Net Sales	389.3	413.5	783.5	824.2

Operating Profit
S&IP	25.5	41.2	45.0	81.3
Medical Devices	33.3	24.8	58.1	56.2
Corporate & Other(b)	(36.0)	(71.7)	(51.4)	(82.0)
Other income, net(c)	(0.7)	1.2	11.3	1.7
Total Operating Profit	22.1	(4.5)	63.0	57.2
Interest income	0.1	0.9	0.2	1.9
Interest expense	(8.9)	—	(17.2)	—
Income before Income Taxes	$13.3	$(3.6)	$46.0	$59.1
_________________________________________________

(a)	Corporate and Other net sales include sales of non-healthcare products to Kimberly-Clark.

(b)
Corporate and Other for the three and six months ended June 30, 2015 includes $20 million and $30 million, respectively, of post-spin related transition expenses. Corporate and Other for the three and six months ended June 30, 2014 includes $19 million and $26 million, respectively, of spin-off related transaction costs and $49 million of costs related to the exit from one of our disposable glove facilities in Thailand.

(c)	Other income, net for the six months ended June 30, 2015 includes a $12 million net gain on the disposal of one of our disposable glove facilities in Thailand.
Note 12.    Related Party Transactions
In the prior year, we utilized manufacturing facilities and resources managed by affiliates of Kimberly-Clark to conduct our business. The expenses associated with these transactions, which primarily relate to production of semi-finished goods for our S&IP business, are included in cost of products sold in our combined income statement for the three and six months ended June 30, 2014. Following the Spin-off, Kimberly-Clark is not considered a related party.
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

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Cost of products sold	$6	$12
Selling and general expenses	15	31
Research expenses	2	5
Total	$23	$48
Note 13.     Supplemental Guarantor Financial Information
In October 2014, Halyard Health, Inc. (referred to below as “Parent”) issued the Notes (described in Note 4, “Long-Term Debt”). The Notes are guaranteed, jointly and severally by each of our domestic subsidiaries that guarantees the Senior Credit Facilities (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions as defined in the Indenture dated October 17, 2014. Each Guarantor Subsidiary is directly or indirectly 100%-owned by Halyard Health, Inc. Each of the guarantees of the Notes is a general unsecured obligation of each Guarantor and ranks equally in right of payment with all existing and future indebtedness and all other obligations (except subordinated indebtedness) of each Guarantor.

The following condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014 and the condensed consolidating statements of income for each of the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014 provide condensed consolidating financial information for Halyard Health, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidating basis.
The Parent and the Guarantor Subsidiaries use the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Eliminating entries in the following condensed consolidating financial information represent adjustments to (i) eliminate intercompany transactions between or among the Parent, the Guarantor Subsidiaries and the non-guarantor subsidiaries and (ii) eliminate the investments in subsidiaries.
HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(In millions)
(Unaudited)

	Three Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$364.6	$113.5	$(88.8)	$389.3
Cost of products sold	—	247.0	96.2	(88.8)	254.4
Gross Profit	—	117.6	17.3	—	134.9
Research and development expenses	—	6.3	—	—	6.3
Selling and general expenses	9.1	81.1	15.6	—	105.8
Other (income) and expense, net	(0.2)	2.5	(1.6)	—	0.7
Operating (Loss) Profit	(8.9)	27.7	3.3	—	22.1
Interest income	0.3	—	1.7	(1.9)	0.1
Interest expense	(10.0)	(0.7)	(0.1)	1.9	(8.9)
(Loss) Income Before Income Taxes	(18.6)	27.0	4.9	—	13.3
Benefit from (Provision for) income taxes	13.4	(18.7)	—	—	(5.3)
Equity in earnings of consolidated subsidiaries	13.2	2.9	—	(16.1)	—
Net Income	8.0	11.2	4.9	(16.1)	8.0
Total other comprehensive loss, net of tax	—	(0.2)	(3.1)	—	(3.3)
Comprehensive Income	$8.0	$11.0	$1.8	$(16.1)	$4.7

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(In millions)
(Unaudited)

	Three Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Net Sales	$—	$352.3	$163.0	$(101.8)	$413.5
Cost of products sold	—	237.3	173.1	(101.8)	308.6
Gross Profit (Loss)	—	115.0	(10.1)	—	104.9
Research and development expenses	—	9.3	—	—	9.3
Selling and general expenses	—	87.3	14.0	—	101.3
Other income, net	—	(0.3)	(0.9)	—	(1.2)
Operating Profit (Loss)	—	18.7	(23.2)	—	(4.5)
Interest income	—	0.9	—	—	0.9
Income (Loss) Before Income Taxes	—	19.6	(23.2)	—	(3.6)
Benefit from (Provision for) income taxes	—	(6.8)	5.9	—	(0.9)
Equity in earnings of consolidated subsidiaries	(4.5)	(47.8)	—	52.3	—
Net Loss	(4.5)	(35.0)	(17.3)	52.3	(4.5)
Total other comprehensive income, net of tax	—	0.8	2.2	—	3.0
Comprehensive Loss	$(4.5)	$(34.2)	$(15.1)	$52.3	$(1.5)

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(In millions)
(Unaudited)

	Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$724.9	$227.2	$(168.6)	$783.5
Cost of products sold	—	490.6	194.5	(168.6)	516.5
Gross Profit	—	234.3	32.7	—	267.0
Research and development expenses	—	12.3	—	—	12.3
Selling and general expenses	18.2	154.3	30.5	—	203.0
Other (income) and expense, net	(0.4)	4.8	(15.7)	—	(11.3)
Operating (Loss) Profit	(17.8)	62.9	17.9	—	63.0
Interest income	0.3	—	1.8	(1.9)	0.2
Interest expense	(17.8)	(1.0)	(0.3)	1.9	(17.2)
(Loss) Income Before Income Taxes	(35.3)	61.9	19.4	—	46.0
Benefit from (Provision for) income taxes	13.4	(24.2)	(5.5)	—	(16.3)
Equity in earnings of consolidated subsidiaries	51.6	16.1	—	(67.7)	—
Net Income	29.7	53.8	13.9	(67.7)	29.7
Total other comprehensive loss, net of tax	—	(0.3)	(9.5)	—	(9.8)
Comprehensive Income	$29.7	$53.5	$4.4	$(67.7)	$19.9

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(In millions)
(Unaudited)

	Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Net Sales	$—	$704.5	$321.2	$(201.5)	$824.2
Cost of products sold	—	471.0	294.8	(201.5)	564.3
Gross Profit	—	233.5	26.4	—	259.9
Research and development expenses	—	17.6	—	—	17.6
Selling and general expenses	—	159.0	27.8	—	186.8
Other income, net	—	(0.6)	(1.1)	—	(1.7)
Operating Profit (Loss)	—	57.5	(0.3)	—	57.2
Interest income	—	1.7	0.2	—	1.9
Income (Loss) Before Income Taxes	—	59.2	(0.1)	—	59.1
Provision for income taxes	—	(22.1)	(0.1)	—	(22.2)
Equity in earnings of consolidated subsidiaries	(4.5)	(33.4)	—	37.9	—
Net (Loss) Income	(4.5)	3.7	(0.2)	37.9	36.9
Total other comprehensive income, net of tax	—	1.5	6.5	—	8.0
Comprehensive (Loss) Income	$(4.5)	$5.2	$6.3	$37.9	$44.9

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)
(Unaudited)

	As of June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$93.6	$0.3	$20.4	$—	$114.3
Accounts receivable, net	3.3	375.6	215.9	(394.7)	200.1
Inventories	—	280.9	43.0	—	323.9
Current deferred income taxes and other current assets	7.0	6.1	1.7	—	14.8
Total Current Assets	103.9	662.9	281.0	(394.7)	653.1
Property, Plant and Equipment, Net	—	228.7	57.3	—	286.0
Investment in Consolidated Subsidiaries	2,220.0	268.7	—	(2,488.7)	—
Goodwill	—	1,373.6	49.2	—	1,422.8
Other Intangible Assets	—	95.4	—	—	95.4
Other Assets	7.4	2.4	18.4	—	28.2
TOTAL ASSETS	$2,331.3	$2,631.7	$405.9	$(2,883.4)	$2,485.5

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$218.3	$335.8	$41.2	$(394.7)	$200.6
Accrued expenses	5.2	95.2	23.0	—	123.4
Total Current Liabilities	223.5	431.0	64.2	(394.7)	324.0
Long-Term Debt	585.8	—	—	—	585.8
Other Long-Term Liabilities	0.2	47.4	6.3	—	53.9
Total Liabilities	809.5	478.4	70.5	(394.7)	963.7
Total Equity	1,521.8	2,153.3	335.4	(2,488.7)	1,521.8
TOTAL LIABILITIES AND EQUITY	$2,331.3	$2,631.7	$405.9	$(2,883.4)	$2,485.5

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATING BALANCE SHEETS
(In millions)
(Unaudited)

	As of December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
ASSETS
Current Assets
Cash and cash equivalents	$101.2	$3.9	$43.9	$—	$149.0
Accounts receivable, net	45.4	366.4	229.8	(407.7)	233.9
Inventories	—	244.1	39.0	—	283.1
Current deferred income taxes and other current assets	5.4	12.5	1.0	—	18.9
Total Current Assets	152.0	626.9	313.7	(407.7)	684.9
Property, Plant and Equipment, Net	—	216.7	61.1	—	277.8
Assets Held for Sale	—	—	2.6	—	2.6
Investment in Consolidated Subsidiaries	2,144.6	241.6	—	(2,386.2)	—
Goodwill	—	1,373.6	52.5	—	1,426.1
Other Intangible Assets	—	108.3	—	—	108.3
Other Assets	10.1	0.2	17.6	—	27.9
TOTAL ASSETS	$2,306.7	$2,567.3	$447.5	$(2,793.9)	$2,527.6

LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$3.9	$—	$—	$—	$3.9
Trade accounts payable	165.2	325.6	85.6	(407.7)	168.7
Accrued expenses	12.6	137.4	33.4	—	183.4
Total Current Liabilities	181.7	463.0	119.0	(407.7)	356.0
Long-Term Debt	632.3	—	—	—	632.3
Other Long-Term Liabilities	1.5	42.2	4.4	—	48.1
Total Liabilities	815.5	505.2	123.4	(407.7)	1,036.4
Total Equity	1,491.2	2,062.1	324.1	(2,386.2)	1,491.2
TOTAL LIABILITIES AND EQUITY	$2,306.7	$2,567.3	$447.5	$(2,793.9)	$2,527.6

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(18.9)	$22.4	$52.2	$—	$55.7
Investing Activities
Capital expenditures	—	(39.1)	(6.1)	—	(45.2)
Proceeds from property dispositions	—	—	7.7	—	7.7
Cash (Used in) Provided by Investing Activities	—	(39.1)	1.6	—	(37.5)
Financing Activities
Intercompany contributions	62.4	13.2	(75.6)	—	—
Debt repayments	(51.0)	—	—	—	(51.0)
Purchase of treasury stock	(1.0)	—	—	—	(1.0)
Proceeds from the exercise of stock options	0.9	—	—	—	0.9
Cash Provided by (Used in) Financing Activities	11.3	13.2	(75.6)	—	(51.1)
Effect of Exchange Rate on Cash and Cash Equivalents	—	(0.1)	(1.7)	—	(1.8)
Decrease in Cash and Cash Equivalents	(7.6)	(3.6)	(23.5)	—	(34.7)
Cash and Cash Equivalents, Beginning of Period	101.2	3.9	43.9	—	149.0
Cash and Cash Equivalents, End of Period	$93.6	$0.3	$20.4	$—	$114.3

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Operating Activities
Cash Provided by Operating Activities	$—	$38.4	$45.3	$—	$83.7
Investing Activities
Capital expenditures	—	(23.5)	(4.5)	—	(28.0)
Cash Used in Investing Activities	—	(23.5)	(4.5)	—	(28.0)
Financing Activities
Debt proceeds	—	—	1.3	—	1.3
Debt repayments	—	(2.9)	—	—	(2.9)
Change in Kimberly-Clark's net investment	—	(12.2)	(38.8)	—	(51.0)
Other	—	1.8	—	—	1.8
Cash Used in Financing Activities	—	(13.3)	(37.5)	—	(50.8)
Effect of Exchange Rate on Cash and Cash Equivalents	—	(0.1)	(0.4)	—	(0.5)
Increase in Cash and Cash Equivalents	—	1.5	2.9	—	4.4
Cash and Cash Equivalents, Beginning of Period	—	3.1	41.0	—	44.1
Cash and Cash Equivalents, End of Period	$—	$4.6	$43.9	$—	$48.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management’s discussion and analysis (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q. This MD&A represents the global operations of Halyard and its subsidiaries as an independent publicly-traded company in the three and six months ended June 30, 2015 and as a combined reporting entity comprising the financial position, results of operations and cash flows of Kimberly-Clark Corporation’s (“Kimberly-Clark”) Health Care business in the three and six months ended June 30, 2014. The results of operations of our business after our separation from Kimberly-Clark are significantly different than the results of operations of our business prior to the separation. This is due to, among other things, the impact of debt incurred, the impact of our operating as a separate, stand-alone public company and the impact of the various agreements between us and Kimberly-Clark.
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
Spin-off Transition Costs
As a result of the Spin-off, we are making changes to our plant and equipment, primarily in North America to align with our manufacturing requirements. These changes will include modifications to certain equipment and the movement of health care equipment from Kimberly-Clark locations to Halyard facilities.
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
In the three and six months ended June 30, 2015 we have incurred $20 million, ($12 million, net of tax) and $30 million ($19 million, net of tax), respectively, for the above programs.
Results of Operations and Related Information
This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of our results of operations. This discussion and analysis compares the results for the three and six months ended June 30, 2015 to the same period in 2014.

Net Sales by Segment

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Net Sales
Surgical and Infection Prevention	$255.3	$285.5	(10.6)%	$510.1	$561.0	(9.1)%
Medical Devices	126.9	121.4	4.5	249.2	251.0	(0.7)
Corporate & Other	7.1	6.6	N.M.	24.2	12.2	N.M.
Total Net Sales	$389.3	$413.5	(5.9)%	$783.5	$824.2	(4.9)%
______________________________
N.M. - Not meaningful
Percentage Change

Net Sales - Percentage Change vs. Prior Year		Changes Due To
Second Quarter	Total	Volume	Pricing/Mix	Currency	Other(a)
Consolidated	(6)%	(1)%	(2)%	(3)%	—%
S&IP	(11)	(5)	(3)	(4)	1
Medical Devices	5	7	—	(2)	—

Year-to-Date
Consolidated	(5)%	(1)%	(1)%	(3)%	—%
S&IP	(9)	(4)	(2)	(3)	—
Medical Devices	(1)	2	(1)	(2)	—
______________________________
(a) Other includes rounding.
Net Sales by Segment - Second Quarter 2015 Compared to the Second Quarter of 2014
Net sales for the three months ended June 30, 2015 of $389 million were 6% lower compared to the same period last year due to lower sales volume, selling prices and unfavorable changes in currency exchange rates.
Surgical and Infection Prevention
S&IP net sales decreased 11% to $255 million compared to net sales of $286 million in the prior year driven by lower volumes in surgical drapes and gowns, protective apparel and sterilization, unfavorable pricing primarily in exam gloves and unfavorable changes in currency exchange rates.
Medical Devices
Medical Devices net sales increased 5% to $127 million, compared to net sales of $121 million in the prior year driven by higher volume in interventional pain, digestive health and surgical pain.
Net Sales by Segment - First Six Months of 2015 Compared to the First Six Months of 2014
Net sales for the six months ended June 30, 2015 were 5% lower compared to the same period last year due primarily to unfavorable changes in currency exchange rates, lower sales volume and selling prices.
Surgical and Infection Prevention
S&IP net sales decreased 9% to $510 million, compared to net sales of $561 million in the prior year due to lower volumes in surgical drapes and gowns, protective apparel and sterilization, unfavorable pricing primarily in exam gloves and unfavorable changes in currency exchange rates.
Medical Devices
Medical Devices net sales decreased 1% to $249 million, compared to net sales of $251 million in the prior year due to unfavorable changes in currency exchange rates partially offset by higher volume in interventional pain and digestive health.

Net Sales by Geographic Region

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Net Sales(a)
North America	$293.7	$296.5	(0.9)%	$596.7	$597.2	(0.1)%
Europe, Middle East and Africa	49.8	60.7	(18.0)	98.2	121.5	(19.2)
Asia Pacific and Latin America	45.8	56.3	(18.7)	88.6	105.5	(16.0)
Total Net Sales	$389.3	$413.5	(5.9)%	$783.5	$824.2	(4.9)%
______________________________________

(a)	Sales to Kimberly-Clark in the three and six months ended June 30, 2014 were $24 million and $46 million, respectively, and have been allocated to the regions for comparative purposes.
Net Sales by Geographic Region - Second Quarter 2015 Compared to the Second Quarter of 2014
Net sales in North America decreased by 1% driven primarily by lower S&IP volumes in surgical drapes and gowns, protective apparel and sterilization and unfavorable pricing primarily in exam gloves partially offset by higher volume in the Medical Devices segment, primarily in interventional pain, digestive health and surgical pain.
Net sales in Europe, Middle East and Africa decreased 18% primarily due to unfavorable currency exchange rates, lower S&IP volumes in surgical drapes and gowns and facial protection partially offset by higher volume across all categories within our Medical Devices segment.
In Asia Pacific and Latin America, net sales decreased 19% driven primarily by unfavorable currency exchange rates and lower surgical volume.
Net Sales by Geographic Region - First Six Months of 2015 Compared to the First Six Months of 2014
Net sales in North America were even in the first six months of 2015 compared to the same period last year. Lower S&IP volume in surgical, protective apparel and unfavorable pricing, primarily in exam gloves was offset by higher Medical Devices volume, primarily in interventional pain and digestive health.
Net sales in Europe, Middle East and Africa decreased 19% primarily due to unfavorable currency exchange rates, lower S&IP volume in surgical and facial protection partially offset by higher Medical Devices volume, primarily in digestive health and interventional pain.
In Asia Pacific and Latin America, net sales decreased by 16% primarily due to unfavorable currency exchange rates, lower S&IP volume in surgical drapes and gowns, sterilization, and unfavorable pricing primarily in exam gloves partially offset by higher volume growth in exam gloves.
Operating Profit by Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Operating Profit
Surgical and Infection Prevention	$25.5	$41.2	(38.1)%	$45.0	$81.3	(44.6)%
Medical Devices	33.3	24.8	34.3	58.1	56.2	3.4
Corporate and Other(a)	(36.0)	(71.7)	(49.8)	(51.4)	(82.0)	(37.3)
Other income and (expense), net(b)	(0.7)	1.2	N.M.	11.3	1.7	N.M.
Total Operating Profit	$22.1	$(4.5)	N.M.	$63.0	$57.2	10.1%
_________________________________________________

(a)
Corporate and Other for the three and six months ended June 30, 2015 includes $20 million and $30 million, respectively, of post-spin related transition expenses. Corporate and Other for three and six months ended June 30, 2014 includes $19 million and $26 million, respectively, of spin-off related transaction costs and $49 million of costs related to the exit from one of our disposable glove facilities in Thailand.

(b)	Other income, net for the six months ended June 30, 2015 includes a $12 million gain on the disposal of one of our disposable glove facilities in Thailand.

Operating Profit - Second Quarter 2015 Compared to the Second Quarter of 2014
Operating profit for the three months ended June 30, 2015 was $22 million compared to an operating loss of $5 million in the same period last year primarily due to $49 million of costs, primarily asset impairment, associated with the exit from one of our disposable exam glove manufacturing facilities that was initiated in the second quarter of last year and $19 million of spin-related costs in the prior year partially offset by lower sales volume, unfavorable pricing, unfavorable currency exchange rates in the current year and stand-alone costs and disynergies from operating as a stand-alone company.
Surgical and Infection Prevention
S&IP operating profit decreased 38% to $26 million, compared to operating profit of $41 million in the prior year driven by lower sales volume, unfavorable pricing, unfavorable currency exchange rates, higher distribution costs and higher general expenses primarily related to stand-alone costs.
Medical Devices
Medical Devices operating profit increased 34% to $33 million, compared to operating profit of $25 million in the prior year driven by higher sales volume, lower general expenses related to reduced intangible asset amortization expense and lower litigation costs.
Operating Profit - First Six Months of 2015 Compared to the First Six Months of 2014
Operating profit for the six months ended June 30, 2015 was $63 million compared to $57 million in the prior year. In the six months ended June 30, 2015, we incurred $30 million of spin-related transition costs partially offset by a $12 million gain realized on the sale of our exam glove manufacturing facility in Thailand compared to $26 million of pre-spin related transaction costs and $49 million of costs related to the exit from our exam glove manufacturing facility in Thailand that were incurred in the prior year.
Surgical and Infection Prevention
S&IP operating profit decreased 45% to $45 million, compared to operating profit of $81 million in the prior year driven by lower sales volume, unfavorable currency exchange rates, higher distribution costs and higher general and administrative costs related to stand-alone costs.
Medical Devices
Medical Devices operating profit increased 3% to $58 million, compared to $56 million in the prior year primarily due to lower general and administrative expenses related to lower intangible asset amortization expense and litigation costs.
Interest Income and Expense
In the three and six months ended June 30, 2015, we incurred interest expense of $9 million and $17 million, respectively, on our senior secured term loan and senior unsecured notes. In the three and six months ended June 30, 2014, we earned $1 million and $2 million, respectively, of interest income.
Provision for Income Taxes
In the three and six months ended June 30, 2015, the provision for income taxes was $5 million and $16 million, respectively, compared to $1 million and $22 million, respectively, in the three and six months ended June 30, 2014. Our effective tax rate for the six months ended June 30, 2015 was 40% compared to 35% in the prior year.

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
Operating Activities
Operating activities provided $56 million in the six months ended June 30, 2015 compared to $84 million in the six months ended June 30, 2014, with the decrease primarily driven by changes in operating assets and liabilities, a non-cash gain from the sale of one of our exam glove manufacturing facilities and lower net income.
Investing Activities
Investing activities used $38 million in the six months ended June 30, 2015 compared to $28 million in the six months ended June 30, 2014. Capital expenditures were $45 million in the six months ended June 30, 2015 and were primarily associated with our separation from Kimberly-Clark and modifying facilities necessary to operate as a stand-alone company. Capital expenditures in the six months ended June 30, 2015 were partially offset by remaining proceeds from the sale of our exam glove manufacturing facility in Thailand of $8 million.
Financing Activities
Financing activities used $51 million in the six months ended June 30, 2015, which was a $1 million scheduled principal payment, a $50 million prepayment of principal on our senior secured term loan and $1 million to purchase treasury stock partially offset by $1 million of proceeds from stock option exercises. Financing activities used $51 million in the six months ended June 30, 2014, and was primarily net transfers to Kimberly-Clark.
As of June 30, 2015, debt, including debt payable within one year, was $586 million and consisted of (i) $336 million, net of unamortized discount, on our Senior Secured Term Loan and $250 million of Senior Unsecured Notes.
Funds under the revolving credit facility are available for our working capital and other liquidity requirements. As of June 30, 2015, we had no borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility, leaving $247 million available for borrowing. See Note 4 to the accompanying condensed consolidated financial statements, “Long-Term Debt” for further details regarding our debt agreements.
On April 30, 2015, we made a $50 million principal payment on our senior secured term loan without prepayment penalties pursuant to the terms of the governing loan agreement. We recognized a charge of $1 million in the second quarter of 2015 related to the write-off of related debt issuance costs and original issue discount. Following this principal payment, quarterly amortization payments are no longer required for the senior secured term loan, resulting in the balance of the loan to be classified as long-term debt.
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
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three and six months ended June 30, 2015 and 2014 and our financial position as of June 30, 2015 and December 31, 2014. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

•	general economic conditions particularly in the United States,

•	fluctuations in global equity and fixed-income markets,

•	the competitive environment,

•	the loss of current customers or the inability to obtain new customers,

•	price fluctuations in key commodities,

•	fluctuations in currency exchange rates,

•	changes in governmental regulations that are applicable to our business,

•	changes in asset valuations including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons, and

•	any other matters described elsewhere in this MD&A.

•	the factors described in Part I, Item 1A. “Risk Factors” in our 2014 Annual Report on Form 10-K.
You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information in this Quarterly Report on Form 10-Q. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished.

Item 4.	Controls and Procedures
With the participation of management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
Historically, we have relied on Kimberly-Clark’s financial controls and resources to manage certain aspects of our business and report our results. As a result of the Spin-off, we are in the process of reviewing, revising and adopting policies, as needed, to meet all regulatory requirements applicable to us as an independent, publicly-traded company. While many of these changes in staffing, policies and systems were accomplished prior to June 30, 2015, we continue to review and document our internal controls over financial reporting and may, from time to time, make changes aimed at enhancing their effectiveness. These efforts may lead to changes in our internal control over financial reporting.
Other than those noted above, there have been no changes in our internal control over financial reporting that occurred during three and six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Renato Negro
Vice President and Controller
(Principal Accounting Officer)
August 12, 2015