Form 10-Q
period 2015-09-30
Halyard Health, Inc.
filed 2015-11-04
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 30, 2015 there were 46,613,982 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales (including prior year related party sales of $24.8 and $70.4, respectively)	$389.5	$408.5	$1,173.0	$1,232.7
Cost of products sold (including prior year related party purchases of $23.2 and $65.0, respectively)	258.5	276.3	775.0	840.6
Gross Profit	131.0	132.2	398.0	392.1
Research and development expenses	10.2	8.5	22.5	26.1
Selling and general expenses	97.2	111.3	300.2	298.1
Goodwill impairment	475.5	—	475.5	—
Other expense (income), net	9.3	(0.7)	(2.0)	(2.4)
Operating (Loss) Profit	(461.2)	13.1	(398.2)	70.3
Interest income	—	1.0	0.2	2.9
Interest expense	(7.8)	(0.1)	(25.0)	(0.1)
(Loss) Income Before Income Taxes	(469.0)	14.0	(423.0)	73.1
Provision for income taxes	(1.5)	(21.4)	(17.8)	(43.6)
Net (Loss) Income	$(470.5)	$(7.4)	$(440.8)	$29.5

Per Share Basis
Basic	$(10.10)	$(0.16)	$(9.46)	$0.63
Diluted	(10.10)	(0.16)	(9.46)	0.63

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (Loss) Income	$(470.5)	$(7.4)	$(440.8)	$29.5
Other Comprehensive Loss, Net of Tax
Unrealized currency translation adjustments	(12.5)	(9.2)	(22.3)	(5.4)
Defined benefit pension plans	—	—	0.2	—
Cash flow hedges	(1.4)	(0.3)	(1.6)	3.9
Total Other Comprehensive Loss, Net of Tax	(13.9)	(9.5)	(23.7)	(1.5)
Comprehensive (Loss) Income	$(484.4)	$(16.9)	$(464.5)	$28.0

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$112.5	$149.0
Accounts receivable, net	204.4	233.9
Inventories	323.6	283.1
Current deferred income taxes and other current assets	25.5	18.9
Total Current Assets	666.0	684.9
Property, Plant and Equipment, Net	282.1	277.8
Assets Held for Sale	—	2.6
Goodwill	943.4	1,426.1
Other Intangible Assets	89.0	108.3
Other Assets	25.8	27.9
TOTAL ASSETS	$2,006.3	$2,527.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Debt payable within one year	$—	$3.9
Trade accounts payable	179.1	168.7
Accrued expenses	147.7	183.4
Total Current Liabilities	326.8	356.0
Long-Term Debt	585.9	632.3
Other Long-Term Liabilities	52.6	48.1
Total Liabilities	965.3	1,036.4

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,613,982 outstanding as of September 30, 2015 and 46,535,951 as of December 31, 2014	0.5	0.5
Additional paid-in capital	1,517.9	1,502.5
(Accumulated deficit) retained earnings	(433.6)	7.3
Treasury stock	(1.0)	—
Accumulated other comprehensive loss	(42.8)	(19.1)
Total Stockholders’ Equity	1,041.0	1,491.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,006.3	$2,527.6

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net (loss) income	$(440.8)	$29.5
Depreciation and amortization	48.6	61.6
Stock-based compensation expense	14.1	5.1
Goodwill impairment	475.5	—
Asset impairment	—	41.9
Net (gain) loss on asset dispositions	(7.6)	3.5
Changes in operating assets and liabilities:
Accounts receivable	33.1	10.9
Inventories	(40.5)	(9.1)
Prepaid expenses and other assets	(1.9)	0.5
Accounts payable	33.2	7.0
Accrued expenses	(37.3)	(27.5)
Other	(1.8)	(16.1)
Cash Provided by Operating Activities	74.6	107.3
Investing Activities
Capital expenditures	(64.4)	(60.4)
Proceeds from property dispositions	7.8	—
Cash Used in Investing Activities	(56.6)	(60.4)
Financing Activities
Debt proceeds	—	1.9
Debt repayments	(51.0)	(2.9)
Purchase of treasury stock	(1.0)	—
Proceeds from the exercise of stock options	1.2	—
Change in Kimberly-Clark's net investment	—	(34.8)
Other	—	3.4
Cash Used in Financing Activities	(50.8)	(32.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.7)	(0.2)
(Decrease) Increase in Cash and Cash Equivalents	(36.5)	14.3
Cash and Cash Equivalents - Beginning of Period	149.0	44.1
Cash and Cash Equivalents - End of Period	$112.5	$58.4

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
The condensed consolidated financial statements for the three and nine months ended September 30, 2015 represent our financial position, results of operations and cash flows as an independent publicly-traded company. The condensed combined financial statements for the three and nine months ended September 30, 2014 represent the results of operations and cash flows of Kimberly-Clark’s health care business.
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
We completed the required annual testing of goodwill for impairment for our Medical Devices reporting unit using the beginning of the third quarter of 2015 as the measurement date and our analysis indicated that we had no impairment of goodwill for our Medical Devices reporting unit. However, in the first step of the goodwill impairment test, the net book value of our S&IP reporting unit exceeded its fair value. Accordingly, we are in the process of completing the second step of the goodwill impairment test to determine the final impairment amount. See Note 2, “Annual Goodwill Impairment Test” for further details.
New Accounting Standards
In July 2015, the FASB issued ASU No. 2015-011, Simplifying the Measurement of Inventory, which requires that inventory that is measured using first-in, first-out (“FIFO”) or average cost be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. This ASU will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The application of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.

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
Note 2.     Annual Goodwill Impairment Test
Surgical and Infection Prevention
We test goodwill for impairment annually (as of July 1) or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying amount. In 2014, upon completion of our goodwill impairment test, we concluded that the fair value for our S&IP reporting unit exceeded its carrying value by approximately 6%. During the course of 2015, the S&IP reporting unit experienced a gradually more challenging competitive landscape, which resulted in price erosion, particularly in the exam glove category, and lower volumes and some market share loss in other S&IP categories. Changes in commodities costs, the competitive landscape and the resulting price erosion have caused us to revise our expectation with regard to future performance for the S&IP reporting unit and have adversely impacted the fair value of our S&IP reporting unit. Consequently, we have concluded that the carrying value of the S&IP reporting unit’s net assets currently exceeds its fair value. Accordingly, we are required to perform, and have started the second step of the goodwill impairment test to determine the impairment amount.

The fair value of our S&IP reporting unit was estimated using a combination of income (discounted cash flow analysis) and market approaches. The income approach is dependent upon several assumptions regarding future periods, including assumptions with respect to future sales growth, commodity costs and a terminal growth rate. In addition, a weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present values. The WACC was based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to our company. The market approach estimated the fair value of our business based on comparable publicly-traded companies in our industry.
The second step of the goodwill impairment test involves performing a hypothetical purchase price allocation to determine the implied fair value of our S&IP reporting unit’s goodwill (“Step 2”). This process is complex and requires judgment in the development of assumptions that affect the determination of the fair value of the S&IP reporting unit’s individual assets and liabilities, including previously unrecognized intangible assets. Upon completion of Step 2, the amount by which the carrying value of the S&IP reporting unit’s goodwill exceeds its implied fair value will be recognized as an impairment loss. Based on our preliminary analysis, the carrying amount of the S&IP reporting unit’s goodwill exceeds its implied fair value by approximately $476 million, which has been recorded as an impairment loss in the three and nine months ended September 30, 2015 in the accompanying condensed consolidated income statement as “Goodwill impairment.” This goodwill impairment does not impact our business operations, compliance with debt covenants or cash flows.
The completion of Step 2 of the goodwill impairment test is subject to the finalization of fair values which we expect to complete prior to filing our 2015 Annual Report on Form 10-K. We believe that the preliminary estimate of the goodwill impairment is reasonable and represents our good faith estimate based on assumptions that are subject to inherent uncertainty. There can be no assurance that no material adjustments to the preliminary estimate will be required as Step 2 is finalized. Following the completion of Step 2, we will adjust our preliminary estimate if necessary, and record any required adjustment in our consolidated financial statements for the year ended December 31, 2015.
Medical Devices
We completed the annual goodwill impairment test for our Medical Devices reporting unit and determined that there was no impairment. The fair value of the Medical Devices reporting unit substantially exceeded the carrying value of its net assets.
The changes in the carrying amount of goodwill by reporting unit are as follows (in millions):

	S&IP	Medical Devices	Total
Balance at December 31, 2014	$744.5	$681.6	$1,426.1
Goodwill impairment	(475.5)	—	(475.5)
Currency translation adjustment	(4.6)	(2.6)	(7.2)
Balance at September 30, 2015	$264.4	$679.0	$943.4
Note 3.    Spin-Off Transition Costs
Completion of the Sale of Disposable Glove Facility
In June 2014, Kimberly-Clark initiated a plan to exit one of the disposable glove facilities in Thailand and outsource the related production to improve the competitive position of the S&IP business. In December 2014, we entered into a definitive agreement to sell the disposable glove facility to a third party and received advance cash payments of $8 million before the end of 2014, which were included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet as of December 31, 2014. The net book value of the disposable glove facility was $3 million and was classified as “Assets Held for Sale” in the accompanying condensed consolidated balance sheet as of December 31, 2014. We received the remaining $8 million of the sale price when the sale closed in January 2015. The sale resulted in a net gain of $12 million, which was recorded in “Other income, net” in the accompanying condensed consolidated income statement for the nine months ended September 30, 2015. There were no remaining accrued expenses related to this plan as of September 30, 2015 or December 31, 2014. In the three months ended September 30, 2014, we recognized $6 million of costs related to this plan, consisting primarily of accelerated depreciation. In the nine months ended September 30, 2014, we recognized $55 million of costs related to this plan consisting of an asset impairment charge of $42 million, accelerated depreciation cost of $7 million and workforce reduction costs of $6 million.
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
In the three and nine months ended September 30, 2015 we have incurred $16 million and $46 million, respectively, for the above programs. In the three and nine months ended September 30, 2014 we incurred $35 million and $61 million, respectively, for Spin-off related transaction costs.
Note 4.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	September 30, 2015	December 31, 2014
Accounts receivable	$205.7	$234.9
Allowance for sales discounts and doubtful accounts	(1.3)	(1.0)
Accounts receivable, net	$204.4	$233.9
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	September 30, 2015			December 31, 2014
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$55.0	$0.7	$55.7	$48.4	$1.3	$49.7
Work in process	47.7	0.6	48.3	47.7	0.3	48.0
Finished goods	182.1	42.1	224.2	157.8	37.5	195.3
Supplies and other	—	11.7	11.7	—	11.8	11.8
	284.8	55.1	339.9	253.9	50.9	304.8
Excess of FIFO or weighted-average cost over LIFO cost	(16.3)	—	(16.3)	(21.7)	—	(21.7)
Total	$268.5	$55.1	$323.6	$232.2	$50.9	$283.1
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	September 30, 2015	December 31, 2014
Land	$2.1	$2.3
Buildings	87.2	67.9
Machinery and equipment	489.4	436.3
Construction in progress	18.9	62.2
	597.6	568.7
Less accumulated depreciation	(315.5)	(290.9)
Total	$282.1	$277.8
Depreciation expense was $10 million and $29 million for the three and nine months ended September 30, 2015, respectively, compared to $19 million and $37 million for the three and nine months ended September 30, 2014, respectively.

Intangible Assets
As of December 31, 2014, we had an acquired in-process research and development intangible asset of $7 million, which we began amortizing in the third quarter of 2015 after substantial completion of the related research project.
Intangible assets subject to amortization consist of the following (in millions):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$126.5	$(89.2)	$37.3	$126.6	$(86.1)	$40.5
Patents and acquired technologies	149.1	(112.8)	36.3	149.1	(99.3)	49.8
Other	55.1	(39.7)	15.4	48.3	(37.0)	11.3
Total	$330.7	$(241.7)	$89.0	$324.0	$(222.4)	$101.6
Amortization expense for intangible assets was $6 million and $19 million for the three and nine months ended September 30, 2015, respectively, compared to $8 million and $24 million for the three and nine months ended September 30, 2014, respectively. We estimate amortization expense for the remainder of 2015 and the following four years and beyond will be as follows (in millions):

For the years ending December 31,
2015	$6.3
2016	20.9
2017	15.6
2018	11.8
2019	7.6
Thereafter	26.8
Total	$89.0

Accrued Expenses
Accrued expenses consist of the following (in millions):

	September 30, 2015	December 31, 2014
Accrued rebates	$69.3	$82.2
Accrued salaries and wages	32.5	46.4
Accrued taxes - income and other	15.4	23.4
Deposit received on pending sale of assets	—	7.8
Other	30.5	23.6
Total	$147.7	$183.4
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	September 30, 2015	December 31, 2014
Deferred income taxes	$28.6	$27.9
Taxes payable	1.2	1.6
Other	22.8	18.6
Total	$52.6	$48.1

Note 5.     Long-Term Debt
As of September 30, 2015 and December 31, 2014, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	September 30, 2015	December 31, 2014
Senior Secured Term Loan	4.00%	2021	$335.9	$386.2
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Total long-term debt			585.9	636.2
Less debt payable within one year			—	3.9
Long-term portion			$585.9	$632.3
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
Borrowings under the Term Loan Facility bear interest, at Halyard’s option, at either (i) a reserve-adjusted LIBOR rate, subject to a floor of 0.75%, plus 3.25%, or (ii) a base rate, subject to a floor of 0.75%, (calculated as the greatest of (1) the prime rate, (2) the U.S. federal funds effective rate plus 0.50% or (3) the one month LIBOR rate plus 1.00%) plus 2.25%. As of September 30, 2015, the interest rate in effect for the Term Loan Facility was 4.00%.
Borrowings under the Revolving Credit Facility will bear interest, at Halyard’s option, at either (i) a reserve-adjusted LIBOR rate, plus a margin initially equal to 2.25% and then, following Halyard’s delivery under the credit agreement of Halyard’s financial statements for Halyard’s fiscal quarter ending September 30, 2015, ranging between 1.75% to 2.50% per annum, depending on Halyard’s consolidated total leverage ratio, or (ii) the base rate plus a margin initially equal to 1.25% and then, following Halyard’s delivery of those financial statements, ranging between 0.75% to 1.50% per annum, depending on Halyard’s consolidated total leverage ratio. The unused portion of Halyard’s Revolving Credit Facility will be subject to a commitment fee equal to (i) 0.25% per annum, when Halyard’s consolidated total leverage ratio is less than 2.25 to 1.00 and (ii) 0.40% per annum, otherwise. As of September 30, 2015, we had no borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility, leaving $247 million available for borrowing.
Senior Unsecured Notes
During the third quarter of 2015, we completed an exchange of our senior unsecured notes (“Old Notes”) for senior unsecured notes (“New Notes” and collectively with the Old Notes, the “Notes”) that were registered under the Securities Act of 1933, as amended (the “Securities Act”). The terms of the New Notes are substantially identical to the Old Notes, except that the New Notes are registered under the Securities Act and are not subject to the transfer restrictions and registration rights relating to the Old Notes. The Notes are guaranteed, jointly and severally, by each of our domestic subsidiaries that guarantees the Senior Credit Facilities. The Notes will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year.
Note 6.    Derivative Financial Instruments
The derivative liabilities for foreign exchange contracts as of each September 30, 2015 and December 31, 2014 were $3 million and $1 million, respectively and are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of September 30, 2015 and December 31, 2014 were not significant.
For derivative instruments that are designated and qualify as cash flow hedges, gains or losses recognized to earnings were not significant in the three or nine months ended September 30, 2015 and 2014. As of September 30, 2015, the aggregate notional values of outstanding foreign exchange derivative contracts designated as cash flow hedges were $39 million. Cash flow hedges resulted in no significant ineffectiveness in the three or nine months ended September 30, 2015 and 2014. For the three and nine months ended September 30, 2015 and 2014, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2015, amounts to be reclassified from Accumulated Other Comprehensive Income during the next twelve months are not expected to be significant. The maximum maturity of cash flow hedges in place at September 30, 2015 is September 2016.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other income and expense, net. These gains or losses have not been significant for the three or nine months ended September 30, 2015 and 2014. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of September 30, 2015, the notional amount of these undesignated derivative instruments was $59 million.
Note 7.    Fair Value Information
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
The derivative liabilities for foreign exchange contracts were $3 million and $1 million, respectively as of September 30, 2015 and December 31, 2014 and are included in the condensed consolidated balance sheet in accrued expenses. These derivatives are classified as Level 2 of the fair value hierarchy. The fair values of derivatives used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.
The following table includes the fair value of our cash, cash equivalents and financial instruments for which fair value disclosure is required (in millions):

		September 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$112.5	$112.5	$149.0	$149.0
Liabilities
Senior Unsecured Notes	1	250.0	255.0	—	—
Debt	2	335.9	339.9	636.2	644.0
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature.
The fair value of our senior unsecured notes is determined using observable market prices based on trading activity on a primary exchange. The senior unsecured notes transferred from Level 2 to Level 1 of the fair value hierarchy following registration of the notes under the Securities Act during the third quarter of 2015. In the prior year, there were no transfers among Levels 1, 2 or 3 of the fair value hierarchy.
As of September 30, 2015, debt includes the carrying amount of our senior secured term loan. As of December 31, 2014, debt included the carrying amount of our senior secured term loan and our senior unsecured notes (see Note 5, “Long-Term Debt”). Fair value for the debt was based on observed trading prices in a secondary market.

Note 8.    Accumulated Other Comprehensive Income (loss)
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”) are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unrealized translation	$(12.5)	$(9.2)	$(22.3)	$(5.4)
Defined benefit pension plans	—	—	0.1	—
Cash flow hedges	(2.0)	(0.4)	(2.3)	4.6
	(14.5)	(9.6)	(24.5)	(0.8)
Tax effect	0.6	0.1	0.8	(0.7)
Change in AOCI	$(13.9)	$(9.5)	$(23.7)	$(1.5)
Note 9.     Stock-Based Compensation
Aggregate stock-based compensation expense for the three and nine months ended September 30, 2015 was $3 million and $14 million, which reflects expense incurred for stock option and restricted stock unit awards granted under the Halyard Health, Inc. Equity Participation Plan and the Halyard Health, Inc. Outside Directors’ Compensation Plan (together, the “Plans”). Aggregate stock-based compensation expense for the three and nine months ended September 30, 2014 was $3 million and $5 million, which reflects expense allocated to us for awards granted under Kimberly-Clark’s equity incentive plans.
Stock Options
Stock-based compensation expense related to stock options was $1 million and $5 million for the three and nine months ended September 30, 2015. A summary of stock option activity under the Plans is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	611	$34.94
Granted	628	45.52
Exercises	(37)	31.05
Forfeitures	(53)	37.90
Outstanding at September 30, 2015	1,149	$40.71	8.9	$0.2
Exercisable at September 30, 2015	210	$33.26	7.7	$0.2
The following table summarizes information about options outstanding as of September 30, 2015:

			Stock Options Outstanding		Stock Options Exercisable
Range of Exercise Prices			Shares (in thousands)	Weighted- Average Remaining Contractual Term (Years)	Shares (in thousands)	Weighted- Average Exercise Price
$25	to	$35	215	7.3	125	$29.97
$35	to	$45	320	8.8	77	37.45
$45+			614	9.5	8	45.53
			1,149	8.9	210	$33.26
Restricted Share Units
Stock-based compensation expense related to restricted share units was $2 million and $9 million for the three and nine months ended September 30, 2015. A summary of restricted share unit activity is presented below:

	Shares (in thousands)	Weighted- Average Fair Value
Outstanding at December 31, 2014	375	$37.88
Granted	213	45.59
Vested	(62)	38.29
Forfeitures	(23)	39.43
Outstanding at September 30, 2015	503	$41.02
Prior Year Expense under Kimberly-Clark Equity Incentive Plans
Kimberly-Clark maintains several equity incentive plans in which our executives and employees participated prior to the Spin-off. All awards granted under Kimberly-Clark’s plans were based on common shares of Kimberly-Clark stock and, as such, were reflected in Kimberly-Clark’s consolidated statements of equity and not in our combined statement of invested equity. Prior to the Spin-off, Kimberly-Clark allocated stock-based compensation expense to Halyard for employees of Kimberly-Clark’s health care business that became Halyard employees upon the Spin-off. Stock-based compensation expense charged to us by Kimberly-Clark under their incentive plans was $3 million and $5 million for the three and nine months ended September 30, 2014, respectively.
Note 10.    Commitments and Contingencies
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
The only exception to the Indemnification Obligation relates to the pain pump litigation referenced in this paragraph. We are one of several manufacturers of continuous infusion medical devices, such as our ON-Q PAINBUSTER pain pumps, that are involved in several different pending or threatened litigation matters from multiple plaintiffs alleging that use of the continuous infusion device to deliver anesthetics directly into a synovial joint after surgery resulted in postarthroscopic glenohumeral chondrolysis, or a disintegration of the cartilage covering the bones in the joint (typically, in the shoulder) (“Chondrolysis Cases”). Plaintiffs generally seek monetary damages and attorneys’ fees. While Kimberly-Clark is retaining the liabilities related to these matters, the distribution agreement between us and Kimberly-Clark provides that we will indemnify Kimberly-Clark for any such claims or causes of actions arising after the Spin-off.
As of September 30, 2015, there were two Chondrolysis Cases for which we have an Indemnification Obligation. In Greenway v. I-Flow LLC, No. 1:15-cv-1720 (D. Ohio), filed on August 27, 2015, the plaintiff alleges that he developed chondrolysis from a surgery in November 2007. In Reed, et al. v. I-Flow LLC, et al., 2:15-cv-04454 (E. D. La.), filed on September 16, 2015, the plaintiff alleges that he developed chondrolysis from a surgery in March 2007. We intend to vigorously defend against these matters.
We also have an Indemnification Obligation for, and have assumed the defense of, the matter styled Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08390-DMG-SH (C.D. Cal.), filed on October 29, 2014. In that case, the plaintiff brings a putative nationwide class action asserting claims for common law fraud (affirmative misrepresentation and fraudulent concealment), negligent misrepresentation, and violation of California’s Unfair Competition Law in connection with our marketing and sale of MicroCool surgical gowns. On February 6, 2015, we moved to dismiss the complaint on multiple grounds. On July 10, 2015, the Court issued an order on the motion to dismiss, dismissing the negligent misrepresentation claim but permitting the remaining claims to stand and proceed to discovery. We intend to continue our vigorous defense of the matter.
In June 2015, we were served with a subpoena from the Department of Veterans Affairs Office of the Inspector General (“VA OIG”) seeking information related to the design, manufacture, testing, sale and promotion of MicroCool and other Company surgical gowns, and, in July, also became aware that the subpoena and an earlier VA OIG subpoena served on Kimberly-Clark requesting information about gown sales to the federal government are related to a United States Department of Justice (“DOJ”) investigation. The Company could be subject to litigation relating to this investigation, by either governmental agencies or private parties. If a claim is asserted against Kimberly-Clark relating to MicroCool gowns or other Company surgical gowns, we expect that such a claim would give rise to an Indemnification Obligation under the distribution agreement with Kimberly-Clark. The Company is cooperating with the VA OIG’s request and the DOJ investigation.

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
Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously accrued, will not be material, individually or in the aggregate, on our business, financial condition, results of operations or liquidity.
We are subject to federal, state and local environmental protection laws and regulations with respect to our business operations and are operating in compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. None of our compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to be material to our business, financial condition, results of operations or liquidity.
Note 11.    Earnings Per Share (“EPS”)
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
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and September 30, 2014 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(470.5)	$(7.4)	$(440.8)	$29.5

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.6	46.5	46.6	46.5
Dilutive effect of stock options and restricted share unit awards	—	—	—	—
Diluted weighted average shares outstanding	46.6	46.5	46.6	46.5

Per Share Basis
Basic	$(10.10)	$(0.16)	$(9.46)	$0.63
Diluted	$(10.10)	$(0.16)	$(9.46)	$0.63
For each of the three and nine months ended September 30, 2015, 0.2 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

Note 12.    Business Segment Information
Information concerning consolidated operations by business segment is presented in the following table (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales
S&IP	$257.4	$279.2	$767.5	$840.2
Medical Devices	126.1	122.5	375.3	373.5
Corporate & Other(a)	6.0	6.8	30.2	19.0
Total Net Sales	389.5	408.5	1,173.0	1,232.7

Operating (Loss) Profit
S&IP	26.3	36.8	71.3	118.1
Medical Devices	28.5	20.4	86.6	76.6
Corporate & Other(b)	(31.2)	(44.8)	(82.6)	(126.8)
Goodwill impairment	(475.5)	—	(475.5)	—
Other (expense) and income, net(c)	(9.3)	0.7	2.0	2.4
Total Operating (Loss) Profit	(461.2)	13.1	(398.2)	70.3
Interest income	—	1.0	0.2	2.9
Interest expense	(7.8)	(0.1)	(25.0)	(0.1)
(Loss) Income before Income Taxes	$(469.0)	$14.0	$(423.0)	$73.1
_________________________________________________

(a)	Corporate and Other net sales include sales of non-healthcare products to Kimberly-Clark.

(b)
Corporate and Other for the three and nine months ended September 30, 2015 includes $16 million and $46 million, respectively, of post-spin related transition expenses. Corporate and Other for the three and nine months ended September 30, 2014 includes $35 million and $61 million, respectively, of spin-off related transaction costs and $6 million and $55 million of costs related to the exit from one of our disposable glove facilities in Thailand.

(c)
Other income, net for the nine months ended September 30, 2015 includes $9 million of costs related to legal expenses and litigation and a $12 million net gain on the disposal of one of our disposable glove facilities in Thailand.

Note 13.    Related Party Transactions
In the prior year, we utilized manufacturing facilities and resources managed by affiliates of Kimberly-Clark to conduct our business. The expenses associated with these transactions, which primarily relate to production of semi-finished goods for our S&IP business, are included in cost of products sold in our combined income statement for the three and nine months ended September 30, 2014. Following the Spin-off, Kimberly-Clark is not considered a related party.
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

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Cost of products sold	$8	$20
Selling and general expenses	7	38
Research expenses	5	10
Total	$20	$68
Note 14.     Supplemental Guarantor Financial Information
In October 2014, Halyard Health, Inc. (referred to below as “Parent”) issued the Notes (described in Note 5, “Long-Term Debt”). The Notes are guaranteed, jointly and severally by each of our domestic subsidiaries that guarantees the Senior Credit Facilities (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions as defined in the Indenture dated October 17, 2014. Each Guarantor Subsidiary is directly or indirectly 100%-owned by Halyard Health, Inc. Each of the guarantees of the Notes is a general unsecured obligation of each Guarantor and ranks equally in right of payment with all existing and future indebtedness and all other obligations (except subordinated indebtedness) of each Guarantor.
The following condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014 and the condensed consolidating statements of income for each of the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014 provide condensed consolidating financial information for Halyard Health, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidating basis.
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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(In millions)
(Unaudited)

	Three Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$360.2	$112.5	$(83.2)	$389.5
Cost of products sold	—	247.7	94.0	(83.2)	258.5
Gross Profit	—	112.5	18.5	—	131.0
Research and development expenses	—	10.2	—	—	10.2
Selling and general expenses	7.2	75.4	14.6	—	97.2
Goodwill impairment	—	456.5	19.0	—	475.5
Other expense and (income), net	(0.5)	10.8	(1.0)	—	9.3
Operating Loss	(6.7)	(440.4)	(14.1)	—	(461.2)
Interest income	—	—	0.5	(0.5)	—
Interest expense	(8.0)	(0.3)	—	0.5	(7.8)
Loss Before Income Taxes	(14.7)	(440.7)	(13.6)	—	(469.0)
Benefit from (provision for) income taxes	3.9	(6.4)	1.0	—	(1.5)
Equity in (loss) earnings of consolidated subsidiaries	(459.7)	6.1	—	453.6	—
Net (Loss) Income	(470.5)	(441.0)	(12.6)	453.6	(470.5)
Total other comprehensive income (loss), net of tax	—	0.3	(13.9)	(0.3)	(13.9)
Comprehensive (Loss) Income	$(470.5)	$(440.7)	$(26.5)	$453.3	$(484.4)

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(In millions)
(Unaudited)

	Three Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Net Sales	$—	$348.5	$159.1	$(99.1)	$408.5
Cost of products sold	—	245.8	129.6	(99.1)	276.3
Gross Profit	—	102.7	29.5	—	132.2
Research and development expenses	—	8.5	—	—	8.5
Selling and general expenses	—	95.2	16.1	—	111.3
Other income, net	—	(0.2)	(0.5)	—	(0.7)
Operating (Loss) Profit	—	(0.8)	13.9	—	13.1
Interest income	—	0.9	0.1	—	1.0
Interest expense	—	—	(0.1)	—	(0.1)
Income Before Income Taxes	—	0.1	13.9	—	14.0
(Provision for) benefit from income taxes	—	(23.1)	1.7	—	(21.4)
Equity in earnings of consolidated subsidiaries	(7.4)	43.5	—	(36.1)	—
Net (Loss) Income	(7.4)	20.5	15.6	(36.1)	(7.4)
Total other comprehensive loss, net of tax	—	(1.3)	(8.2)	—	(9.5)
Comprehensive (Loss) Income	$(7.4)	$19.2	$7.4	$(36.1)	$(16.9)

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(In millions)
(Unaudited)

	Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,085.1	$339.7	$(251.8)	$1,173.0
Cost of products sold	—	738.3	288.5	(251.8)	775.0
Gross Profit	—	346.8	51.2	—	398.0
Research and development expenses	—	22.5	—	—	22.5
Selling and general expenses	25.4	229.7	45.1	—	300.2
Goodwill impairment	—	456.5	19.0	—	475.5
Other expense and (income), net	(0.9)	15.6	(16.7)	—	(2.0)
Operating (Loss) Profit	(24.5)	(377.5)	3.8	—	(398.2)
Interest income	0.3	—	2.3	(2.4)	0.2
Interest expense	(25.8)	(1.3)	(0.3)	2.4	(25.0)
(Loss) Income Before Income Taxes	(50.0)	(378.8)	5.8	—	(423.0)
Benefit from (Provision for) income taxes	17.3	(30.6)	(4.5)	—	(17.8)
Equity in earnings of consolidated subsidiaries	(408.1)	22.2	—	385.9	—
Net (Loss) Income	(440.8)	(387.2)	1.3	385.9	(440.8)
Total other comprehensive loss, net of tax	—	—	(23.4)	(0.3)	(23.7)
Comprehensive (Loss) Income	$(440.8)	$(387.2)	$(22.1)	$385.6	$(464.5)

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(In millions)
(Unaudited)

	Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Net Sales	$—	$1,053.0	$480.3	$(300.6)	$1,232.7
Cost of products sold	—	716.8	424.4	(300.6)	840.6
Gross Profit	—	336.2	55.9	—	392.1
Research and development expenses	—	26.1	—	—	26.1
Selling and general expenses	—	254.2	43.9	—	298.1
Other income, net	—	(0.8)	(1.6)	—	(2.4)
Operating Profit	—	56.7	13.6	—	70.3
Interest income	—	2.6	0.3	—	2.9
Interest expense	—	—	(0.1)	—	(0.1)
Income Before Income Taxes	—	59.3	13.8	—	73.1
(Provision for) benefit from income taxes	—	(45.2)	1.6	—	(43.6)
Equity in earnings of consolidated subsidiaries	(11.9)	10.1	—	1.8	—
Net (Loss) Income	(11.9)	24.2	15.4	1.8	29.5
Total other comprehensive income (loss), net of tax	—	0.2	(1.7)	—	(1.5)
Comprehensive (Loss) Income	$(11.9)	$24.4	$13.7	$1.8	$28.0

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(In millions)
(Unaudited)

	As of September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$79.8	$1.0	$31.7	$—	$112.5
Accounts receivable, net	3.8	381.6	219.1	(400.1)	204.4
Inventories	—	281.9	41.7	—	323.6
Current deferred income taxes and other current assets	6.0	17.0	2.9	(0.4)	25.5
Total Current Assets	89.6	681.5	295.4	(400.5)	666.0
Property, Plant and Equipment, Net	—	229.8	52.3	—	282.1
Investment in Consolidated Subsidiaries	1,739.6	263.3	—	(2,002.9)	—
Goodwill	—	917.2	26.2	—	943.4
Other Intangible Assets	—	89.0	—	—	89.0
Other Assets	8.4	0.1	17.2	0.1	25.8
TOTAL ASSETS	$1,837.6	$2,180.9	$391.1	$(2,403.3)	$2,006.3

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$216.6	$311.5	$48.9	$(397.9)	$179.1
Accrued expenses	11.8	107.9	30.5	(2.5)	147.7
Total Current Liabilities	228.4	419.4	79.4	(400.4)	326.8
Long-Term Debt	585.9	—	—	—	585.9
Other Long-Term Liabilities	0.4	47.3	4.9	—	52.6
Total Liabilities	814.7	466.7	84.3	(400.4)	965.3
Total Equity	1,022.9	1,714.2	306.8	(2,002.9)	1,041.0
TOTAL LIABILITIES AND EQUITY	$1,837.6	$2,180.9	$391.1	$(2,403.3)	$2,006.3

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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(27.9)	$72.6	$29.9	$—	$74.6
Investing Activities
Capital expenditures	—	(56.6)	(7.8)	—	(64.4)
Proceeds from property dispositions	—	—	7.8	—	7.8
Cash (Used in) Provided by Investing Activities	—	(56.6)	—	—	(56.6)
Financing Activities
Intercompany contributions	57.3	(18.9)	(38.4)	—	—
Debt repayments	(51.0)	—	—	—	(51.0)
Purchase of treasury stock	(1.0)	—	—	—	(1.0)
Proceeds from the exercise of stock options	1.2	—	—	—	1.2
Cash Provided by (Used in) Financing Activities	6.5	(18.9)	(38.4)	—	(50.8)
Effect of Exchange Rate on Cash and Cash Equivalents	—	—	(3.7)	—	(3.7)
Decrease in Cash and Cash Equivalents	(21.4)	(2.9)	(12.2)	—	(36.5)
Cash and Cash Equivalents, Beginning of Period	101.2	3.9	43.9	—	149.0
Cash and Cash Equivalents, End of Period	$79.8	$1.0	$31.7	$—	$112.5

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Operating Activities
Cash Provided by Operating Activities	$—	$32.9	$74.4	$—	$107.3
Investing Activities
Capital expenditures	—	(53.4)	(7.0)	—	(60.4)
Cash Used in Investing Activities	—	(53.4)	(7.0)	—	(60.4)
Financing Activities
Debt proceeds	—	—	1.9	—	1.9
Debt repayments	—	(2.9)	—	—	(2.9)
Change in Kimberly-Clark's net investment	0.1	20.2	(55.1)	—	(34.8)
Other	—	3.4	—	—	3.4
Cash Provided by (Used in) Financing Activities	0.1	20.7	(53.2)	—	(32.4)
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.2	(0.4)	—	(0.2)
Increase in Cash and Cash Equivalents	0.1	0.4	13.8	—	14.3
Cash and Cash Equivalents, Beginning of Period	—	3.1	41.0	—	44.1
Cash and Cash Equivalents, End of Period	$0.1	$3.5	$54.8	$—	$58.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management’s discussion and analysis (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q. This MD&A represents the global operations of Halyard and its subsidiaries as an independent publicly-traded company in the three and nine months ended September 30, 2015 and as a combined reporting entity comprising the financial position, results of operations and cash flows of Kimberly-Clark Corporation’s (“Kimberly-Clark”) Health Care business in the three and nine months ended September 30, 2014. The results of operations of our business after our separation from Kimberly-Clark are significantly different than the results of operations of our business prior to the separation. This is due to, among other things, the impact of debt incurred, the impact of our operating as a separate, stand-alone public company and the impact of the various agreements between us and Kimberly-Clark.
The following discussion should be read in conjunction with our audited consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The following will be discussed and analyzed:

•	Overview of Business

•	Goodwill Impairment

•	Spin-off Transition Costs

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	New Accounting Standards
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
Goodwill Impairment
In 2014, upon completion of our goodwill impairment test, we concluded that the fair value for our S&IP reporting unit exceeded its carrying value by approximately 6%. During the course of 2015, the S&IP reporting unit experienced a gradually more challenging competitive landscape, which resulted in price erosion, particularly in the exam glove category, and lower volumes and some market share loss in other S&IP categories. Changes in commodities costs, the competitive landscape and the resulting price erosion have caused us to revise our expectation with regard to future performance for the S&IP reporting unit and have adversely impacted the fair value of our S&IP reporting unit. Consequently, we have concluded that the carrying value of the S&IP reporting unit’s net assets currently exceeds its fair value. Accordingly, we are required to perform, and have started the second step of the goodwill impairment test to determine the impairment amount.
The fair value of our S&IP reporting unit was estimated using a combination of income (discounted cash flow analysis) and market approaches. The income approach is dependent upon several assumptions regarding future periods, including assumptions with respect to future sales growth, commodity costs and a terminal growth rate. In addition, a weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present values. The WACC was based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to our company. The market approach estimated the fair value of our business based on comparable publicly-traded companies in our industry.
The second step of the goodwill impairment test involves performing a hypothetical purchase price allocation to determine the implied fair value of our S&IP reporting unit’s goodwill (“Step 2”). This process is complex and requires judgment in the development of assumptions that affect the determination of the fair value of the S&IP reporting unit’s individual assets and liabilities, including previously unrecognized intangible assets. Upon completion of Step 2, the amount by which the carrying value of the S&IP reporting unit’s goodwill exceeds its implied fair value will be recognized as an impairment loss. Accounting guidance states that when impairment is probable, but the determination of an impairment loss has not been finalized, an estimate should be recognized as an impairment loss prior to final measurement. Accordingly, based on our preliminary analysis, the carrying amount of the S&IP reporting unit’s goodwill exceeds its implied fair value by approximately $476 million, which has been recorded as an impairment loss in the three and nine months ended September 30, 2015 in the accompanying condensed consolidated income statement as “Goodwill impairment.” This goodwill impairment does not impact our business operations, compliance with debt covenants or cash flows.
The completion of Step 2 of the goodwill impairment test is subject to the finalization of fair values which we expect to complete prior to filing our 2015 Annual Report on Form 10-K. We believe the preliminary estimate of the goodwill impairment is reasonable and represents our good faith estimate based on assumptions that are subject to inherent uncertainty. There can be no assurance that no material adjustments to the preliminary estimate will be required as Step 2 is finalized. Following the completion of Step 2, we will adjust our preliminary estimate if necessary, and record any required adjustment in our consolidated financial statements for the year ended December 31, 2015.
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
In the three and nine months ended September 30, 2015 we have incurred $16 million and $46 million, respectively, for the above programs.
Results of Operations and Related Information
This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of our results of operations. This discussion and analysis compares the results for the three and nine months ended September 30, 2015 to the same period in 2014.
Net Sales by Segment

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Net Sales
Surgical and Infection Prevention	$257.4	$279.2	(7.8)%	$767.5	$840.2	(8.7)%
Medical Devices	126.1	122.5	2.9	375.3	373.5	0.5
Corporate & Other	6.0	6.8	(11.8)	30.2	19.0	58.9
Total Net Sales	$389.5	$408.5	(4.7)%	$1,173.0	$1,232.7	(4.8)%
______________________________
N.M. - Not meaningful
Percentage Change

Net Sales - Percentage Change vs. Prior Year		Changes Due To
Third Quarter	Total	Volume	Pricing/Mix	Currency	Other(a)
Consolidated	(5)%	—%	(1)%	(3)%	(1)%
S&IP	(8)	(2)	(2)	(4)	—
Medical Devices	3	4	1	(2)	—

Year-to-Date
Consolidated	(5)%	(2)%	(1)%	(3)%	1%
S&IP	(9)	(3)	(2)	(4)	—
Medical Devices	—	3	—	(2)	(1)
______________________________
(a) Other includes rounding

Net Sales by Segment - Third Quarter 2015 Compared to the Third Quarter of 2014
Net sales for the three months ended September 30, 2015 of $390 million were 5% lower compared to the same period last year due to unfavorable changes in currency exchange rates and lower volume and selling prices in S&IP.
Surgical and Infection Prevention
S&IP net sales decreased 8% to $257 million compared to net sales of $279 million in the prior year driven by unfavorable changes in currency exchange rates, lower volumes in surgical drapes and gowns and protective apparel and unfavorable pricing primarily in facial protection and exam gloves.
Medical Devices
Medical Devices net sales increased 3% to $126 million, compared to net sales of $123 million in the prior year driven by higher volume in digestive health and interventional pain partially offset by unfavorable changes in currency exchange rates.
Net Sales by Segment - First Nine Months of 2015 Compared to the First Nine Months of 2014
Net sales for the nine months ended September 30, 2015 were 5% lower compared to the same period last year due primarily to unfavorable changes in currency exchange rates, lower S&IP sales volume and selling prices.
Surgical and Infection Prevention
S&IP net sales decreased 9% to $768 million, compared to net sales of $840 million in the prior year due to unfavorable changes in currency exchange rates, lower volumes in protective apparel, surgical drapes and gowns and sterilization and unfavorable pricing primarily in exam gloves.
Medical Devices
Medical Devices net sales increased to $375 million, compared to net sales of $374 million in the prior year due to unfavorable changes in currency exchange rates partially offset by higher volume in interventional pain and digestive health.
Net Sales by Geographic Region

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Net Sales(a)
North America	$292.7	$294.4	(0.6)%	$889.4	$891.6	(0.2)%
Europe, Middle East and Africa	48.9	57.4	(14.8)	147.1	178.9	(17.8)
Asia Pacific and Latin America	47.9	56.7	(15.5)	136.5	162.2	(15.8)
Total Net Sales	$389.5	$408.5	(4.7)%	$1,173.0	$1,232.7	(4.8)%
______________________________________

(a)	Sales to Kimberly-Clark in the three and nine months ended September 30, 2014 were $25 million and $70 million, respectively, and have been allocated to the regions for comparative purposes.
Net Sales by Geographic Region - Third Quarter 2015 Compared to the Third Quarter of 2014
Net sales in North America decreased by 1% driven primarily by lower S&IP volumes in surgical drapes and gowns, exam gloves, protective apparel and sterilization and unfavorable pricing primarily in exam gloves partially offset by higher volume in the Medical Devices segment, primarily in respiratory health and interventional pain.
Net sales in Europe, Middle East and Africa decreased 15% primarily due to unfavorable currency exchange rates and lower S&IP volumes in surgical drapes and gowns partially offset by higher volume in digestive health within our Medical Devices segment.
In Asia Pacific and Latin America, net sales decreased 16% driven primarily by unfavorable currency exchange rates and lower surgical volume.
Net Sales by Geographic Region - First Nine Months of 2015 Compared to the First Nine Months of 2014
Net sales in North America were even in the first nine months of 2015 compared to the same period last year. Lower S&IP volume in surgical, protective apparel and unfavorable pricing, primarily in exam gloves was offset by higher Medical Devices volume, primarily in interventional pain and digestive health.
Net sales in Europe, Middle East and Africa decreased 18% primarily due to unfavorable currency exchange rates, lower S&IP volume in surgical and facial protection partially offset by higher Medical Devices volume, primarily in digestive health and interventional pain.

In Asia Pacific and Latin America, net sales decreased by 16% primarily due to unfavorable currency exchange rates, lower S&IP volume in surgical drapes and gowns, sterilization, and unfavorable pricing primarily in exam gloves partially offset by higher volume growth in exam gloves.
Operating Profit by Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Operating (Loss) Profit
Surgical and Infection Prevention	$26.3	$36.8	(28.5)%	$71.3	$118.1	(39.6)%
Medical Devices	28.5	20.4	39.7	86.6	76.6	13.1
Corporate and Other(a)	(31.2)	(44.8)	(30.4)	(82.6)	(126.8)	(34.9)
Goodwill impairment	(475.5)	—	N.M.	(475.5)	—	N.M.
Other (expense) and income, net(b)	(9.3)	0.7	N.M.	2.0	2.4	N.M.
Total Operating (Loss) Profit	$(461.2)	$13.1	N.M.	$(398.2)	$70.3	N.M.
_________________________________________________

(a)
Corporate and Other for the three and nine months ended September 30, 2015 includes $16 million and $46 million, respectively, of post-spin related transition expenses. Corporate and Other for three and nine months ended September 30, 2014 includes $35 million and $61 million, respectively, of spin-off related transaction costs and $55 million of costs related to the exit from one of our disposable glove facilities in Thailand.

(b)
Other (expense) income, net for the nine months ended September 30, 2015 includes $9 million of costs related to legal expenses and litigation and a $12 million gain on the disposal of one of our disposable glove facilities in Thailand.

Operating Profit - Third Quarter 2015 Compared to the Third Quarter of 2014
Operating loss for the three months ended September 30, 2015 was $461 million compared to operating income of $13 million in the same period last year. The operating loss was driven primarily by the goodwill impairment, which is described under “Goodwill Impairment” above and in Note 2, “Annual Impairment Test” in the accompanying condensed consolidated financial statements. The remaining decrease is primarily the result of lower sales volume and unfavorable pricing in S&IP, unfavorable currency exchange rates across both segments, stand-alone costs and disynergies from operating as a stand-alone company and higher costs relating to legal expenses and litigation. In the prior year, “Corporate and Other” included $6 million of costs, primarily accelerated depreciation, associated with the exit from one of our disposable exam glove manufacturing facilities that was initiated in the second quarter of last year and $35 million of spin-related costs.
Surgical and Infection Prevention
S&IP operating profit decreased 29% to $26 million, compared to operating profit of $37 million in the prior year driven by lower sales volume, unfavorable pricing, unfavorable currency exchange rates, lower fixed cost absorption and higher general expenses primarily related to stand-alone costs.
Medical Devices
Medical Devices operating profit increased 40% to $29 million, compared to operating profit of $20 million in the prior year driven by higher sales volume, manufacturing cost savings and lower general expenses related to reduced intangible asset amortization expense partially offset by higher research and development expenses.
Operating Profit - First Nine Months of 2015 Compared to the First Nine Months of 2014
Operating loss for the nine months ended September 30, 2015 was $398 million compared to operating income of $70 million in the prior year. In the nine months ended September 30, 2015, we incurred a $476 million goodwill impairment charge, $46 million of spin-related transition costs partially offset by a $12 million gain realized on the sale of our exam glove manufacturing facility in Thailand compared to $61 million of pre-spin related transaction costs and $55 million of costs related to the exit from our exam glove manufacturing facility in Thailand that were incurred in the prior year.
Surgical and Infection Prevention
S&IP operating profit decreased 40% to $71 million, compared to operating profit of $118 million in the prior year driven by lower sales volume, higher distribution costs, unfavorable currency exchange rates and higher general expenses related to stand-alone costs.
Medical Devices
Medical Devices operating profit increased 13% to $87 million, compared to $77 million in the prior year primarily due to higher volume, manufacturing costs savings and lower general expenses related to lower intangible asset amortization expense.

Interest Income and Expense
In the three and nine months ended September 30, 2015, we incurred interest expense of $8 million and $25 million, respectively, on our senior secured term loan and senior unsecured notes. In the three and nine months ended September 30, 2014, we earned $1 million and $3 million, respectively, of interest income.
Provision for Income Taxes
In the three and nine months ended September 30, 2015, the provision for income taxes was $2 million and $18 million, respectively, compared to $21 million and $44 million, respectively, in the three and nine months ended September 30, 2014. Our effective tax rate for the three and nine months ended September 30, 2015 was (0.3)% and (4.2)%, respectively, compared to 152.9% and 59.6%, respectively, in the prior year.

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
Operating Activities
Operating activities provided $75 million in the nine months ended September 30, 2015 compared to $107 million in the nine months ended September 30, 2014. Excluding the effects of non-cash impairment charges in both years, net income was lower in the nine months ended September 30, 2015 compared to the prior year, and was partially offset by changes in operating assets and liabilities.
Investing Activities
Investing activities used $57 million in the nine months ended September 30, 2015 compared to $60 million in the nine months ended September 30, 2014. Capital expenditures were $64 million in the nine months ended September 30, 2015 and were primarily associated with our separation from Kimberly-Clark and modifying facilities necessary to operate as a stand-alone company. Capital expenditures in the nine months ended September 30, 2015 were partially offset by remaining proceeds from the sale of our exam glove manufacturing facility in Thailand of $8 million.
Financing Activities
Financing activities used $51 million in the nine months ended September 30, 2015, which included a $1 million scheduled principal payment, a $50 million prepayment of principal on our senior secured term loan and $1 million to purchase treasury stock partially offset by $1 million of proceeds from stock option exercises. Financing activities used $32 million in the nine months ended September 30, 2014, and was primarily net transfers to Kimberly-Clark.
As of September 30, 2015, debt, including debt payable within one year, was $586 million and consisted of (i) $336 million, net of unamortized discount, on our senior secured term loan and $250 million of senior unsecured notes.
Funds under the revolving credit facility are available for our working capital and other liquidity requirements. As of September 30, 2015, we had no borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility, leaving $247 million available for borrowing. See Note 5 to the accompanying condensed consolidated financial statements, “Long-Term Debt” for further details regarding our debt agreements.
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
During the third quarter of 2015, we completed an exchange of our senior unsecured notes (“Old Notes”) for senior unsecured notes (“New Notes” and collectively with the Old Notes, the “Notes”) that were registered under the Securities Act of 1933, as amended (the “Securities Act”). The terms of the New Notes are substantially identical to the terms of the Old Notes, except that the New Notes are registered under the Securities Act and are not subject to the transfer restrictions and registration rights relating to the Old Notes. The Notes will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year.
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
Legal Matters
See Item 1, Note 10, “Commitments and Contingencies,” to the condensed consolidated financial statements for a discussion of current legal matters.

New Accounting Standards
See Item 1, Note 1, “Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three and nine months ended September 30, 2015 and 2014 and our financial position as of September 30, 2015 and December 31, 2014. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

•	general economic conditions particularly in the United States,

•	fluctuations in global equity and fixed-income markets,

•	the competitive environment,

•	the loss of current customers or the inability to obtain new customers,

•	price fluctuations in key commodities,

•	fluctuations in currency exchange rates,

•	changes in governmental regulations that are applicable to our business,

•	changes in asset valuations including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons,

•	any other matters described elsewhere in this MD&A, and

•	the factors described in Part I, Item 1A. “Risk Factors” in our 2014 Annual Report on Form 10-K.
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
With the participation of management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
Historically, we have relied on Kimberly-Clark’s financial controls and resources to manage certain aspects of our business and report our results. As a result of the Spin-off, we are in the process of reviewing, revising and adopting policies, as needed, to meet all regulatory requirements applicable to us as an independent, publicly-traded company. While many of these changes in staffing, policies and systems were accomplished prior to September 30, 2015, we continue to review and document our internal controls over financial reporting and may, from time to time, make changes aimed at enhancing their effectiveness. These efforts may lead to changes in our internal control over financial reporting.
Other than those noted above, there have been no changes in our internal control over financial reporting that occurred during three and nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
November 4, 2015