Form 10-Q
period 2016-03-31
Halyard Health, Inc.
filed 2016-05-09
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 3, 2016 there were 46,670,129 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENT
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net Sales	$384.8	$394.2
Cost of products sold	248.3	262.1
Gross Profit	136.5	132.1
Research and development	8.7	6.0
Selling and general expenses	92.8	97.2
Other expense and (income), net	1.9	(12.0)
Operating Profit	33.1	40.9
Interest income	0.2	0.1
Interest expense	(8.0)	(8.3)
Income Before Income Taxes	25.3	32.7
Income tax provision	(11.1)	(11.0)
Net Income	$14.2	$21.7

Per Share Basis
Basic	$0.30	$0.47
Diluted	0.30	0.46

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net Income	$14.2	$21.7
Other Comprehensive Income, Net of Tax
Unrealized currency translation adjustments	5.5	(6.8)
Cash flow hedges	1.1	0.3
Total Other Comprehensive Income (Loss), Net of Tax	6.6	(6.5)
Comprehensive Income	$20.8	$15.2

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$165.1	$129.5
Accounts receivable, net of allowances	206.3	224.7
Inventories	308.4	303.2
Prepaid expenses and other current assets	26.8	18.6
Total Current Assets	706.6	676.0
Property, Plant and Equipment, net	275.6	279.5
Goodwill	946.8	945.2
Other Intangible Assets, net	77.4	82.6
Deferred Tax Assets	11.3	14.9
Other Assets	2.0	2.0
TOTAL ASSETS	$2,019.7	$2,000.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$181.1	$163.2
Accrued expenses	128.2	152.0
Total Current Liabilities	309.3	315.2
Long-Term Debt	578.5	578.1
Deferred Tax Liabilities	23.9	23.8
Other Long-Term Liabilities	28.2	27.8
Total Liabilities	939.9	944.9

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,614,947 outstanding at March 31, 2016 and December 31, 2015	0.5	0.5
Additional paid-in capital	1,521.7	1,518.0
Accumulated deficit	(404.8)	(419.0)
Treasury stock	(1.0)	(1.0)
Accumulated other comprehensive loss	(36.6)	(43.2)
Total Stockholders’ Equity	1,079.8	1,055.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,019.7	$2,000.2

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$14.2	$21.7
Depreciation and amortization	15.6	16.4
Stock-based compensation expense	3.8	5.4
Net loss (gain) on asset dispositions	0.1	(12.1)
Changes in operating assets and liabilities:
Accounts receivable	(16.6)	7.5
Inventories	(5.2)	(9.9)
Prepaid expenses and other assets	3.1	1.3
Accounts payable	19.4	36.5
Accrued expenses	2.6	(26.5)
Other	5.5	(0.6)
Cash Provided by Operating Activities	42.5	39.7
Investing Activities
Capital expenditures	(8.0)	(27.7)
Proceeds from dispositions of property	—	7.7
Cash Used in Investing Activities	(8.0)	(20.0)
Financing Activities
Debt repayments	—	(1.0)
Cash Used in Financing Activities	—	(1.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.1	(1.5)
Increase in Cash and Cash Equivalents	35.6	17.2
Cash and Cash Equivalents - Beginning of Period	129.5	149.0
Cash and Cash Equivalents - End of Period	$165.1	$166.2

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
Interim Financial Statements
We prepared the accompanying condensed consolidated financial statements according to accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and the condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. Our unaudited interim condensed consolidated financial statements contain all material adjustments which are of a normal and recurring nature necessary to fairly state our financial condition, results of operations and cash flows for the periods presented.
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
New Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. Under this ASU, all excess tax benefits or deficiencies are recognized as income tax expense or benefit in the income statement and the pool of windfall tax benefits as a component of additional paid-in capital is eliminated. In regards to forfeitures, companies may make a one-time policy election to use an estimated forfeiture rate or account for forfeitures as they occur. The policy election regarding forfeitures applies only to instruments with service conditions; the requirement to estimate the probability of achieving performance conditions remains. For statutory tax withholding requirements, this ASU allows for net settlement to meet the employer’s maximum statutory tax withholding requirement. Formerly, only the minimum statutory tax withholding requirement was allowed to be met through net settlement while retaining equity classification. This ASU is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted in any interim or annual period for which financial statements have not yet been issued. The application of this ASU in regards to the accounting for income taxes, forfeitures and statutory tax withholding requirements should be applied using a modified retrospective application with a cumulative effect adjustment to additional paid-in capital as of the beginning of the period of adoption. The presentation of employee taxes paid on the statement of cash flows should be applied retrospectively. The adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires the recognition of assets and liabilities for leases with lease terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or an operating lease, with the classification criteria for distinguishing between the two being similar to the classification criteria for distinguishing between capital and operating leases under current GAAP. However, unlike current GAAP, recognition of finance and operating leases on the balance sheet is required, and additional disclosures are required to help financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU requires modified retrospective application for existing leases. This ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, however, earlier application is permitted. The impact of this ASU on our financial position, results of operations and cash flows are not yet known.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This ASU requires equity investments, except those accounted for under the equity method or those that result in consolidation of the equity investee, to be measured at fair value with changes in fair value recognized in net income. However, equity investments without readily determinable fair values may be measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments in the same issuer. In addition, this ASU provides for a qualitative impairment assessment for equity investments that do not have readily determinable fair values. This ASU also clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The provisions related to equity investments that do not have readily determinable fair values should be applied prospectively to such equity investments that exist as of the date of adoption. This ASU will be effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017. Early adoption of this ASU is permitted. The impact of this ASU on our financial position, results of operations and cash flows are not yet known.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. Subsequently, the FASB provided additional guidance regarding revenue recognition through the issuance of ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations, and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing. ASU 2016-08 requires an entity to determine whether the nature of its promise to customers is to provide the specified good or service itself (as a principal) or to arrange for that good or service to be provided by another party (as an agent). Notably, an entity is a principal if it controls the specified good or service prior to delivery of the specified good or service to the customer. Indicators of control include whether the entity is primarily responsible for fulfilling the promise to provide the specified good or service, whether the entity assumes inventory risk for the specified goods and whether the entity has discretion in establishing selling prices of the specified goods or services. ASU 2016-10 provides clarification on identifying performance obligations and the implementation of the licensing guidance. These ASUs are effective for public entities for annual and interim periods beginning after December 15, 2017. Adoption prior to interim periods beginning after December 15, 2016 is not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new ASU with restatement of prior years and one requiring prospective application of the new ASU with disclosure of results under old standards. The effects of this ASU on our financial position, results of operations and cash flows are not yet known.
Note 2.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	March 31, 2016	December 31, 2015
Accounts receivable	$207.9	$226.3
Allowances and doubtful accounts	(1.6)	(1.6)
Accounts receivable, net	$206.3	$224.7
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	March 31, 2016			December 31, 2015
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$49.7	$0.8	$50.5	$49.7	$1.1	$50.8
Work in process	52.3	0.6	52.9	46.1	0.1	46.2
Finished goods	166.2	42.3	208.5	165.8	46.3	212.1
Supplies and other	—	12.4	12.4	0.1	11.6	11.7
	268.2	56.1	324.3	261.7	59.1	320.8
Excess of FIFO or weighted-average cost over LIFO cost	(15.9)	—	(15.9)	(17.6)	—	(17.6)
Total	$252.3	$56.1	$308.4	$244.1	$59.1	$303.2

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	March 31, 2016	December 31, 2015
Land	$2.2	$2.1
Buildings	87.5	86.7
Machinery and equipment	499.5	492.8
Construction in progress	17.4	18.3
	606.6	599.9
Less accumulated depreciation	(331.0)	(320.4)
Total	$275.6	$279.5
Depreciation expense was $10 million for the each of the three months ended March 31, 2016 and 2015, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows (in millions):

	S&IP			Medical Devices			Consolidated
	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill, net
Balance at December 31, 2015	$740.8	$(474.0)	$266.8	$678.4	$—	$678.4	$945.2
Currency translation adjustment	0.4	—	0.4	1.2	—	1.2	1.6
Balance at March 31, 2016	$741.2	$(474.0)	$267.2	$679.6	$—	$679.6	$946.8
Intangible assets subject to amortization consist of the following (in millions):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$126.6	$(91.3)	$35.3	$126.6	$(90.3)	$36.3
Patents and acquired technologies	149.1	(120.7)	28.4	149.1	(117.3)	31.8
Other	55.2	(41.5)	13.7	55.1	(40.6)	14.5
Total	$330.9	$(253.5)	$77.4	$330.8	$(248.2)	$82.6
Amortization expense for intangible assets was $5 million and $6 million for the three months ended March 31, 2016 and 2015, respectively. We estimate amortization expense for the remainder of 2016 and the following four years and beyond will be as follows (in millions):

For the years ending December 31,
2016	$15.7
2017	15.6
2018	11.7
2019	7.6
2020	5.2
Thereafter	21.6
Total	$77.4

Accrued Expenses
Accrued expenses consist of the following (in millions):

	March 31, 2016	December 31, 2015
Accrued rebates	$53.9	$73.9
Accrued salaries and wages	32.2	34.5
Accrued taxes - income and other	10.7	15.3
Other	31.4	28.3
Total	$128.2	$152.0
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	March 31, 2016	December 31, 2015
Taxes payable	$1.3	$1.3
Accrued compensation benefits	9.7	9.5
Other	17.2	17.0
Total	$28.2	$27.8
Note 3.    Fair Value Information
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
In the three months ended March 31, 2016, there were no transfers among Level 1, 2 or 3 fair value determinations.
The derivative liabilities for foreign exchange contracts were $1 million and $2 million as of March 31, 2016 and December 31, 2015, respectively and are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of March 31, 2016 were $1 million. Derivative assets for foreign exchange contracts were not significant as of December 31, 2015. These derivatives are classified as Level 2 of the fair value hierarchy. The fair values of derivatives used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		March 31, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$165.1	$165.1	$129.5	$129.5
Liabilities
Senior Unsecured Notes	1	246.1	251.3	245.9	252.5
Senior Secured Term Loan	2	332.4	338.4	332.2	337.3

Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of the Senior Unsecured Notes was based on observable market prices based on trading activity on a primary exchange. The fair value of our Senior Secured Term Loan was based on observed trading prices in a secondary market.
Note 4.     Debt
As of March 31, 2016 and December 31, 2015, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	March 31, 2016	December 31, 2015
Senior Secured Term Loan	4.00%	2021	$332.4	$332.2
Senior Unsecured Notes	6.25%	2022	246.1	245.9
Total long-term debt			$578.5	$578.1
Senior Secured Term Loan and Revolving Credit Facility
The senior secured term loan (the “Term Loan Facility”) is under a credit agreement that includes a five-year senior secured revolving credit facility allowing borrowings of up to $250 million, with a letter of credit sub-facility in an amount of $75 million and a swingline sub-facility in an amount of $25 million (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “Senior Credit Facilities”). The Senior Credit Facilities are secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock.
Borrowings under the Term Loan Facility bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, subject to a floor of 0.75%, plus 3.25%, or (ii) a base rate, subject to a floor of 0.75%, (calculated as the greatest of (1) the prime rate, (2) the U.S. federal funds effective rate plus 0.50% or (3) the one month LIBOR rate plus 1.00%) plus 2.25%. As of March 31, 2016, the interest rate in effect for the Term Loan Facility was 4.00%.
Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, plus a margin ranging between 1.75% to 2.50% per annum, depending on our consolidated total leverage ratio, or (ii) the base rate plus a margin ranging between 0.75% to 1.50% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility is subject to a commitment fee equal to (i) 0.25% per annum, when our consolidated total leverage ratio is less than 2.25 to 1.00 or (ii) 0.40% per annum, otherwise. As of March 31, 2016, we had no borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility, leaving $247 million available for borrowing.
On May 2, 2016, we borrowed $72 million under our Revolving Credit Facility to partially fund our acquisition of Medsystems Holdings, Inc., which owns CORPAK Medsystems. See Note 12, “Subsequent Events” for a description of this acquisition.
Senior Unsecured Notes
The senior unsecured notes (the “Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year.
Note 5.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance, December 31, 2015	$(40.4)	$(1.2)	$(1.6)	$(43.2)
Other comprehensive income	5.5	1.1	—	6.6
Balance, March 31, 2016	$(34.9)	$(0.1)	$(1.6)	$(36.6)

The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Unrealized translation	$5.5	$(6.8)

Cash flow hedges	1.5	0.5
Tax effect	(0.4)	(0.2)
Cash flow hedges, net of tax	1.1	0.3

Change in AOCI	$6.6	$(6.5)
Note 6.     Stock-Based Compensation
Aggregate stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $4 million and $5 million, respectively. Stock-based compensation expense related to stock options and restricted share units was $1 million and $3 million, respectively, for the three months ended March 31, 2016. Expense for options and restricted share units was $1 million and $4 million, respectively for the three months ended March 31, 2015.
In the three months ended March 31, 2016, we issued approximately 135,000 restricted share units for which vesting is conditioned on meeting a defined measure of total shareholder return (“TSR units”) over a restricted period of three years. Total shareholder return is measured as our stock price performance over the restricted period compared to a defined group of peer companies. The expense recognition for TSR units differs from awards with service and performance conditions in that the expense is recognized over the restricted period regardless of whether the total shareholder return target is met or not, while expense for awards with only service and performance conditions is recognized based on the number of awards expected to vest. The fair value of restricted share units with a TSR vesting condition is determined using a Monte Carlo simulation which incorporates a volatility assumption based on the average stock price volatility for a peer group of companies over a period of three years, which matches the restricted period. For the awards granted in the three months ended March 31, 2016, the assumed volatility was 25% and the fair value per TSR unit was determined to be $37.59. In the three months ended March 31, 2016, stock-based compensation expense related to TSR units was $1 million.
Note 7.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the three months ended March 31, 2016, we have incurred $4 million related to these matters. Amounts incurred related to these matters were not significant in the three months ended March 31, 2015.
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
We have an Indemnification Obligation for, and have assumed the defense of, the matter styled Prime Healthcare Centinela, LLC, et al. v. Kimberly-Clark Corporation, et al., (f/k/a Shahinian, et al. v. Kimberly-Clark Corporation, et al.) No. 2:14-cv-08390-DMG-SH (C.D. Cal.), filed on October 29, 2014. In that case, the plaintiff brings a putative nationwide class action asserting claims for common law fraud (affirmative misrepresentation and fraudulent concealment), negligent misrepresentation, and violation of California’s Unfair Competition Law in connection with our marketing and sale of MicroCool surgical gowns. On February 6, 2015, we moved to dismiss the complaint on multiple grounds. On July 10, 2015, the Court issued an order on the motion to dismiss, dismissing the negligent misrepresentation claim but permitting the remaining claims to stand and proceed to discovery. On December 11, 2015, the plaintiff filed a second amended complaint that added additional plaintiffs in California, Texas and Rhode Island, named Halyard Health, Inc. as an additional defendant, and extended the timeframe for the lawsuit to include products sold after the Spin-off through December 2015. The parties are currently engaged in discovery. We intend to continue our vigorous defense of the matter.
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
We operate in an industry characterized by extensive patent litigation and competitors may claim that our products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require us to make significant royalty payments in order to continue selling the affected products. At any given time we may be involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time.
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
Note 8.    Derivative Financial Instruments
The derivative liabilities for foreign exchange contracts as of March 31, 2016 and December 31, 2015 were $1 million and $2 million, respectively, and are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of March 31, 2016 were $1 million. Derivative assets for foreign exchange contracts were not significant as of December 31, 2015.
For derivative instruments that are designated and qualify as cash flow hedges, gains or losses recognized to earnings were not significant in the three months ended March 31, 2016 and 2015. As of March 31, 2016, the aggregate notional values of outstanding foreign exchange derivative contracts designated as cash flow hedges were $36 million. Cash flow hedges resulted in no significant ineffectiveness in the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2016, amounts to be reclassified from AOCI during the next twelve months are not expected to be significant. The maximum maturity of cash flow hedges in place at March 31, 2016 is March 2017.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other income and expense, net. These gains or losses have not been significant for the three months ended March 31, 2016 and 2015. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of March 31, 2016, the notional amount of these undesignated derivative instruments was $10 million.
Note 9.    Earnings Per Share (“EPS”)
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period, as determined using the treasury stock method.

The calculation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income	$14.2	$21.7

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.6	46.5
Dilutive effect of stock options and restricted share unit awards	0.2	0.2
Diluted weighted average shares outstanding	46.8	46.7

Earnings Per Share
Basic	$0.30	$0.47
Diluted	$0.30	$0.46
For the three months ended March 31, 2016, 1.4 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 10.    Business Segment Information
Information concerning unaudited consolidated operations by business segment is presented in the following table (in millions):

	Three Months Ended March 31,
	2016	2015
Net Sales
S&IP	$254.7	$254.8
Medical Devices	126.7	122.3
Corporate and Other	3.4	17.1
Total Net Sales	384.8	394.2

Operating Profit
S&IP	24.6	19.5
Medical Devices	29.7	24.8
Corporate and Other(a)	(19.3)	(15.4)
Other (expense) and income, net	(1.9)	12.0
Total Operating Profit	33.1	40.9

Interest income	0.2	0.1
Interest expense	(8.0)	(8.3)
Income before Income Taxes	$25.3	$32.7
______________________________

(a)
Corporate and Other for the three months ended March 31, 2016 includes $15 million of general expenses, $2 million of post spin-related transition expenses, $1 million of acquisition-related expenses (See Note 12, “Subsequent Events”) and $1 million of costs related to corporate sales. Corporate and Other for the three months ended March 31, 2015 includes $9 million of general expenses and $11 million of post spin-related transition expenses partially offset by $5 million of profit on corporate sales.

Note 11.    Supplemental Guarantor Financial Information
The Notes (described in Note 4, “Debt”) are guaranteed, jointly and severally by each of our domestic subsidiaries that guarantees the Senior Credit Facilities (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions as defined in the Indenture dated October 17, 2014. Each Guarantor Subsidiary is directly or indirectly 100%-owned by Halyard Health, Inc. Each of the guarantees of the Notes is a general unsecured obligation of each Guarantor Subsidiary and ranks equally in right of payment with all existing and future indebtedness and all other obligations (except subordinated indebtedness) of each Guarantor Subsidiary.
The following condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015 and the condensed statements of income and cash flows for the three months ended March 31, 2016 and 2015 provide condensed consolidating financial information for Halyard Health, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidated basis.
The Parent and the Guarantor Subsidiaries use the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. Eliminating entries in the following condensed consolidating financial information represent adjustments to (i) eliminate intercompany transactions between or among the Parent, the Guarantor Subsidiaries and the non-guarantor subsidiaries and (ii) eliminate the investments in subsidiaries.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$351.2	$102.8	$(69.2)	$384.8
Cost of products sold	—	232.2	85.3	(69.2)	248.3
Gross Profit	—	119.0	17.5	—	136.5
Research and development	—	8.7	—	—	8.7
Selling and general expenses	9.6	69.3	13.9	—	92.8
Other (income) and expense, net	(0.1)	7.9	(5.9)	—	1.9
Operating (Loss) Profit	(9.5)	33.1	9.5	—	33.1
Interest income	0.1	—	0.6	(0.5)	0.2
Interest expense	(8.1)	(0.4)	—	0.5	(8.0)
(Loss) Income Before Income Taxes	(17.5)	32.7	10.1	—	25.3
Income tax benefit (provision)	6.6	(11.3)	(6.4)	—	(11.1)
Equity in earnings of consolidated subsidiaries	25.1	4.7	—	(29.8)	—
Net Income	14.2	26.1	3.7	(29.8)	14.2
Total other comprehensive income, net of tax	6.6	5.0	5.6	(10.6)	6.6
Comprehensive Income	$20.8	$31.1	$9.3	$(40.4)	$20.8

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$360.3	$113.7	$(79.8)	$394.2
Cost of products sold	—	243.6	98.3	(79.8)	262.1
Gross Profit	—	116.7	15.4	—	132.1
Research and development	—	6.0	—	—	6.0
Selling and general expenses	9.1	73.2	14.9	—	97.2
Other (income) and expense, net	(0.2)	2.3	(14.1)	—	(12.0)
Operating (Loss) Profit	(8.9)	35.2	14.6	—	40.9
Interest income	—	—	0.1	—	0.1
Interest expense	(7.8)	(0.3)	(0.2)	—	(8.3)
(Loss) Income Before Income Taxes	(16.7)	34.9	14.5	—	32.7
Income tax provision	—	(5.5)	(5.5)	—	(11.0)
Equity in earnings of consolidated subsidiaries	38.4	13.2	—	(51.6)	—
Net Income	21.7	42.6	9.0	(51.6)	21.7
Total other comprehensive loss, net of tax	—	(0.1)	(6.4)	—	(6.5)
Comprehensive Income	$21.7	$42.5	$2.6	$(51.6)	$15.2

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$97.7	$4.6	$62.8	$—	$165.1
Accounts receivable, net	7.0	422.7	224.4	(447.8)	206.3
Inventories	—	267.7	40.7	—	308.4
Prepaid and other current assets	6.1	18.6	3.1	(1.0)	26.8
Total Current Assets	110.8	713.6	331.0	(448.8)	706.6
Property, Plant and Equipment, net	—	225.6	50.0	—	275.6
Investment in Consolidated Subsidiaries	1,830.3	289.8	—	(2,120.1)	—
Goodwill	—	918.6	28.2	—	946.8
Other Intangible Assets, net	—	77.4	—	—	77.4
Other Assets	1.2	0.2	11.9	—	13.3
TOTAL ASSETS	$1,942.3	$2,225.2	$421.1	$(2,568.9)	$2,019.7

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$269.9	$297.5	$58.3	$(444.6)	$181.1
Accrued expenses	12.2	91.9	28.4	(4.3)	128.2
Total Current Liabilities	282.1	389.4	86.7	(448.9)	309.3
Long-Term Debt	578.5	—	—	—	578.5
Other Long-Term Liabilities	1.9	41.9	8.3	—	52.1
Total Liabilities	862.5	431.3	95.0	(448.9)	939.9
Total Equity	1,079.8	1,793.9	326.1	(2,120.0)	1,079.8
TOTAL LIABILITIES AND EQUITY	$1,942.3	$2,225.2	$421.1	$(2,568.9)	$2,019.7

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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(1.0)	$16.4	$22.6	$4.5	$42.5
Investing Activities
Capital expenditures	—	(6.9)	(1.1)	—	(8.0)
Intercompany contributions	0.5	(4.9)	2.0	2.4	—
Cash Provided by (Used in) Investing Activities	0.5	(11.8)	0.9	2.4	(8.0)
Financing Activities
Intercompany contributions	5.9	—	(1.5)	(4.4)	—
Cash Provided by (Used in) Financing Activities	5.9	—	(1.5)	(4.4)	—
Effect of Exchange Rate on Cash and Cash Equivalents	—	—	1.1	—	1.1
Increase in Cash and Cash Equivalents	5.4	4.6	23.1	2.5	35.6
Cash and Cash Equivalents, Beginning of Period	92.3	—	39.7	(2.5)	129.5
Cash and Cash Equivalents, End of Period	$97.7	$4.6	$62.8	$—	$165.1

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(15.2)	$32.5	$22.4	$—	$39.7
Investing Activities
Capital expenditures	—	(23.3)	(4.4)	—	(27.7)
Proceeds from property dispositions	—	—	7.7	—	7.7
Cash (Used in) Provided by Investing Activities	—	(23.3)	3.3	—	(20.0)
Financing Activities
Intercompany contributions	26.6	(12.0)	(14.6)	—	—
Debt repayments	(1.0)	—	—	—	(1.0)
Cash Provided by (Used in) Financing Activities	25.6	(12.0)	(14.6)	—	(1.0)
Effect of Exchange Rate on Cash and Cash Equivalents	—	—	(1.5)	—	(1.5)
Increase (Decrease) in Cash and Cash Equivalents	10.4	(2.8)	9.6	—	17.2
Cash and Cash Equivalents, Beginning of Period	101.1	3.9	44.0	—	149.0
Cash and Cash Equivalents, End of Period	$111.5	$1.1	$53.6	$—	$166.2

Note 12.     Subsequent Events
On April 5, 2016, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among Halyard, Medsystems Holdings, Inc., a Delaware corporation (“Medsystems”), and Medsystems Holdings, LLC (the “Seller”), providing for the acquisition by Halyard of all of the issued and outstanding capital stock (the “Shares”) of Medsystems (the “Acquisition”). Medsystems owns and conducts its primary business through CORPAK Medsystems. The Acquisition closed on May 2, 2016 (the “Closing Date”) and the initial purchase price was $174 million on a cash-free, debt-free basis, funded with a combination of cash on hand and our Revolving Credit Facility (see Note 4, “Debt”). The purchase price is subject to certain adjustments based on the working capital of Medsystems following the finalization of the closing balance sheet, which is to be completed within 60 days of the Closing Date.

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
This management’s discussion and analysis (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
The following will be discussed and analyzed:

•	Acquisition of Medsystems Holdings, Inc.

•	Overview of Business

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	New Accounting Standards

•	Information Concerning Forward-Looking Statements
Acquisition of Medsystems Holdings, Inc.
On April 5, 2016, we entered into an agreement to acquire Medsystems Holdings, Inc., (the “Acquisition”) which owns CORPAK Medsystems (“Corpak”). The Acquisition was an all-cash transaction for total consideration of $174 million, funded with a combination of cash on hand and our revolving credit facility. The Acquisition closed on May 2, 2016. Corpak develops, manufactures and markets a broad portfolio of high-quality, branded enteral feeding access devices. Corpak’s portfolio of nasogastric tubes complements our existing enteral feeding products and creates a complete offering of enteral feeding solutions for patients and caregivers. Corpak’s sales for the year ended December 31, 2015 were $54 million.
Overview of Business
Our S&IP market environment remains challenging, yet we continue to defend our leading market positions and plan to introduce innovation in the S&IP business during the year. In the three months ended March 31, 2016, S&IP sales volume increased by 4% compared to the same period last year, in which our customers and distributors heavily reduced their inventories. Sales volume was driven by demand for exam gloves primarily in North America and surgical drapes and gowns. Our Medical Devices results were driven by continued demand for COOLIEF, our interventional pain solution.
Results of Operations and Related Information
This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of our results of operations. This discussion and analysis compares the results for the three months ended March 31, 2016 to the same period in 2015.

Net Sales by Segment

(in millions)	Three Months ended March 31,
	2016	2015	Change
Net Sales
S&IP	$254.7	$254.8	—%
Medical Devices	126.7	122.3	3.6
Corporate and Other	3.4	17.1	N.M.
Total Net Sales	$384.8	$394.2	(2.4)%
______________________________
N.M. - Not meaningful
Percentage Change

		Changes Due To
2016 vs. 2015	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Consolidated	(2)%	4%	(2)%	(1)%	(3)%
S&IP	—	4	(3)	(1)	—
Medical Devices	4	5	(1)	—	—
______________________________
(a) Volume excludes changes in sales volume to Kimberly-Clark.
(b) Other includes changes in sales volume to Kimberly-Clark and rounding.
Sales for the three months ended March 31, 2016 of $385 million were 2% lower compared to the same period last year primarily due to lower Corporate and Other net sales that includes sales of rolled non-woven materials to Kimberly-Clark Corporation (“Kimberly-Clark”). In our S&IP business, higher volume was offset by lower pricing and unfavorable currency exchange rates. Our Medical Devices business experienced continued higher volume growth.
Surgical and Infection Prevention
S&IP net sales were even at $255 million. Volume gains, primarily in exam gloves, were offset by unfavorable pricing in exam gloves and sterilization along with unfavorable currency exchange rates.
Medical Devices
Medical Devices net sales increased 4% to $127 million, compared to net sales of $122 million in the prior year driven by higher volume in interventional pain due to continued sales growth of COOLIEF and higher volume in respiratory health. Higher volume was partially offset by unfavorable pricing.
Net Sales By Geographic Region

(in millions)	Three Months ended March 31,
	2016	2015	Change
Net Sales
North America	$295.8	$303.0	(2.4)%
Europe, Middle East and Africa	45.6	48.4	(5.8)
Asia Pacific and Latin America	43.4	42.8	1.4
Total Net Sales	$384.8	$394.2	(2.4)%
Net sales in North America decreased by 2% driven primarily by lower sales of rolled non-woven materials to Kimberly-Clark. In our S&IP business, higher exam glove sales volume was partially offset by unfavorable pricing for exam gloves and sterilization. In our Medical Devices business, higher sales volume occurred in interventional pain and respiratory health.
Net sales in Europe, Middle East and Africa decreased by 6% primarily due to unfavorable currency exchange rates. Lower S&IP volume and unfavorable pricing also contributed to lower sales but were partially offset by higher Medical Devices volume.
In Asia Pacific and Latin America, net sales increased by 1% driven primarily by higher sales volume, primarily in exam gloves partially offset by unfavorable pricing, primarily in surgical drapes and gowns and unfavorable currency exchange rates.

Operating Profit by Segment

(in millions)	Three Months ended March 31,
	2016	2015	Change
Operating Profit
S&IP	$24.6	$19.5	26.2%
Medical Devices	29.7	24.8	19.8
Corporate and Other(a)	(19.3)	(15.4)	25.3
Other (expense) and income, net	(1.9)	12.0	N.M.
Total Operating Profit	$33.1	$40.9	(19.1)%
______________________________

(a)
Corporate and Other for the three months ended March 31, 2016 includes $15 million of general expenses, $2 million of post spin-related transition expenses, $1 million of acquisition-related expenses (See Note 12, “Subsequent Events”) and $1 million of costs related to corporate sales. Corporate and Other for the three months ended March 31, 2015 includes $9 million of general expenses and $11 million of post spin-related transition expenses partially offset by $5 million of profit on corporate sales.

Operating profit for the three months ended March 31, 2016 was $33 million compared to $41 million in the same period last year primarily due to a $12 million gain that was realized on the sale of an exam glove manufacturing facility in Thailand in the prior year partially offset by lower selling and general expenses. Selling and general expenses were lower in the three months ended March 31, 2016 due to lower incremental spin-related transition expenses.
Surgical and Infection Prevention
S&IP operating profit increased 26% to $25 million, compared to operating profit of $20 million in the prior year driven primarily by lower raw material costs and favorable currency exchange rates.
Medical Devices
Medical Devices operating profit increased 20% to $30 million, compared to operating profit of $25 million in the prior year driven by higher sales volume and favorable currency exchange rates partially offset by increased research and development spending.
Interest Income and Expense
In each of the three months ended March 31, 2016 and 2015 we incurred interest expense of $8 million on our senior secured term loan and senior unsecured notes.
Provision for Income Taxes
The provision for income taxes was $11 million in each of the three months ended March 31, 2016 and 2015. Our effective tax rate for the three months ended March 31, 2016 was 44% compared to 34% in the prior year primarily due to the downward remeasurement of deferred tax assets following a change in statutory tax rates in Thailand during the three months ended March 31, 2016.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided from operating activities and amounts available under our revolving credit facility. As of March 31, 2016, $67 million of our $165 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently have no plans to repatriate such earnings. We believe that our ability to generate cash from domestic and international operations and our existing available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other needs for the foreseeable future for both our domestic and international operations. Furthermore, we do not expect restrictions on repatriation of cash held outside of the United States to have a material effect overall on our overall liquidity, financial condition or result of operations for the foreseeable future.
Operating Activities
Operating activities provided $43 million in the three months ended March 31, 2016 compared to $40 million in the three months ended March 31, 2015.

Investing Activities
Investing activities used $8 million in the three months ended March 31, 2016 compared to $20 million in the three months ended March 31, 2015. Capital expenditures decreased to $8 million in the three months ended March 31, 2016 compared to $28 million in the same period last year. Prior year capital expenditures were higher as they were primarily related to modifying facilities as necessary for us to operate as a stand-alone company following our spin-off in late 2014.
Financing Activities
There were no cash flows from financing activities in the three months ended March 31, 2016. Financing activities used $1 million in the prior year, consisting of a long-term debt repayment.
As of March 31, 2016, debt was $579 million and consisted of (i) $332 million, net of unamortized discount, on our Senior Secured Term Loan and (ii) $246 million, net of unamortized discount, on our Senior Unsecured Notes.
Funds under the revolving credit facility are available for our working capital and other liquidity requirements. As of March 31, 2016, we had no borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility, leaving $247 million available for borrowing. See Note 4 to the accompanying condensed consolidated financial statements, “Debt” for further details regarding our debt agreements.
We will incur significant interest expense and financial obligations related to our senior notes, secured term loan and revolving credit facility. We will continue to make capital expenditures to introduce new products, enhance the efficacy, reliability and safety of our existing products and to maximize cost savings.
Legal Matters
See Item 1, Note 7, “Commitments and Contingencies,” to the condensed consolidated financial statements for a discussion of current legal matters.
New Accounting Standards
See Item 1, Note 1, “Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three months ended March 31, 2016 and 2015 and our financial position as of March 31, 2016 and December 31, 2015. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

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
With the participation of management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6. Exhibits

(a)	Exhibits
Exhibit No. (2). Share Purchase Agreement, dated as of April 5, 2016, by and among Halyard Health, Inc., Medsystems Holdings, Inc., and Medsystems Holdings, LLC, incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated April 11, 2016.
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

HALYARD HEALTH, INC.
(Registrant)

May 9, 2016	By:	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 9, 2016	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)