Form 10-Q
period 2016-06-30
Halyard Health, Inc.
filed 2016-08-05
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 1, 2016 there were 46,670,129 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales	$400.0	$389.3	$784.8	$783.5
Cost of products sold	259.3	254.4	507.6	516.5
Gross Profit	140.7	134.9	277.2	267.0
Research and development	9.5	6.3	18.2	12.3
Selling and general expenses	107.9	105.8	200.7	203.0
Other expense and (income), net	5.7	0.7	7.6	(11.3)
Operating Profit	17.6	22.1	50.7	63.0
Interest income	0.1	0.1	0.3	0.2
Interest expense	(8.3)	(8.9)	(16.3)	(17.2)
Income Before Income Taxes	9.4	13.3	34.7	46.0
Income tax provision	(2.9)	(5.3)	(14.0)	(16.3)
Net Income	$6.5	$8.0	$20.7	$29.7

Per Share Basis
Basic	$0.14	$0.17	$0.44	$0.64
Diluted	0.14	0.17	0.44	0.63

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$6.5	$8.0	$20.7	$29.7
Other Comprehensive (Loss) Income, Net of Tax
Unrealized currency translation adjustments	(2.0)	(3.0)	3.5	(9.8)
Defined benefit plans	0.1	0.2	0.1	0.2
Cash flow hedges	0.4	(0.5)	1.5	(0.2)
Total Other Comprehensive (Loss) Income, Net of Tax	(1.5)	(3.3)	5.1	(9.8)
Comprehensive Income	$5.0	$4.7	$25.8	$19.9

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$79.2	$129.5
Accounts receivable, net of allowances	195.2	224.7
Inventories	310.3	303.2
Prepaid expenses and other current assets	25.0	18.6
Total Current Assets	609.7	676.0
Property, Plant and Equipment, net	272.6	279.5
Goodwill	1,031.6	945.2
Other Intangible Assets, net	182.4	82.6
Deferred Tax Assets	12.0	14.9
Other Assets	3.7	2.0
TOTAL ASSETS	$2,112.0	$2,000.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$168.6	$163.2
Accrued expenses	136.3	152.0
Total Current Liabilities	304.9	315.2
Long-Term Debt	624.0	578.1
Deferred Tax Liabilities	63.4	23.8
Other Long-Term Liabilities	30.2	27.8
Total Liabilities	1,022.5	944.9

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,670,129 outstanding at June 30, 2016 and 46,614,947 outstanding at December 31, 2015	0.5	0.5
Additional paid-in capital	1,527.3	1,518.0
Accumulated deficit	(398.3)	(419.0)
Treasury stock	(1.9)	(1.0)
Accumulated other comprehensive loss	(38.1)	(43.2)
Total Stockholders’ Equity	1,089.5	1,055.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,112.0	$2,000.2

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$20.7	$29.7
Depreciation and amortization	31.8	32.3
Stock-based compensation expense	9.3	10.7
Net loss (gain) on asset dispositions	0.8	(9.8)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	4.8	33.6
Inventories	3.3	(40.9)
Prepaid expenses and other assets	3.0	2.7
Accounts payable	5.8	46.4
Accrued expenses	8.5	(49.2)
Other	6.0	0.2
Cash Provided by Operating Activities	94.0	55.7
Investing Activities
Capital expenditures	(14.1)	(45.2)
Acquisition of business, net of cash acquired	(175.1)	—
Proceeds from dispositions of property	—	7.7
Cash Used in Investing Activities	(189.2)	(37.5)
Financing Activities
Line of credit facility proceeds	72.0	—
Line of credit facility repayments	(27.0)	—
Debt repayments	—	(51.0)
Purchase of treasury stock	(0.9)	(1.0)
Proceeds from the exercise of stock options	—	0.9
Cash Provided by (Used in) Financing Activities	44.1	(51.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.8	(1.8)
Decrease in Cash and Cash Equivalents	(50.3)	(34.7)
Cash and Cash Equivalents - Beginning of Period	129.5	149.0
Cash and Cash Equivalents - End of Period	$79.2	$114.3

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Accounting Policies
Background and Basis of Presentation
Halyard Health, Inc. is a global business which seeks to advance health and healthcare by preventing infection, eliminating pain and speeding recovery. Our products and solutions are designed to address some of today’s most important healthcare needs, namely, preventing infections and reducing the use of narcotics while helping patients move from surgery to recovery. We market and support the efficacy, safety and economic benefit of our products with a significant body of clinical evidence. We operate in two business segments: Surgical and Infection Prevention (“S&IP”) and Medical Devices. References to “Halyard,” “Company,” “we,” “our” and “us” refer to Halyard Health, Inc.
Interim Financial Statements
We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and the condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. Our unaudited interim condensed consolidated financial statements contain all material adjustments which are of a normal and recurring nature necessary to fairly state our financial condition, results of operations and cash flows for the periods presented.
Use of Estimates
Preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Estimates are used in accounting for, among other things, distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, loss contingencies, deferred tax assets and potential income tax assessments. Actual results could differ from these estimates, and the effect of the change could be material to our financial statements. Changes in these estimates are recorded when known.
New Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. Under this ASU, all excess tax benefits or deficiencies are recognized as income tax expense or benefit in the income statement and the pool of windfall tax benefits as a component of additional paid-in capital is eliminated. In regards to forfeitures, companies may make a one-time policy election to use an estimated forfeiture rate or account for forfeitures as they occur. The policy election regarding forfeitures applies only to instruments with service conditions; the requirement to estimate the probability of achieving performance conditions remains. For statutory tax withholding requirements, this ASU allows for net settlement up to the employer’s maximum statutory tax withholding requirement. Formerly, only the minimum statutory tax withholding requirement was allowed to be met through net settlement while retaining equity classification. This ASU is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted in any interim or annual period for which financial statements have not yet been issued. The application of this ASU in regards to the accounting for income taxes, forfeitures and statutory tax withholding requirements should be applied using a modified retrospective application with a cumulative effect adjustment to additional paid-in capital as of the beginning of the period of adoption. The presentation of employee taxes paid on the statement of cash flows should be applied retrospectively. The adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. Subsequently, the FASB provided additional guidance regarding revenue recognition through the issuance of ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations, and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing. ASU 2016-08 requires an entity to determine whether the nature of its promise to customers is to provide the specified good or service itself (as a principal) or to arrange for that good or service to be provided by another party (as an agent). Notably, an entity is a principal if it controls the specified good or service prior to delivery of the specified good or service to the customer. Indicators of control include whether the entity is primarily responsible for fulfilling the promise to provide the specified good or service, whether the entity assumes inventory risk for the specified goods and whether the entity has discretion in establishing selling prices of the specified goods or services. ASU 2016-10 provides clarification on identifying performance obligations and the implementation of the licensing guidance. These ASUs are effective for public entities for annual and interim periods beginning after December 15, 2017. Adoption prior to interim periods beginning after December 15, 2016 is not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new ASU with restatement of prior years and one requiring prospective application of the new ASU with disclosure of results under old standards. During 2016, we expect to complete an evaluation of the effects adoption of this ASU may have on our financial position, results of operations and cash flows.
Note 2.     Business Acquisition
On May 2, 2016, Halyard acquired all of the issued and outstanding capital stock (the “Shares”) of Medsystems Holdings, Inc. (“Medsystems”) a Delaware corporation, for a purchase price of $175 million, net of cash acquired (the “Acquisition”). The Acquisition was funded with a combination of cash on hand and our Revolving Credit Facility (see Note 5, “Debt”). Medsystems owns and conducts its primary business through CORPAK Medsystems (“Corpak”). Corpak’s innovative enteral access solutions and portfolio of nasogastric feeding tubes complements our existing enteral feeding products and creates a complete offering of enteral feeding solutions within our Medical Devices segment.
In conjunction with the Acquisition, we identified intangible assets related to currently marketed products and in-process research and development (“IPR&D”) that we expect will yield economic benefits in the future. The identified intangible assets include technology, trademarks and customer relationships that were combined into composite intangible assets by product line in consideration of the following:

•	Our intent was to acquire the product portfolio and the related technology.

•	The trademarks will only be used to market the products associated with the existing technologies. Accordingly, their remaining economic lives are similar.

•	The customer base was considered, but was not identified as a separate intangible asset because the related cash flows are not separable from the related technology.

•	Low historical customer turnover rates supports longer lives for customer relationships which is consistent with the estimated remaining useful lives for the acquired technologies and trademarks.
The fair value amounts have been determined using preliminary estimates. A preliminary valuation was completed in July 2016 and we believe it will be finalized by the end of 2016. The preliminary allocation of the purchase price was as follows (in millions):

Purchase Price Allocation
Current assets acquired net of liabilities assumed	$14.0
Property, plant and equipment	4.6
Identifiable intangible assets, excluding IPR&D	105.1
Identifiable IPR&D	5.7
Deferred tax liabilities	(39.5)
Goodwill	85.2
Total	$175.1
Identifiable IPR&D includes a number of products that we expect to launch in 2017. Goodwill arising from the Acquisition is not fully tax deductible. The identifiable intangible assets, excluding IPR&D, include the following (in millions):

	Fair Value	Weighted Average Useful Lives (Yrs)
Portfolio of disposables	$102.9	15
Enteral access technology	2.2	6
Total	$105.1
Corpak’s results have been included in the accompanying condensed consolidated income statement following the Acquisition on May 2, 2016. Corpak’s revenue of $9 million is included in “Net Sales” in the accompanying condensed consolidated income statements for each of the three and six months ended June 30, 2016. Due to the integration of Corpak’s portfolio of products into our existing digestive health products in the Medical Devices segment, earnings directly attributable to Corpak is not available.
The following unaudited pro forma information is presented in the table below for the three and six months ended June 30, 2016 and 2015 as if the Acquisition had occurred on January 1, 2015 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2015 (Unaudited)
Net sales	$404.5	$402.6	$802.3	$809.5

Net income	8.9	8.6	21.6	28.5

Earnings per share:
Basic	$0.19	$0.18	$0.46	$0.61
Diluted	0.19	0.18	0.46	0.61
The pro forma financial information has been adjusted to include the effects of the Acquisition, including acquisition-related costs, amortization of acquired intangibles, incremental interest expense and related tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Acquisition taken place as of January 1, 2015.
Upon Acquisition, we initiated activities to integrate the operations of Corpak into our company. These activities will include, but are not limited to, integration of corporate functions, information technology and alignment with our operations.
In June 2016, we initiated a restructuring plan to close the Medsystems corporate headquarters and operating facility in Buffalo Grove, Illinois and consolidate operations into our existing corporate and operational facilities by the third quarter of 2017 (the “Plan”). As of June 30, 2016, we have accrued $3 million for severance and benefits for employees impacted by the Plan. No cash payments for severance and benefits have been made through June 30, 2016.
For the three and six months ended June 30, 2016, we have incurred $9 million and $10 million, respectively, for the acquisition, integration and restructuring activities described above, which are included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements.

Note 3.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	June 30, 2016	December 31, 2015
Accounts receivable	$196.8	$226.3
Allowances and doubtful accounts	(1.6)	(1.6)
Accounts receivable, net	$195.2	$224.7
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	June 30, 2016			December 31, 2015
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$51.8	$0.8	$52.6	$49.7	$1.1	$50.8
Work in process	55.6	0.6	56.2	46.1	0.1	46.2
Finished goods	159.4	40.2	199.6	165.8	46.3	212.1
Supplies and other	—	13.3	13.3	0.1	11.6	11.7
	266.8	54.9	321.7	261.7	59.1	320.8
Excess of FIFO or weighted-average cost over LIFO cost	(11.4)	—	(11.4)	(17.6)	—	(17.6)
Total	$255.4	$54.9	$310.3	$244.1	$59.1	$303.2
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	June 30, 2016	December 31, 2015
Land	$2.2	$2.1
Buildings	87.2	86.7
Machinery and equipment	503.1	492.8
Construction in progress	18.0	18.3
	610.5	599.9
Less accumulated depreciation	(337.9)	(320.4)
Total	$272.6	$279.5
Depreciation expense was $11 million and $21 million for the three and six months ended June 30, 2016, respectively, compared to $9 million and $19 million for the three and six months ended June 30, 2015, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows (in millions):

	S&IP			Medical Devices			Consolidated
	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill, net
Balance at December 31, 2015	$740.8	$(474.0)	$266.8	$678.4	$—	$678.4	$945.2
Goodwill acquired	—	—	—	85.2	—	85.2	85.2
Currency translation adjustment	0.2	—	0.2	1.0	—	1.0	1.2
Balance at June 30, 2016	$741.0	$(474.0)	$267.0	$764.6	$—	$764.6	$1,031.6

In connection with the Acquisition, we acquired $6 million of indefinite-lived intangible assets related to in-process research and development projects that we expect to launch in 2017.
Intangible assets subject to amortization consist of the following (in millions):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$126.5	$(92.2)	$34.3	$126.6	$(90.3)	$36.3
Patents and acquired technologies	253.9	(124.5)	129.4	149.1	(117.3)	31.8
Other	55.5	(42.5)	13.0	55.1	(40.6)	14.5
Total	$435.9	$(259.2)	$176.7	$330.8	$(248.2)	$82.6
Amortization expense for intangible assets was $5 million and $11 million for the three and six months ended June 30, 2016, respectively, compared to $6 million and $13 million for the three and six months ended June 30, 2015, respectively. We estimate amortization expense for the remainder of 2016 and the following four years and beyond will be as follows (in millions):

For the years ending December 31,
2016	$11.4
2017	21.4
2018	19.2
2019	15.4
2020	13.1
Thereafter	96.2
Total	$176.7
Accrued Expenses
Accrued expenses consist of the following (in millions):

	June 30, 2016	December 31, 2015
Accrued rebates	$56.0	$73.9
Accrued salaries and wages	43.8	34.5
Accrued taxes - income and other	9.1	15.3
Other	27.4	28.3
Total	$136.3	$152.0
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	June 30, 2016	December 31, 2015
Taxes payable	$3.0	$1.3
Accrued compensation benefits	9.8	9.5
Other	17.4	17.0
Total	$30.2	$27.8
Note 4.    Fair Value Information
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
In the three and six months ended June 30, 2016, there were no transfers among Level 1, 2 or 3 fair value determinations.
The derivative liabilities for foreign exchange contracts were $1 million and $2 million as of June 30, 2016 and December 31, 2015, respectively and are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of June 30, 2016 were $1 million. Derivative assets for foreign exchange contracts were not significant as of December 31, 2015. These derivatives are classified as Level 2 of the fair value hierarchy. The fair values of derivatives used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		June 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$79.2	$79.2	$129.5	$129.5
Liabilities
Senior Unsecured Notes, net of Unamortized Discount	1	246.2	244.1	245.9	252.5
Senior Secured Term Loan, net of Unamortized Discount	2	332.8	339.2	332.2	337.3
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of the Senior Unsecured Notes was based on observable quoted prices on an active primary exchange. The fair value of our Senior Secured Term Loan was based on observable quoted prices in a secondary market.
Note 5.     Debt
As of June 30, 2016 and December 31, 2015, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	June 30, 2016	December 31, 2015
Revolving Credit Facility	2.74%	2019	$45.0	$—
Senior Secured Term Loan	4.00%	2021	339.0	339.0
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Unamortized Debt Discounts and Issuance Costs:
Senior Secured Term Loan			(6.2)	(6.8)
Senior Unsecured Notes			(3.8)	(4.1)
Total Debt			$624.0	$578.1
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
Borrowings under the Term Loan Facility bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, subject to a floor of 0.75%, plus 3.25%, or (ii) a base rate, subject to a floor of 0.75%, (calculated as the greatest of (1) the prime rate, (2)

the U.S. federal funds effective rate plus 0.50% or (3) the one month LIBOR rate plus 1.00%) plus 2.25%. As of June 30, 2016, the interest rate in effect for the Term Loan Facility was 4.00%.
Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, plus a margin ranging between 1.75% to 2.50% per annum, depending on our consolidated total leverage ratio, or (ii) the base rate plus a margin ranging between 0.75% to 1.50% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility is subject to a commitment fee equal to (i) 0.25% per annum, when our consolidated total leverage ratio is less than 2.25 to 1.00 or (ii) 0.40% per annum, otherwise. As of June 30, 2016, we had $45 million of borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility, leaving $202 million available for borrowing.
On May 2, 2016, we borrowed $72 million under our Revolving Credit Facility to partially fund our acquisition of Medsystems. See Note 2, “Business Acquisition” for a description of this acquisition. By June 30, 2016, we had repaid $27 million of the borrowings on our Revolving Credit Facility. As of June 30, 2016, the interest rate in effect for the Revolving Credit Facility was 2.72%.
Senior Unsecured Notes
The senior unsecured notes (the “Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year.
Note 6.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance, December 31, 2015	$(40.4)	$(1.2)	$(1.6)	$(43.2)
Other comprehensive income	3.5	1.5	0.1	5.1
Balance, June 30, 2016	$(36.9)	$0.3	$(1.5)	$(38.1)
The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unrealized translation	$(2.0)	$(3.0)	$3.5	$(9.8)

Defined benefit pension plans	0.1	0.1	0.1	0.1
Tax effect	—	0.1	—	0.1
Defined benefit pension plans, net of tax	0.1	0.2	0.1	0.2

Cash flow hedges	0.4	(0.8)	1.9	(0.3)
Tax effect	—	0.3	(0.4)	0.1
Cash flow hedges, net of tax	0.4	(0.5)	1.5	(0.2)

Change in AOCI	$(1.5)	$(3.3)	$5.1	$(9.8)
Note 7.     Stock-Based Compensation
Aggregate stock-based compensation expense for the three and six months ended June 30, 2016 was $6 million and $9 million, respectively, compared to $6 million and $11 million, respectively, for the three and six months ended June 30, 2015. Stock-based compensation expense related to stock options was $2 million and $3 million, respectively for the three and six months ended June 30, 2016 compared to $3 million and $4 million, respectively for the three and six months ended June 30, 2015. Stock-based compensation expense related to restricted share units was $1 million and $4 million, respectively, for the three and six months ended June 30, 2016 compared to $3 million and $7 million, respectively, for the three and six months ended June 30, 2015.

In the six months ended June 30, 2016, we issued approximately 230,000 restricted share units for which vesting is conditioned on meeting a defined measure of total shareholder return (“TSR units”) over a restricted period of three years. Total shareholder return is measured as our stock price performance over the restricted period compared to a defined group of peer companies. The expense recognition for TSR units differs from awards with service and performance conditions in that the expense is recognized over the restricted period regardless of whether the total shareholder return target is met or not, while expense for awards with service and performance conditions is recognized based on the number of awards expected to vest. The fair value of restricted share units with a TSR vesting condition is determined using a Monte Carlo simulation which incorporates a volatility assumption based on the average stock price volatility for a peer group of companies over a period of three years, which matches the restricted period. For the awards granted in the three and six months ended June 30, 2016, the assumed volatility was 25% and the weighted average fair value per TSR unit was $38.64. In the three and six months ended June 30, 2016, stock-based compensation expense related to TSR units was $2 million and $2 million, respectively.
Note 8.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the three and six months ended June 30, 2016, we have incurred $6 million and $10 million, respectively, for such matters. Amounts incurred related to these matters in the comparable prior year periods were not material.
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
We have an Indemnification Obligation for, and have assumed the defense of, the matter styled Bahamas Surgery Center, LLC v. Kimberly-Clark Corporation and Halyard Health, Inc., f/k/a Prime Healthcare Centinela, LLC, et al. v. Kimberly-Clark Corporation, et al., No. 2:14-cv-08390-DMG-SH (C.D. Cal.), filed on October 29, 2014. In that case, the plaintiff brings a putative class action asserting claims for common law fraud (affirmative misrepresentation and fraudulent concealment) and violation of California’s Unfair Competition Law in connection with our marketing and sale of MicroCool surgical gowns. On March 21, 2016, we moved to dismiss the non-California plaintiffs, and on May 26, 2016, the court issued an order dismissing them. On June 14, 2016, the court granted the plaintiffs’ unopposed motion to dismiss Prime Healthcare Centinela, LLC and one of the other two remaining California plaintiffs, leaving only the current named plaintiff, Bahamas Surgery Center, LLC. On June 1, 2016, the plaintiff moved for class certification of a California-only damages class and a California-only injunctive relief class. Although the plaintiff did not also move for certification of a nationwide class to determine liability, damages, or injunctive relief, it did move for certification of a nationwide “issue” class purporting to resolve certain issues allegedly “common” to members of that class. On July 8, 2016, we moved for summary judgment. The parties also remain engaged in discovery. We intend to continue our vigorous defense of the matter.
In June 2015, we were served with a subpoena from the Department of Veterans Affairs Office of the Inspector General (“VA OIG”) seeking information related to the design, manufacture, testing, sale and promotion of MicroCool and other Company surgical gowns, and, in July 2015, we also became aware that the subpoena and an earlier VA OIG subpoena served on Kimberly-Clark requesting information about gown sales to the federal government are related to a United States Department of Justice (“DOJ”) investigation. In May 2016, we were also served with a subpoena from the Department of Justice seeking further information related to Company gowns. We could be subject to litigation relating to this investigation, by either governmental agencies or private parties. If a claim is asserted against Kimberly-Clark relating to MicroCool gowns or other Company surgical gowns, we expect that such a claim would give rise to an Indemnification Obligation under the distribution agreement with Kimberly-Clark. The Company is cooperating with the VA OIG’s request and the DOJ investigation.
We have been served with a complaint in a matter styled Jackson v. Halyard Health, Inc., Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-05093-LTS (S.D.N.Y.), filed on June 28, 2016. In that case, the plaintiff brings a putative class action against the Company, our Chief Executive Officer, our Chief Financial Officer and other defendants, asserting claims for violations of the Securities Exchange Act, Sections 10(b) and 20(a). The plaintiff alleges that the defendants made misrepresentations and failed to disclose certain information about the safety and effectiveness of our MicroCool gowns and thereby artificially inflated the Company’s stock prices during the respective class periods. The alleged class period for purchasers of Kimberly-Clark securities who subsequently received Halyard Health securities is February 25, 2013 to October 21, 2014, and the alleged class period for purchasers of Halyard Health securities is October 21, 2014 to April 29, 2016. We intend to vigorously defend this matter.
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
We maintain general and professional liability, product liability and other insurance in an amount that we believe is reasonably adequate to insulate us from material liability for claims. However, our insurance policies may not cover all of these matters and may not fully cover liabilities arising out of these matters. In addition, we may be obligated to indemnify our directors and officers against these matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our financial condition, results of operations or liquidity. However the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
Note 9.    Derivative Financial Instruments
The derivative liabilities for foreign exchange contracts as of June 30, 2016 and December 31, 2015 were $1 million and $2 million, respectively, and are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of June 30, 2016 were $1 million. Derivative assets for foreign exchange contracts were not significant as of December 31, 2015.
For derivative instruments that are designated and qualify as cash flow hedges, gains or losses recognized to earnings were not significant in the three and six months ended June 30, 2016 and 2015. As of June 30, 2016, the aggregate notional values of outstanding foreign exchange derivative contracts designated as cash flow hedges were $36 million. Cash flow hedges resulted in no significant ineffectiveness in the three and six months ended June 30, 2016 and 2015. For the three and six months ended June 30, 2016 and 2015, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2016, amounts to be reclassified from AOCI during the next twelve months are not expected to be significant. The maximum maturity of cash flow hedges in place at June 30, 2016 is June 2017.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other income and expense, net. These gains or losses have not been significant for the three and six months ended June 30, 2016 and 2015. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of June 30, 2016, the notional amount of these undesignated derivative instruments was $4 million.
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

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$6.5	$8.0	$20.7	$29.7

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.7	46.6	46.6	46.6
Dilutive effect of stock options and restricted share unit awards	0.2	0.2	0.2	0.2
Diluted weighted average shares outstanding	46.9	46.8	46.8	46.8

Earnings Per Share
Basic	$0.14	$0.17	$0.44	$0.64
Diluted	$0.14	$0.17	$0.44	$0.63
For each of the three and six months ended June 30, 2016, 1.9 million of potentially dilutive stock options and restricted share units were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 11.    Business Segment Information
Information concerning unaudited consolidated operations by business segment is presented in the following table (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales
S&IP	$256.7	$255.3	$511.4	$510.1
Medical Devices	141.5	126.9	268.2	249.2
Corporate and Other	1.8	7.1	5.2	24.2
Total Net Sales	400.0	389.3	784.8	783.5

Operating Profit
S&IP	25.1	25.5	49.7	45.0
Medical Devices	29.0	33.3	58.7	58.1
Corporate and Other(a)	(30.8)	(36.0)	(50.1)	(51.4)
Other (expense) and income, net(b)	(5.7)	(0.7)	(7.6)	11.3
Total Operating Profit	17.6	22.1	50.7	63.0

Interest income	0.1	0.1	0.3	0.2
Interest expense	(8.3)	(8.9)	(16.3)	(17.2)
Income before Income Taxes	$9.4	$13.3	$34.7	$46.0
______________________________

(a)
Corporate and Other for the three and six months ended June 30, 2016 includes $17 million and $32 million, respectively, of general expenses, $2 million and $5 million, respectively, of post spin-related transition expenses, $9 million and $10 million, respectively, of acquisition, integration and restructuring expenses related to the Acquisition (See Note 2, “Business Acquisition”) and $2 million and $3 million, respectively of costs related to corporate sales. Corporate and Other for the three and six months ended June 30, 2015 includes $13 million and $22 million, respectively, of general expenses and $20 million and $30 million, respectively, of post spin-related transition expenses and $4 million of costs and $2 million of profit, respectively, from corporate sales.

(b)	Other expense includes amounts incurred related to litigation matters. See Note 8, “Commitments and Contingencies.”
Note 12.    Supplemental Guarantor Financial Information
The Notes (described in Note 5, “Debt”) are guaranteed, jointly and severally by each of our domestic subsidiaries that guarantees the Senior Credit Facilities (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions as defined in the Indenture dated

October 17, 2014. Each Guarantor Subsidiary is directly or indirectly 100%-owned by Halyard Health, Inc. Each of the guarantees of the Notes is a general unsecured obligation of each Guarantor Subsidiary and ranks equally in right of payment with all existing and future indebtedness and all other obligations (except subordinated indebtedness) of each Guarantor Subsidiary.
The following condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015 and the condensed statements of income for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015 provide condensed consolidating financial information for Halyard Health, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidated basis. The following condensed consolidating financial information contains preliminary purchase accounting allocations.
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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$372.3	$110.8	$(83.1)	$400.0
Cost of products sold	—	247.7	94.7	(83.1)	259.3
Gross Profit	—	124.6	16.1	—	140.7
Research and development	—	9.5	—	—	9.5
Selling and general expenses	11.1	81.5	15.3	—	107.9
Other (income) and expense, net	(0.3)	12.1	(6.1)	—	5.7
Operating (Loss) Profit	(10.8)	21.5	6.9	—	17.6
Interest income	0.1	—	0.7	(0.7)	0.1
Interest expense	(8.4)	(0.6)	—	0.7	(8.3)
(Loss) Income Before Income Taxes	(19.1)	20.9	7.6	—	9.4
Income tax benefit (provision)	7.2	(8.7)	(1.4)	—	(2.9)
Equity in earnings of consolidated subsidiaries	18.4	7.7	—	(26.1)	—
Net Income	6.5	19.9	6.2	(26.1)	6.5
Total other comprehensive loss, net of tax	(1.5)	(0.5)	(2.9)	3.4	(1.5)
Comprehensive Income	$5.0	$19.4	$3.3	$(22.7)	$5.0

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$364.6	$113.5	$(88.8)	$389.3
Cost of products sold	—	247.0	96.2	(88.8)	254.4
Gross Profit	—	117.6	17.3	—	134.9
Research and development	—	6.3	—	—	6.3
Selling and general expenses	9.1	81.1	15.6	—	105.8
Other (income) and expense, net	(0.2)	2.5	(1.6)	—	0.7
Operating (Loss) Profit	(8.9)	27.7	3.3	—	22.1
Interest income	0.3	—	1.7	(1.9)	0.1
Interest expense	(10.0)	(0.7)	(0.1)	1.9	(8.9)
(Loss) Income Before Income Taxes	(18.6)	27.0	4.9	—	13.3
Income tax benefit (provision)	13.4	(18.7)	—	—	(5.3)
Equity in earnings of consolidated subsidiaries	13.2	2.9	—	(16.1)	—
Net Income	8.0	11.2	4.9	(16.1)	8.0
Total other comprehensive loss, net of tax	—	(0.2)	(3.1)	—	(3.3)
Comprehensive Income	$8.0	$11.0	$1.8	$(16.1)	$4.7

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$723.5	$213.6	$(152.3)	$784.8
Cost of products sold	—	479.9	180.0	(152.3)	507.6
Gross Profit	—	243.6	33.6	—	277.2
Research and development	—	18.2	—	—	18.2
Selling and general expenses	20.7	150.8	29.2	—	200.7
Other (income) and expense, net	(0.4)	20.0	(12.0)	—	7.6
Operating (Loss) Profit	(20.3)	54.6	16.4	—	50.7
Interest income	0.2	—	1.3	(1.2)	0.3
Interest expense	(16.5)	(1.0)	—	1.2	(16.3)
(Loss) Income Before Income Taxes	(36.6)	53.6	17.7	—	34.7
Income tax benefit (provision)	13.8	(20.0)	(7.8)	—	(14.0)
Equity in earnings of consolidated subsidiaries	43.5	12.4	—	(55.9)	—
Net Income	20.7	46.0	9.9	(55.9)	20.7
Total other comprehensive income, net of tax	5.1	4.5	2.7	(7.2)	5.1
Comprehensive Income	$25.8	$50.5	$12.6	$(63.1)	$25.8

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$724.9	$227.2	$(168.6)	$783.5
Cost of products sold	—	490.6	194.5	(168.6)	516.5
Gross Profit	—	234.3	32.7	—	267.0
Research and development	—	12.3	—	—	12.3
Selling and general expenses	18.2	154.3	30.5	—	203.0
Other (income) and expense, net	(0.4)	4.8	(15.7)	—	(11.3)
Operating (Loss) Profit	(17.8)	62.9	17.9	—	63.0
Interest income	0.3	—	1.8	(1.9)	0.2
Interest expense	(17.8)	(1.0)	(0.3)	1.9	(17.2)
(Loss) Income Before Income Taxes	(35.3)	61.9	19.4	—	46.0
Income tax benefit (provision)	13.4	(24.2)	(5.5)	—	(16.3)
Equity in earnings of consolidated subsidiaries	51.6	16.1	—	(67.7)	—
Net Income	29.7	53.8	13.9	(67.7)	29.7
Total other comprehensive loss, net of tax	—	(0.3)	(9.5)	—	(9.8)
Comprehensive Income	$29.7	$53.5	$4.4	$(67.7)	$19.9

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$16.6	$9.3	$53.3	$—	$79.2
Accounts receivable, net	3.4	490.9	223.7	(522.8)	195.2
Inventories	—	273.1	37.2	—	310.3
Prepaid and other current assets	5.5	17.4	2.8	(0.7)	25.0
Total Current Assets	25.5	790.7	317.0	(523.5)	609.7
Property, Plant and Equipment, net	—	225.3	47.3	—	272.6
Investment in Consolidated Subsidiaries	2,032.1	285.5	—	(2,317.6)	—
Goodwill	—	1,003.7	27.9	—	1,031.6
Other Intangible Assets, net	—	182.4	—	—	182.4
Other Assets	1.2	2.4	12.1	—	15.7
TOTAL ASSETS	$2,058.8	$2,490.0	$404.3	$(2,841.1)	$2,112.0

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$335.1	$311.2	$41.0	$(518.7)	$168.6
Accrued expenses	8.4	106.2	26.4	(4.7)	136.3
Total Current Liabilities	343.5	417.4	67.4	(523.4)	304.9
Long-Term Debt	624.0	—	—	—	624.0
Other Long-Term Liabilities	1.8	83.7	8.1	—	93.6
Total Liabilities	969.3	501.1	75.5	(523.4)	1,022.5
Total Equity	1,089.5	1,988.9	328.8	(2,317.7)	1,089.5
TOTAL LIABILITIES AND EQUITY	$2,058.8	$2,490.0	$404.3	$(2,841.1)	$2,112.0

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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(7.5)	$85.5	$16.0	$—	$94.0
Investing Activities
Capital expenditures	—	(11.6)	(2.5)	—	(14.1)
Acquisition of business, net of cash acquired	(175.1)	—	—	—	(175.1)
Intercompany contributions	0.5	(65.0)	1.8	62.7	—
Cash Used in Investing Activities	(174.6)	(76.6)	(0.7)	62.7	(189.2)
Financing Activities
Intercompany contributions	62.3	—	(2.1)	(60.2)	—
Line of credit facility proceeds	72.0	—	—	—	72.0
Line of credit facility repayments	(27.0)	—	—	—	(27.0)
Purchase of treasury stock	(0.9)	—	—	—	(0.9)
Cash Provided by (Used in) Financing Activities	106.4	—	(2.1)	(60.2)	44.1
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.4	0.4	—	0.8
(Decrease) Increase in Cash and Cash Equivalents	(75.7)	9.3	13.6	2.5	(50.3)
Cash and Cash Equivalents, Beginning of Period	92.3	—	39.7	(2.5)	129.5
Cash and Cash Equivalents, End of Period	$16.6	$9.3	$53.3	$—	$79.2

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
Acquisition of Medsystems Holdings, Inc.
On May 2, 2016, Halyard acquired all of the issued and outstanding capital stock (the “Shares”) of Medsystems Holdings, Inc. (“Medsystems”) a Delaware corporation, for a purchase price of $175 million, net of cash acquired (the “Acquisition”). The Acquisition was funded with a combination of cash on hand and our Revolving Credit Facility (see Note 5, “Debt”). Medsystems owns and conducts its primary business through CORPAK Medsystems (“Corpak”). Corpak’s innovative enteral access solutions and portfolio of nasogastric feeding tubes complements our existing enteral feeding products and creates a complete offering of enteral feeding solutions within our Medical Devices Segment. Upon Acquisition, we initiated activities to integrate the operations of Corpak into our company. These activities will include, but are not limited to, integration of corporate functions, information technology and alignment with our operations.
In June 2016, we initiated a restructuring plan to close the Medsystems corporate headquarters and operating facility in Buffalo Grove, Illinois and consolidate operations into our existing corporate and operational facilities by the third quarter of 2017 (the “Plan”). As of June 30, 2016, we have accrued $3 million for severance and benefits for employees impacted by the Plan. No cash payments for severance and benefits have been made through June 30, 2016.
For the three and six months ended June 30, 2016, we have incurred $9 million and $10 million, respectively, for the acquisition, integration and restructuring activities described above, which are included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements.
See Note 2 to the condensed consolidated financial statements, “Business Acquisition” for further details regarding the Acquisition, including a preliminary purchase price allocation, and the subsequent integration and restructuring activities.
Overview of Business
Our S&IP market environment remains challenging, yet we continue to defend our leading market positions and have introduced four new products in the S&IP business so far this year. In each of the three and six months ended June 30, 2016, S&IP sales volume increased by 4% compared to the same periods last year. Sales volume was driven by demand for exam gloves primarily in North America and Asia-Pacific tempered by a 3% decline in selling prices. Our Medical Devices results were driven by incremental sales from the Acquisition, higher volume in digestive health products and continued demand for COOLIEF, our interventional pain solution.
Results of Operations and Related Information
This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of our results of operations. This discussion and analysis compares the results for the three and six months ended June 30, 2016 to the same periods in 2015.

Net Sales by Segment

(in millions)	Three Months ended June 30,			Six Months ended June 30,
	2016	2015	Change	2016	2015	Change
Net Sales
S&IP	$256.7	$255.3	0.5%	$511.4	$510.1	0.3%
Medical Devices	141.5	126.9	11.5	268.2	249.2	7.6
Corporate and Other	1.8	7.1	N.M.	5.2	24.2	N.M.
Total Net Sales	$400.0	$389.3	2.7%	$784.8	$783.5	0.2%
______________________________
N.M. - Not meaningful
Percentage Change

		Changes Due To
Second Quarter	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Consolidated	3%	4%	(2)%	—%	1%
S&IP	1	4	(3)	—	—
Medical Devices	12	5	(1)	—	8

Year-to-date
Consolidated	—%	4%	(2)%	—%	(2)%
S&IP	—	4	(3)	(1)	—
Medical Devices	8	5	(1)	—	4
______________________________
(a) Volume excludes Corpak net sales and changes in sales volume to Kimberly-Clark.
(b) Other includes Corpak net sales, changes in sales volume to Kimberly-Clark and rounding.
Second Quarter 2016 Compared to Second Quarter 2015
Net sales for the three months ended June 30, 2016 of $400 million were 3% higher compared to the same period last year primarily due to higher volume in both the S&IP and Medical Devices segments and the incremental sales in the Medical Devices segment from the Acquisition partially offset by lower Corporate and Other net sales that includes sales of rolled non-woven materials to Kimberly-Clark Corporation (“Kimberly-Clark”).
Surgical and Infection Prevention
S&IP net sales increased 1% to $257 million compared to net sales of $255 million in the prior year due to volume gains, primarily in exam gloves and facial protection partially offset by unfavorable pricing in exam gloves and sterilization.
Medical Devices
Medical Devices net sales increased 12% to $142 million, compared to net sales of $127 million in the prior year driven by incremental sales from the Acquisition, higher volume in interventional pain due to continued sales growth of COOLIEF and higher volume in digestive health partially offset by unfavorable pricing.
First Six Months of 2016 Compared to the First Six Months of 2015
Net sales for the six months ended June 30, 2016 was $785 million compared to $784 million in the prior year. Higher volume in both the S&IP and Medical Devices segments and the incremental sales from the Acquisition were offset by lower sales of non-woven materials to Kimberly-Clark that are included in Corporate and Other net sales and unfavorable pricing, primarily in S&IP.
Surgical and Infection Prevention
S&IP net sales were even compared to the prior year. Volume gains, primarily in exam gloves were offset by unfavorable pricing, concentrated in exam gloves and sterilization, and unfavorable currency exchange rates.
Medical Devices
Medical Devices net sales increased by 8% compared to the prior year primarily due to the incremental sales provided by the Acquisition and higher volume in digestive health and interventional pain.

Net Sales By Geographic Region

(in millions)	Three Months ended June 30,			Six Months ended June 30,
	2016	2015	Change	2016	2015	Change
Net Sales
North America	$297.1	$293.7	1.2%	$592.9	$596.7	(0.6)%
Europe, Middle East and Africa	53.4	49.8	7.2	99.0	98.2	0.8
Asia Pacific and Latin America	49.5	45.8	8.1	92.9	88.6	4.9
Total Net Sales	$400.0	$389.3	2.7%	$784.8	$783.5	0.2%
Second Quarter 2016 Compared to Second Quarter 2015
Net sales in North America increased by 1% driven primarily by incremental sales resulting from the Acquisition and higher sales volume partially offset by lower sales of rolled non-woven materials to Kimberly-Clark. In our S&IP business, higher exam glove and facial protection sales volume was partially offset by unfavorable pricing for exam gloves and sterilization. In our Medical Devices business, higher sales volume occurred in interventional pain and respiratory health.
Net sales in Europe, Middle East and Africa increased by 7% primarily due to incremental sales from the Acquisition along with higher S&IP volume in surgical drapes and gowns and facial protection partially offset by unfavorable pricing.
In Asia Pacific and Latin America, net sales increased by 8% driven primarily by higher sales volume, primarily in exam gloves, and favorable currency exchange rates partially offset by unfavorable pricing, primarily in exam gloves and facial protection.
First Six Months of 2016 Compared to the First Six Months of 2015
Net sales in North America decreased by 1% primarily due to lower sales of non-woven materials to Kimberly-Clark partially offset by the incremental sales from the Acquisition. S&IP net sales were even with volume gains, primarily in exam gloves that were offset by unfavorable pricing. Medical Devices net sales in North America were higher than the prior year primarily due to higher volume in interventional pain and respiratory health.
Net sales in Europe, Middle East and Africa increased by 1% compared to the prior year primarily due to the incremental sales from the Acquisition and higher sales volume partially offset by unfavorable pricing and currency exchange rates. In our S&IP business, higher sales volume in surgical drapes and gowns and facial protection were more than offset by unfavorable pricing and currency exchange rates. In the Medical Devices business, incremental sales from the Acquisition and higher digestive health sales volume were partially offset by unfavorable pricing and currency exchange rates.
Net sales in Asia Pacific and Latin America increased by 5% primarily due to higher volume, primarily in exam gloves partially offset by unfavorable pricing and currency exchange rates. In Medical Devices, higher volume in digestive health, respiratory health and surgical pain was partially offset by unfavorable pricing.

Operating Profit by Segment

(in millions)	Three Months ended June 30,			Six Months ended June 30,
	2016	2015	Change	2016	2015	Change
Operating Profit
S&IP	$25.1	$25.5	(1.6)%	$49.7	$45.0	10.4%
Medical Devices	29.0	33.3	(12.9)	58.7	58.1	1.0
Corporate and Other(a)	(30.8)	(36.0)	(14.4)	(50.1)	(51.4)	(2.5)
Other (expense) and income, net(b)	(5.7)	(0.7)	N.M.	(7.6)	11.3	N.M.
Total Operating Profit	$17.6	$22.1	(20.4)%	$50.7	$63.0	(19.5)%
______________________________

(a)
Corporate and Other for the three and six months ended June 30, 2016 includes $17 million and $32 million, respectively, of general expenses, $2 million and $5 million, respectively, of post spin-related transition expenses, $9 million and $10 million, respectively, of acquisition, integration and restructuring expenses related to the Acquisition (See Note 2 to the condensed consolidated financial statements, “Business Acquisition”) and $2 million and $3 million, respectively of costs related to corporate sales. Corporate and Other for the three and six months ended June 30, 2015 includes $13 million and $22 million, respectively, of general expenses and $20 million and $30 million, respectively, of post spin-related transition expenses and $4 million of costs and $2 million of profit, respectively, from corporate sales.

(b)	Other expense includes amounts incurred related to litigation matters. See Note 8 to the condensed consolidated financial statements, “Commitments and Contingencies.”
Second Quarter 2016 Compared to the Second Quarter 2015
Operating profit for the three months ended June 30, 2016 was $18 million compared to $22 million in the same period last year primarily due to incremental costs related to the Acquisition, higher legal and other general expenses expenses partially offset by lower spin-related transitional costs and lower raw material costs.
Surgical and Infection Prevention
S&IP operating profit decreased 2% to $25 million, compared to operating profit of $26 million in the prior year driven primarily by unfavorable pricing, primarily in exam gloves, partially offset by lower distribution costs and higher sales volume.
Medical Devices
Medical Devices operating profit decreased 13% to $29 million, compared to operating profit of $33 million in the prior year driven by increased research and development spending and higher selling and general expenses to drive future growth partially offset by higher sales volume and the effect of the Acquisition.
First Six Months of 2016 Compared to the First Six Months of 2015
Operating profit for the six months ended June 30, 2016 decreased to $51 million compared to $63 million in the prior year driven by a $12 million gain that was realized on the sale of an exam glove manufacturing facility in Thailand in the prior year and incremental costs related to the Acquisition partially offset by lower spin-related transition expenses.
Surgical and Infection Prevention
S&IP operating profit increased 10% to $50 million primarily driven by higher sales volumes, favorable currency exchange rates, lower commodity and distribution costs partially offset by unfavorable pricing.
Medical Devices
Medical Devices operating profit increased to $59 million compared to $58 million in the prior year primarily due to higher sales volumes, favorable currency exchange rates and the effect of the Corpak acquisition partially offset by unfavorable pricing.
Interest Income and Expense
Interest expense on our senior secured term loan, senior unsecured notes and revolving credit facility was $8 million and $16 million for the three and six months ended June 30, 2016 compared to $9 million and $17 million for the three and six months ended June 30, 2015.
Provision for Income Taxes
The provision for income taxes was $3 million and $14 million for the three and six months ended June 30, 2016 compared to $5 million and $16 million for the three and six months ended June 30, 2015. Our effective tax rate for the three and six months ended June 30, 2016 was 31% and 40% compared to 40% and 35% in the three and six months ended June 30, 2015 primarily due to the downward remeasurement of deferred tax assets following a change in statutory tax rates in Thailand during the six months ended June 30, 2016.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided from operating activities and amounts available under our revolving credit facility. As of June 30, 2016, $59 million of our $79 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently have no plans to repatriate such earnings. We believe that our ability to generate cash from domestic and international operations and our existing available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other needs for the foreseeable future for both our domestic and international operations. Furthermore, we do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Operating Activities
Operating activities provided $94 million in the six months ended June 30, 2016 compared to $56 million in the six months ended June 30, 2015. Changes in operating assets and liabilities provided $25 million in cash in the six months ended June 30, 2016 compared to using $7 million of cash in the comparable prior year period. For the remainder of 2016, we expect to use operating cash flow to fund our working capital requirements, capital expenditures and to repay the borrowings on our Revolving Credit Facility.
Investing Activities
Investing activities used $189 million in the six months ended June 30, 2016 which includes $175 million used in the Acquisition and $14 million of capital expenditures. Investing activities used $38 million in the six months ended June 30, 2015 which includes $45 million of capital expenditures partially offset by $8 million of proceeds from property dispositions in the same period last year.
Financing Activities
Financing activities provided $44 million in the six months ended June 30, 2016, primarily composed of $72 million of borrowings from our Revolving Credit Facility to partially fund the Acquisition and subsequent repayments on the Revolving Credit Facility of $27 million. Financing activities used $51 million in the prior year, consisting of long-term debt repayments.
As of June 30, 2016, debt was $624 million and consisted of (i) $333 million, net of unamortized discount, on our Senior Secured Term Loan, (ii) $246 million, net of unamortized discount, on our Senior Unsecured Notes and (iii) $45 million of borrowings from our Revolving Credit Facility.
Funds under the Revolving Credit Facility are available for our working capital and other liquidity requirements. On May 2, 2016, we borrowed $72 million under our Revolving Credit Facility to partially fund our acquisition of Medsystems. See Note 2 to the accompanying condensed consolidated financial statements, “Business Acquisition” for a description of this acquisition. By June 30, 2016, we had repaid $27 million of the borrowings on our Revolving Credit Facility. As of June 30, 2016, we had $45 million of borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility, leaving $202 million available for borrowing. In July 2016, we repaid an additional $10 million of the outstanding borrowings on our Line of Credit Facility. See Note 5 to the accompanying condensed consolidated financial statements, “Debt” for further details regarding our debt agreements.
We will incur significant interest expense and financial obligations related to our senior notes, secured term loan and revolving credit facility. We will continue to make investments to introduce new products, enhance the efficacy, reliability and safety of our existing products and to maximize cost savings.
Legal Matters
See Item 1, Note 8, “Commitments and Contingencies,” to the condensed consolidated financial statements for a discussion of current legal matters.
New Accounting Standards
See Item 1, Note 1, “Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three months and six months ended June 30, 2016 and June 30, 2015 and our financial position as of June 30, 2016 and December 31, 2015. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, particularly in the United States,

•	fluctuations in global equity and fixed-income markets,

•	the competitive environment,

•	the loss of current customers or the inability to obtain new customers,

•	litigation and enforcement actions,

•	price fluctuations in key commodities,

•	fluctuations in currency exchange rates,

•	changes in governmental regulations that are applicable to our business,

•	changes in asset valuations including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons, and

•	any other matters described elsewhere in this MD&A or in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
With the participation of management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
As discussed in Note 2 to the condensed consolidated financial statements in this Form 10-Q, on May 2, 2016, we completed the Medsystems Holdings, Inc. acquisition. The results of operations of the acquired Medsystems business are included in our results of operations beginning May 2, 2016. We are currently in the process of evaluating Medsystems’ internal controls over financial reporting. Other than the changes resulting from the Medsystems acquisition, there have been no changes in our internal control over financial reporting that occurred during three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the three and six months ended June 30, 2016, we have incurred $6 million and $10 million, respectively, for such matters. Amounts incurred related to these matters in the comparable prior year periods were not material.
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
We have an Indemnification Obligation for, and have assumed the defense of, the matter styled Bahamas Surgery Center, LLC v. Kimberly-Clark Corporation and Halyard Health, Inc., f/k/a Prime Healthcare Centinela, LLC, et al. v. Kimberly-Clark Corporation, et al., No. 2:14-cv-08390-DMG-SH (C.D. Cal.), filed on October 29, 2014. In that case, the plaintiff brings a putative class action asserting claims for common law fraud (affirmative misrepresentation and fraudulent concealment) and violation of California’s Unfair Competition Law in connection with our marketing and sale of MicroCool surgical gowns. On March 21, 2016, we moved to dismiss the non-California plaintiffs, and on May 26, 2016, the court issued an order dismissing them. On June 14, 2016, the court granted the plaintiffs’ unopposed motion to dismiss Prime Healthcare Centinela, LLC and one of the other two remaining California plaintiffs, leaving only the current named plaintiff, Bahamas Surgery Center, LLC. On June 1, 2016, the plaintiff moved for class certification of a California-only damages class and a California-only injunctive relief class. Although the plaintiff did not also move for certification of a nationwide class to determine liability, damages, or injunctive relief, it did move for certification of a nationwide “issue” class purporting to resolve certain issues allegedly “common” to members of that class. On July 8, 2016, we moved for summary judgment. The parties also remain engaged in discovery. We intend to continue our vigorous defense of the matter.
In June 2015, we were served with a subpoena from the Department of Veterans Affairs Office of the Inspector General (“VA OIG”) seeking information related to the design, manufacture, testing, sale and promotion of MicroCool and other Company surgical gowns, and, in July 2015, we also became aware that the subpoena and an earlier VA OIG subpoena served on Kimberly-Clark requesting information about gown sales to the federal government are related to a United States Department of Justice (“DOJ”) investigation. In May 2016, we were also served with a subpoena from the Department of Justice seeking further information related to Company gowns. We could be subject to litigation relating to this investigation, by either governmental agencies or private parties. If a claim is asserted against Kimberly-Clark relating to MicroCool gowns or other Company surgical gowns, we expect that such a claim would give rise to an Indemnification Obligation under the distribution agreement with Kimberly-Clark. The Company is cooperating with the VA OIG’s request and the DOJ investigation.
We have been served with a complaint in a matter styled Jackson v. Halyard Health, Inc., Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-05093-LTS (S.D.N.Y.), filed on June 28, 2016. In that case, the plaintiff brings a putative class action against the Company, our Chief Executive Officer, our Chief Financial Officer and other defendants, asserting claims for violations of the Securities Exchange Act, Sections 10(b) and 20(a). The plaintiff alleges that the defendants made misrepresentations and failed to disclose certain information about the safety and effectiveness of our MicroCool gowns and thereby artificially inflated the Company’s stock prices during the respective class periods. The alleged class period for purchasers of Kimberly-Clark securities who subsequently received Halyard Health securities is February 25, 2013 to October 21, 2014, and the alleged class period for purchasers of Halyard Health securities is October 21, 2014 to April 29, 2016. We intend to vigorously defend this matter.
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

We maintain general and professional liability, product liability and other insurance in an amount that we believe is reasonably adequate to insulate us from material liability for claims. However, our insurance policies may not cover all of these matters and may not fully cover liabilities arising out of these matters. In addition, we may be obligated to indemnify our directors and officers against these matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our financial condition, results of operations or liquidity. However the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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

HALYARD HEALTH, INC.
(Registrant)

August 5, 2016	By:	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 5, 2016	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)