Form 10-Q
period 2016-09-30
Halyard Health, Inc.
filed 2016-11-03
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 31, 2016 there were 46,674,183 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales	$397.5	$389.5	$1,182.3	$1,173.0
Cost of products sold	259.5	258.5	767.1	775.0
Gross Profit	138.0	131.0	415.2	398.0
Research and development	10.9	10.2	29.1	22.5
Selling and general expenses	100.3	97.2	301.0	300.2
Goodwill impairment	—	475.5	—	475.5
Other expense and (income), net	5.9	9.3	13.5	(2.0)
Operating Profit (Loss)	20.9	(461.2)	71.6	(398.2)
Interest income	0.2	—	0.5	0.2
Interest expense	(8.4)	(7.8)	(24.7)	(25.0)
Income (Loss) Before Income Taxes	12.7	(469.0)	47.4	(423.0)
Income tax provision	(3.6)	(1.5)	(17.6)	(17.8)
Net Income (Loss)	$9.1	$(470.5)	$29.8	$(440.8)

Earnings (Loss) Per Share
Basic	$0.19	$(10.10)	$0.64	$(9.46)
Diluted	0.19	(10.10)	0.63	(9.46)

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (Loss)	$9.1	$(470.5)	$29.8	$(440.8)
Other Comprehensive (Loss) Income, Net of Tax
Unrealized currency translation adjustments	(0.5)	(12.5)	3.0	(22.3)
Defined benefit plans	0.1	—	0.2	0.2
Cash flow hedges	0.2	(1.4)	1.7	(1.6)
Total Other Comprehensive (Loss) Income, Net of Tax	(0.2)	(13.9)	4.9	(23.7)
Comprehensive Income (Loss)	$8.9	$(484.4)	$34.7	$(464.5)

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$86.7	$129.5
Accounts receivable, net of allowances	189.1	224.7
Inventories	298.7	303.2
Prepaid expenses and other current assets	31.1	18.6
Total Current Assets	605.6	676.0
Property, Plant and Equipment, net	265.0	279.5
Goodwill	1,031.9	945.2
Other Intangible Assets, net	176.7	82.6
Deferred Tax Assets	12.2	14.9
Other Assets	3.6	2.0
TOTAL ASSETS	$2,095.0	$2,000.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$166.5	$163.2
Accrued expenses	144.2	152.0
Total Current Liabilities	310.7	315.2
Long-Term Debt	589.4	578.1
Deferred Tax Liabilities	63.4	23.8
Other Long-Term Liabilities	30.0	27.8
Total Liabilities	993.5	944.9

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,674,183 outstanding at September 30, 2016 and 46,614,947 outstanding at December 31, 2015	0.5	0.5
Additional paid-in capital	1,530.4	1,518.0
Accumulated deficit	(389.2)	(419.0)
Treasury stock	(1.9)	(1.0)
Accumulated other comprehensive loss	(38.3)	(43.2)
Total Stockholders’ Equity	1,101.5	1,055.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,095.0	$2,000.2

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income (loss)	$29.8	$(440.8)
Depreciation and amortization	48.4	48.6
Stock-based compensation expense	12.3	14.1
Goodwill impairment	—	475.5
Net loss (gain) on asset dispositions	3.8	(7.6)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	11.0	33.1
Inventories	14.8	(40.5)
Prepaid expenses and other assets	3.1	(1.9)
Accounts payable	4.1	33.2
Accrued expenses	10.8	(37.3)
Other	5.8	(1.8)
Cash Provided by Operating Activities	143.9	74.6
Investing Activities
Capital expenditures	(21.7)	(64.4)
Acquisition of business, net of cash acquired	(175.0)	—
Proceeds from dispositions of property	—	7.8
Cash Used in Investing Activities	(196.7)	(56.6)
Financing Activities
Line of credit facility proceeds	72.0	—
Line of credit facility repayments	(62.0)	—
Debt repayments	—	(51.0)
Purchase of treasury stock	(0.9)	(1.0)
Proceeds from the exercise of stock options	0.2	1.2
Cash Provided by (Used in) Financing Activities	9.3	(50.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.7	(3.7)
Decrease in Cash and Cash Equivalents	(42.8)	(36.5)
Cash and Cash Equivalents - Beginning of Period	129.5	149.0
Cash and Cash Equivalents - End of Period	$86.7	$112.5

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
Annual Goodwill Impairment Test
We test goodwill for impairment annually or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying amount. The fair value of our reporting units were estimated using a combination of income (discounted cash flow analysis) and market approaches. Both approaches are dependent upon several assumptions regarding future periods, including assumptions with respect to future sales growth, commodity costs and a terminal growth rate. A weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present values. The WACC was based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to our company. In addition, the market approach estimated the fair value of our business based on comparable publicly-traded companies in our industry.
We have completed the required annual goodwill impairment testing as of July 1, 2016, and the fair values for both our S&IP and Medical Devices reporting units were substantially in excess of their respective net asset carrying values.
New Accounting Standards
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the presentation and classification of certain specific cash receipts and payments in the statement of cash flows and is intended to reduce diversity in practice. This ASU is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, but earlier adoption is permitted. This ASU is to be applied using a retrospective transition method to each period presented. Application of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. Under this ASU, all excess tax benefits or deficiencies are recognized as income tax expense or benefit in the income statement and the pool of windfall tax benefits as a component of additional paid-in capital is eliminated. In regards to forfeitures, companies may make a one-time policy election to use an estimated forfeiture rate or account for forfeitures as they occur. The policy election regarding forfeitures applies only to instruments with service conditions; the requirement to estimate the probability of achieving performance conditions remains. For statutory tax withholding requirements, this ASU allows for net settlement up to the employer’s maximum statutory tax withholding requirement. Formerly, only the minimum statutory tax withholding requirement was allowed to be met through net settlement while retaining equity classification. This ASU is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted in any interim or annual period for which financial statements have not yet been issued. The application of this ASU in regards to the accounting for income taxes, forfeitures and statutory tax withholding requirements should be applied using a modified retrospective application with a cumulative effect adjustment to additional paid-in capital as of the beginning of the period of adoption. The presentation of employee taxes paid on the statement of cash flows should be applied retrospectively. The adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires the recognition of assets and liabilities for leases with lease terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or an operating lease, with the classification criteria for distinguishing between the two being similar to the classification criteria for distinguishing between capital and operating leases under current GAAP. However, unlike current GAAP, recognition of finance and operating leases on the balance sheet is required, and additional disclosures are required to help financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU requires modified retrospective application for existing leases. This ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, however, earlier application is permitted. The adoption of this ASU will require us to recognize assets and liabilities for operating leases we have entered into for our principal executive offices as well as certain warehouse, manufacturing and distribution facilities globally. We have not yet determined the impact recognition of such assets and liabilities will have on our financial position, results of operations and cash flows.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This ASU requires equity investments, except those accounted for under the equity method or those that result in consolidation of the equity investee, to be measured at fair value with changes in fair value recognized in net income. However, equity investments without readily determinable fair values may be measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments in the same issuer. In addition, this ASU provides for a qualitative impairment assessment for equity investments that do not have readily determinable fair values. This ASU also clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The provisions related to equity investments that do not have readily determinable fair values should be applied prospectively to such equity investments that exist as of the date of adoption. This ASU will be effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017. Early adoption of this ASU is permitted. The impact of this ASU is not expected to have a material effect on our financial position, results of operations and cash flows.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which, along with subsequent amendments, provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. ASU 2014-09 provides for a principles-based, five-step approach to measure and recognize revenue from contracts with customers. ASU 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption for annual and interim periods beginning after December 15, 2016 is permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new ASU with restatement of prior years and one requiring prospective application of the new ASU with disclosure of results under old standards. During 2016, we expect to complete an evaluation of the effects adoption of this ASU may have on our financial position, results of operations and cash flows.
Note 2.     Business Acquisition
On May 2, 2016, Halyard acquired all of the issued and outstanding capital stock of Medsystems Holdings, Inc. (“Medsystems”) a Delaware corporation, for a purchase price of $175 million, net of cash acquired (the “Acquisition”). The Acquisition was funded with a combination of cash on hand and our Revolving Credit Facility (see Note 5, “Debt”). Medsystems owns and conducts its primary business through CORPAK Medsystems (“Corpak”). Corpak’s innovative enteral access solutions and portfolio of nasogastric feeding tubes complements our existing enteral feeding products and creates a complete offering of enteral feeding solutions within our Medical Devices segment.
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
The fair value amounts have been determined using preliminary estimates. A preliminary valuation was completed in July 2016 and we believe it will be finalized by the end of 2016. The preliminary allocation of the purchase price was as follows (in millions):

Purchase Price Allocation
Current assets acquired net of liabilities assumed	$13.9
Property, plant and equipment	4.4
Identifiable intangible assets, excluding IPR&D	105.1
Identifiable IPR&D	5.7
Deferred tax liabilities	(39.5)
Goodwill	85.4
Total	$175.0
Identifiable IPR&D includes a number of products that we expect to launch in 2017. Goodwill arising from the Acquisition is not fully tax deductible. The identifiable intangible assets, excluding IPR&D, include the following (in millions):

	Fair Value	Weighted Average Useful Lives (Yrs)
Portfolio of disposables	$102.9	15
Enteral access technology	2.2	6
Total	$105.1
Corpak’s results have been included in the accompanying condensed consolidated income statement following the Acquisition on May 2, 2016. Corpak’s revenue of $13 million for the three months ended September 30, 2016 and $22 million from the date of Acquisition through September 30, 2016 is included in “Net Sales” in the accompanying condensed consolidated income statements. Due to the integration of Corpak’s portfolio of products into our existing digestive health products in the Medical Devices segment, earnings directly attributable to Corpak are not available.
The following unaudited pro forma information is presented in the table below for the three and nine months ended September 30, 2016 and 2015 as if the Acquisition had occurred on January 1, 2015 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2015 (Unaudited)
Net sales	$397.5	$403.1	$1,199.8	$1,212.6

Net income	11.1	(469.5)	34.6	(442.6)

Earnings per share:
Basic	$0.24	$(10.07)	$0.74	$(9.50)
Diluted	0.24	(10.07)	0.74	(9.50)
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

Upon Acquisition, we initiated activities to integrate the operations of Corpak into our company. These activities include, but not limited to, integration of corporate functions, information technology and alignment with our operations.
For the three and nine months ended September 30, 2016, we have incurred $3 million and $10 million, respectively, for the acquisition and integration activities described above, consisting primarily of severance and benefits, consulting, legal and other costs. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements.
Restructuring
In June 2016, we initiated a restructuring plan to close the Medsystems corporate headquarters and operating facility in Buffalo Grove, Illinois and consolidate operations into our existing corporate and operational facilities by the third quarter of 2017 (the “Plan”). We expect to incur costs of $7 million related to this Plan, consisting primarily of severance and benefits, accelerated depreciation and lease termination costs. For the three and nine months ended September 30, 2016, we have accrued $1 million and $4 million, respectively for severance and benefits for employees impacted by the Plan. In each of the three and nine months ended September 30, 2016, we have paid $1 million to affected employees. The remaining accrual for severance and employee benefits was $3 million as of September 30, 2016.
Note 3.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	September 30, 2016	December 31, 2015
Accounts receivable	$190.5	$226.3
Allowances and doubtful accounts	(1.4)	(1.6)
Accounts receivable, net	$189.1	$224.7
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	September 30, 2016			December 31, 2015
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$50.7	$0.9	$51.6	$49.7	$1.1	$50.8
Work in process	52.8	0.7	53.5	46.1	0.1	46.2
Finished goods	144.2	45.7	189.9	165.8	46.3	212.1
Supplies and other	0.1	12.9	13.0	0.1	11.6	11.7
	247.8	60.2	308.0	261.7	59.1	320.8
Excess of FIFO or weighted-average cost over LIFO cost	(9.3)	—	(9.3)	(17.6)	—	(17.6)
Total	$238.5	$60.2	$298.7	$244.1	$59.1	$303.2

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	September 30, 2016	December 31, 2015
Land	$2.2	$2.1
Buildings	86.2	86.7
Machinery and equipment	504.2	492.8
Construction in progress	18.5	18.3
	611.1	599.9
Less accumulated depreciation	(346.1)	(320.4)
Total	$265.0	$279.5
Depreciation expense was $11 million and $32 million for the three and nine months ended September 30, 2016, respectively, compared to $10 million and $29 million for the three and nine months ended September 30, 2015, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows (in millions):

	S&IP			Medical Devices			Consolidated
	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill, net
Balance at December 31, 2015	$740.8	$(474.0)	$266.8	$678.4	$—	$678.4	$945.2
Goodwill acquired	—	—	—	85.4	—	85.4	85.4
Currency translation adjustment	0.4	—	0.4	0.9	—	0.9	1.3
Balance at September 30, 2016	$741.2	$(474.0)	$267.2	$764.7	$—	$764.7	$1,031.9
In connection with the Acquisition, we acquired $6 million of indefinite-lived intangible assets related to in-process research and development projects that we expect to launch in 2017.
Intangible assets subject to amortization consist of the following (in millions):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$126.5	$(93.2)	$33.3	$126.6	$(90.3)	$36.3
Patents and acquired technologies	253.9	(128.4)	125.5	149.1	(117.3)	31.8
Other	55.6	(43.4)	12.2	55.1	(40.6)	14.5
Total	$436.0	$(265.0)	$171.0	$330.8	$(248.2)	$82.6
Amortization expense for intangible assets was $6 million and $16 million for the three and nine months ended September 30, 2016, respectively, compared to $6 million and $19 million for the three and nine months ended September 30, 2015, respectively. We estimate amortization expense for the remainder of 2016 and the following four years and beyond will be as follows (in millions):

For the years ending December 31,
2016	$5.7
2017	21.4
2018	19.2
2019	15.4
2020	13.1
Thereafter	96.2
Total	$171.0

Accrued Expenses
Accrued expenses consist of the following (in millions):

	September 30, 2016	December 31, 2015
Accrued rebates	$51.5	$73.9
Accrued salaries and wages	49.1	34.5
Accrued taxes - income and other	7.0	15.3
Other	36.6	28.3
Total	$144.2	$152.0
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	September 30, 2016	December 31, 2015
Taxes payable	$3.0	$1.3
Accrued compensation benefits	9.7	9.5
Other	17.3	17.0
Total	$30.0	$27.8
Note 4.    Fair Value Information
The following fair value information is based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels in the hierarchy used to measure fair value are:
Level 1 - Unadjusted quoted prices in active markets accessible at the reporting date for identical assets and liabilities.
Level 2 - Quoted prices for similar assets or liabilities in active markets. Quoted prices for identical or similar assets and liabilities in markets that are not considered active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3 - Prices or valuations that require inputs that are significant to the valuation and are unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
In the three and nine months ended September 30, 2016, there were no transfers among Level 1, 2 or 3 fair value determinations.
The derivative liabilities for foreign exchange contracts were not significant as of September 30, 2016 and $2 million as of December 31, 2015. Derivative liabilities are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of September 30, 2016 were $1 million. Derivative assets for foreign exchange contracts were not significant as of December 31, 2015. These derivatives are classified as Level 2 of the fair value hierarchy. The fair values of derivatives used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		September 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$86.7	$86.7	$129.5	$129.5
Liabilities
Senior Unsecured Notes, net of Unamortized Discount	1	246.4	256.4	245.9	252.5
Senior Secured Term Loan, net of Unamortized Discount	2	333.0	340.1	332.2	337.3

Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of the Senior Unsecured Notes was based on observable quoted prices on an active primary exchange. The fair value of our Senior Secured Term Loan was based on observable quoted prices in a secondary market.
Note 5.     Debt
As of September 30, 2016 and December 31, 2015, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	September 30, 2016	December 31, 2015
Revolving Credit Facility	2.74%	2019	$10.0	$—
Senior Secured Term Loan	4.00%	2021	339.0	339.0
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Unamortized Debt Discounts and Issuance Costs:
Senior Secured Term Loan			(6.0)	(6.8)
Senior Unsecured Notes			(3.6)	(4.1)
Total Debt			$589.4	$578.1
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
Borrowings under the Term Loan Facility bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, subject to a floor of 0.75%, plus 3.25%, or (ii) a base rate, subject to a floor of 0.75%, (calculated as the greatest of (1) the prime rate, (2) the U.S. federal funds effective rate plus 0.50% or (3) the one month LIBOR rate plus 1.00%) plus 2.25%. As of September 30, 2016, the interest rate in effect for the Term Loan Facility was 4.00%.
Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, plus a margin ranging between 1.75% to 2.50% per annum, depending on our consolidated total leverage ratio, or (ii) the base rate plus a margin ranging between 0.75% to 1.50% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility is subject to a commitment fee equal to (i) 0.25% per annum, when our consolidated total leverage ratio is less than 2.25 to 1.00 or (ii) 0.40% per annum, otherwise. As of September 30, 2016, we had $10 million of borrowings and letters of credit of $4 million outstanding under the Revolving Credit Facility, leaving $236 million available for borrowing.
On May 2, 2016, we borrowed $72 million under our Revolving Credit Facility to partially fund our acquisition of Medsystems. See Note 2, “Business Acquisition” for a description of this acquisition. By September 30, 2016, we had repaid $62 million of the borrowings on our Revolving Credit Facility. As of September 30, 2016, the interest rate in effect for the Revolving Credit Facility was 2.77%.
Senior Unsecured Notes
The senior unsecured notes (the “Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year.
Note 6.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance, December 31, 2015	$(40.4)	$(1.2)	$(1.6)	$(43.2)
Other comprehensive income	3.0	1.7	0.2	4.9
Balance, September 30, 2016	$(37.4)	$0.5	$(1.4)	$(38.3)
The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unrealized translation	$(0.5)	$(12.5)	$3.0	$(22.3)

Defined benefit pension plans	0.1	—	0.2	0.2
Tax effect	—	—	—	—
Defined benefit pension plans, net of tax	0.1	—	0.2	0.2

Cash flow hedges	0.2	(2.0)	2.1	(2.3)
Tax effect	—	0.6	(0.4)	0.7
Cash flow hedges, net of tax	0.2	(1.4)	1.7	(1.6)

Change in AOCI	$(0.2)	$(13.9)	$4.9	$(23.7)
Note 7.     Stock-Based Compensation
Aggregate stock-based compensation expense for the three and nine months ended September 30, 2016 was $3 million and $12 million, respectively, compared to $3 million and $14 million, respectively, for the three and nine months ended September 30, 2015. Stock-based compensation expense related to stock options was $1 million and $4 million, respectively for the three and nine months ended September 30, 2016 compared to $1 million and $5 million, respectively for the three and nine months ended September 30, 2015. Stock-based compensation expense related to restricted share units was $1 million and $4 million, respectively, for the three and nine months ended September 30, 2016 compared to $2 million and $9 million, respectively, for the three and nine months ended September 30, 2015.
In the nine months ended September 30, 2016, we issued approximately 230,000 restricted share units for which vesting is conditioned on meeting a defined measure of total shareholder return (“TSR units”) over a restricted period of three years. Total shareholder return is measured as our stock price performance over the restricted period compared to a defined group of peer companies. The expense recognition for TSR units differs from awards with service and performance conditions in that the expense is recognized over the restricted period regardless of whether the total shareholder return target is met or not, while expense for awards with service and performance conditions is recognized based on the number of awards expected to vest. The fair value of restricted share units with a TSR vesting condition is determined using a Monte Carlo simulation which incorporates a volatility assumption based on the average stock price volatility for a peer group of companies over a period of three years, which matches the restricted period. For the awards granted in the three and nine months ended September 30, 2016, the assumed volatility was 25% and the weighted average fair value per TSR unit was $38.64. In the three and nine months ended September 30, 2016, stock-based compensation expense related to TSR units was $2 million and $4 million, respectively.
Note 8.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the three and nine months ended September 30, 2016, we have incurred $5 million and $15 million, respectively, for such matters. In the prior year, we incurred $9 million for each of the three and nine months ended September 30, 2015 for such matters.

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
On October 12, 2016, after the DOJ submitted filings on behalf of itself and various States declining to intervene in two qui tam matters, both matters were unsealed. One of those matters is U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C. D. Cal.), filed on October 27, 2014. The other of those matters is U.S. ex rel. Edgett, et al. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al, No. 3:15-cv-00434-B (N.D. Tex.), filed on February 9, 2015. Both cases allege, among other things, violations of both the federal and state False Claims Acts in connection with the marketing and sale of certain surgical gowns. The plaintiff-relators can elect to move forward with these cases, despite the declinations by the DOJ and the various States, though the complaints have not been served as of this time. We expect that we have an Indemnification Obligation for these two matters under the distribution agreement with Kimberly-Clark.
We were served with a complaint in a matter styled Jackson v. Halyard Health, Inc., Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-05093-LTS (S.D.N.Y.), filed on June 28, 2016. In that case, the plaintiff brings a putative class action against the Company, our Chief Executive Officer, our Chief Financial Officer and other defendants, asserting claims for violations of the Securities Exchange Act, Sections 10(b) and 20(a). The plaintiff alleges that the defendants made misrepresentations and failed to disclose certain information about the safety and effectiveness of our MicroCool gowns and thereby artificially inflated the Company’s stock prices during the respective class periods. The alleged class period for purchasers of Kimberly-Clark securities who subsequently received Halyard Health securities is February 25, 2013 to October 21, 2014, and the alleged class period for purchasers of Halyard Health securities is October 21, 2014 to April 29, 2016. We intend to vigorously defend this matter.
We were also served with a complaint in a matter styled Margaret C. Richardson Trustee of the Survivors Trust Dated 6/12/84 for the Benefit of the H&M Richardson Revocable Trust v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-06296 (S. D. N. Y.), filed on August 9, 2016. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and alleges that the defendants breached their fiduciary duty, were unjustly enriched, and violated Section 14(A) of the Securities and Exchange Act in connection with Halyard Health, Inc.’s marketing and sale of MicroCool gowns. We intend to vigorously defend this matter.
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
Note 9.    Derivative Financial Instruments
The derivative liabilities for foreign exchange contracts were not significant as of September 30, 2016 and $2 million as of December 31, 2015. Derivative liabilities are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of September 30, 2016 were $1 million. Derivative assets for foreign exchange contracts were not significant as of December 31, 2015.
For derivative instruments that are designated and qualify as cash flow hedges, gains or losses recognized to earnings were not significant in the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016, the aggregate notional values of outstanding foreign exchange derivative contracts designated as cash flow hedges were $35 million. Cash flow hedges resulted in no significant ineffectiveness in the three and nine months ended September 30, 2016 and 2015. For the three and nine months ended September 30, 2016 and 2015, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2016, amounts to be reclassified from AOCI during the next twelve months are not expected to be significant. The maximum maturity of cash flow hedges in place at September 30, 2016 is September 2017.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other income and expense, net. These gains or losses have not been significant for the three and nine months ended September 30, 2016 and 2015. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of September 30, 2016, the notional amount of these undesignated derivative instruments was $7 million.
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

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$9.1	$(470.5)	$29.8	$(440.8)

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.7	46.6	46.6	46.6
Dilutive effect of stock options and restricted share unit awards	0.5	—	0.4	—
Diluted weighted average shares outstanding	47.2	46.6	47.0	46.6

Earnings (Loss) Per Share
Basic	$0.19	$(10.10)	$0.64	$(9.46)
Diluted	$0.19	$(10.10)	$0.63	$(9.46)
Restricted share units (“RSUs”) contain provisions allowing for the equivalent of any dividends paid on common stock during the restricted period to be reinvested into additional RSUs at the then fair market value of the common stock on the date dividends are paid. Such awards are to be included in the EPS calculation under the two-class method. Currently, we do not anticipate paying any cash dividends for the foreseeable future and our outstanding RSU awards are not material in comparison to our weighted average shares outstanding. Accordingly, all EPS amounts reflect shares as if they were fully vested and the disclosures associated with the two-class method are not presented herein.
For the three and nine months ended September 30, 2016, 1.0 million and 1.6 million of potentially dilutive stock options and restricted share units were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

Note 11.    Business Segment Information
Information concerning unaudited consolidated operations by business segment is presented in the following table (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales
S&IP	$248.8	$257.4	$760.2	$767.5
Medical Devices	145.2	126.1	413.4	375.3
Corporate and Other	3.5	6.0	8.7	30.2
Total Net Sales	397.5	389.5	1,182.3	1,173.0

Operating Profit (Loss)
S&IP	22.2	26.3	71.9	71.3
Medical Devices	31.9	28.5	90.6	86.6
Corporate and Other(a)	(27.3)	(31.2)	(77.4)	(82.6)
Goodwill impairment	—	(475.5)	—	(475.5)
Other (expense) and income, net(b)	(5.9)	(9.3)	(13.5)	2.0
Total Operating Profit (Loss)	20.9	(461.2)	71.6	(398.2)

Interest income	0.2	—	0.5	0.2
Interest expense	(8.4)	(7.8)	(24.7)	(25.0)
Income (Loss) before Income Taxes	$12.7	$(469.0)	$47.4	$(423.0)
______________________________

(a)
Corporate and Other for the three and nine months ended September 30, 2016 includes $16 million and $48 million, respectively, of general expenses, $7 million and $11 million, respectively, of post spin-related transition expenses, $4 million and $15 million, respectively, of acquisition, integration and restructuring expenses related to the Acquisition (See Note 2, “Business Acquisition”) and $0 million and $4 million, respectively, of costs related to corporate sales. Corporate and Other for the three and nine months ended September 30, 2015 includes $13 million and $36 million, respectively, of general expenses and $16 million and $46 million, respectively, of post spin-related transition expenses and $2 million and $0 million of costs, respectively, from corporate sales.

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
The following condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015 and the condensed statements of income for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015 provide condensed consolidating financial information for Halyard Health, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidated basis. The following condensed consolidating financial information contains preliminary purchase accounting allocations.
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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$370.7	$105.2	$(78.4)	$397.5
Cost of products sold	—	250.4	87.5	(78.4)	259.5
Gross Profit	—	120.3	17.7	—	138.0
Research and development	—	10.9	—	—	10.9
Selling and general expenses	8.4	77.9	14.0	—	100.3
Other expense and (income), net	0.7	6.5	(1.3)	—	5.9
Operating (Loss) Profit	(9.1)	25.0	5.0	—	20.9
Interest income	—	—	0.6	(0.4)	0.2
Interest expense	(8.4)	(0.3)	(0.1)	0.4	(8.4)
(Loss) Income Before Income Taxes	(17.5)	24.7	5.5	—	12.7
Income tax benefit (provision)	6.6	(9.4)	(0.8)	—	(3.6)
Equity in earnings of consolidated subsidiaries	20.0	1.1	—	(21.1)	—
Net Income	9.1	16.4	4.7	(21.1)	9.1
Total other comprehensive loss, net of tax	(0.2)	(1.0)	(0.5)	1.5	(0.2)
Comprehensive Income	$8.9	$15.4	$4.2	$(19.6)	$8.9

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$360.2	$112.5	$(83.2)	$389.5
Cost of products sold	—	247.7	94.0	(83.2)	258.5
Gross Profit	—	112.5	18.5	—	131.0
Research and development	—	10.2	—	—	10.2
Selling and general expenses	7.2	75.4	14.6	—	97.2
Goodwill impairment	—	456.5	19.0	—	475.5
Other (income) and expense, net	(0.5)	10.8	(1.0)	—	9.3
Operating Loss	(6.7)	(440.4)	(14.1)	—	(461.2)
Interest income	—	—	0.5	(0.5)	—
Interest expense	(8.0)	(0.3)	—	0.5	(7.8)
Loss Before Income Taxes	(14.7)	(440.7)	(13.6)	—	(469.0)
Income tax benefit (provision)	3.9	(6.4)	1.0	—	(1.5)
Equity in earnings of consolidated subsidiaries	(459.7)	6.1	—	453.6	—
Net Loss	(470.5)	(441.0)	(12.6)	453.6	(470.5)
Total other comprehensive income (loss), net of tax	—	0.3	(13.9)	(0.3)	(13.9)
Comprehensive Loss	$(470.5)	$(440.7)	$(26.5)	$453.3	$(484.4)

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,094.2	$318.8	$(230.7)	$1,182.3
Cost of products sold	—	730.3	267.5	(230.7)	767.1
Gross Profit	—	363.9	51.3	—	415.2
Research and development	—	29.1	—	—	29.1
Selling and general expenses	29.1	228.7	43.2	—	301.0
Other expense and (income), net	0.3	26.5	(13.3)	—	13.5
Operating (Loss) Profit	(29.4)	79.6	21.4	—	71.6
Interest income	0.2	—	1.9	(1.6)	0.5
Interest expense	(24.9)	(1.3)	(0.1)	1.6	(24.7)
(Loss) Income Before Income Taxes	(54.1)	78.3	23.2	—	47.4
Income tax benefit (provision)	20.4	(29.4)	(8.6)	—	(17.6)
Equity in earnings of consolidated subsidiaries	63.5	13.5	—	(77.0)	—
Net Income	29.8	62.4	14.6	(77.0)	29.8
Total other comprehensive income, net of tax	4.9	3.5	2.2	(5.7)	4.9
Comprehensive Income	$34.7	$65.9	$16.8	$(82.7)	$34.7

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,085.1	$339.7	$(251.8)	$1,173.0
Cost of products sold	—	738.3	288.5	(251.8)	775.0
Gross Profit	—	346.8	51.2	—	398.0
Research and development	—	22.5	—	—	22.5
Selling and general expenses	25.4	229.7	45.1	—	300.2
Goodwill impairment	—	456.5	19.0	—	475.5
Other (income) and expense, net	(0.9)	15.6	(16.7)	—	(2.0)
Operating (Loss) Profit	(24.5)	(377.5)	3.8	—	(398.2)
Interest income	0.3	—	2.3	(2.4)	0.2
Interest expense	(25.8)	(1.3)	(0.3)	2.4	(25.0)
(Loss) Income Before Income Taxes	(50.0)	(378.8)	5.8	—	(423.0)
Income tax benefit (provision)	17.3	(30.6)	(4.5)	—	(17.8)
Equity in earnings of consolidated subsidiaries	(408.1)	22.2	—	385.9	—
Net (Loss) Income	(440.8)	(387.2)	1.3	385.9	(440.8)
Total other comprehensive loss, net of tax	—	—	(23.4)	(0.3)	(23.7)
Comprehensive Loss	$(440.8)	$(387.2)	$(22.1)	$385.6	$(464.5)

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$18.9	$9.6	$58.2	$—	$86.7
Accounts receivable, net	3.1	531.5	221.0	(566.5)	189.1
Inventories	—	255.8	42.9	—	298.7
Prepaid and other current assets	5.5	19.3	7.0	(0.7)	31.1
Total Current Assets	27.5	816.2	329.1	(567.2)	605.6
Property, Plant and Equipment, net	—	219.9	45.1	—	265.0
Investment in Consolidated Subsidiaries	2,058.2	288.6	—	(2,346.8)	—
Goodwill	—	1,004.0	27.9	—	1,031.9
Other Intangible Assets, net	—	176.7	—	—	176.7
Other Assets	1.1	2.5	12.2	—	15.8
TOTAL ASSETS	$2,086.8	$2,507.9	$414.3	$(2,914.0)	$2,095.0

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$389.5	$298.4	$40.5	$(561.9)	$166.5
Accrued expenses	4.5	112.2	32.8	(5.3)	144.2
Total Current Liabilities	394.0	410.6	73.3	(567.2)	310.7
Long-Term Debt	589.4	—	—	—	589.4
Other Long-Term Liabilities	1.9	83.7	7.8	—	93.4
Total Liabilities	985.3	494.3	81.1	(567.2)	993.5
Total Equity	1,101.5	2,013.6	333.2	(2,346.8)	1,101.5
TOTAL LIABILITIES AND EQUITY	$2,086.8	$2,507.9	$414.3	$(2,914.0)	$2,095.0

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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(6.1)	$128.1	$21.9	$—	$143.9
Investing Activities
Capital expenditures	—	(17.8)	(3.9)	—	(21.7)
Acquisition of business, net of cash acquired	(175.0)	—	—	—	(175.0)
Intercompany contributions	0.5	(101.3)	1.8	99.0	—
Cash Used in Investing Activities	(174.5)	(119.1)	(2.1)	99.0	(196.7)
Financing Activities
Intercompany contributions	97.9	—	(1.4)	(96.5)	—
Line of credit facility proceeds	72.0	—	—	—	72.0
Line of credit facility repayments	(62.0)	—	—	—	(62.0)
Purchase of treasury stock	(0.9)	—	—	—	(0.9)
Proceeds from the exercise of stock options	0.2	—	—	—	0.2
Cash Provided by (Used in) Financing Activities	107.2	—	(1.4)	(96.5)	9.3
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.6	0.1	—	0.7
(Decrease) Increase in Cash and Cash Equivalents	(73.4)	9.6	18.5	2.5	(42.8)
Cash and Cash Equivalents, Beginning of Period	92.3	—	39.7	(2.5)	129.5
Cash and Cash Equivalents, End of Period	$18.9	$9.6	$58.2	$—	$86.7

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(27.9)	$72.6	$29.9	$—	$74.6
Investing Activities
Capital expenditures	—	(56.6)	(7.8)	—	(64.4)
Proceeds from property dispositions	—	—	7.8	—	7.8
Cash Used in Investing Activities	—	(56.6)	—	—	(56.6)
Financing Activities
Intercompany contributions	57.3	(18.9)	(38.4)	—	—
Debt repayments	(51.0)	—	—	—	(51.0)
Purchase of treasury stock	(1.0)	—	—	—	(1.0)
Proceeds from the exercise of stock options	1.2	—	—	—	1.2
Cash Provided by (Used in) Financing Activities	6.5	(18.9)	(38.4)	—	(50.8)
Effect of Exchange Rate on Cash and Cash Equivalents	—	—	(3.7)	—	(3.7)
Decrease in Cash and Cash Equivalents	(21.4)	(2.9)	(12.2)	—	(36.5)
Cash and Cash Equivalents, Beginning of Period	101.2	3.9	43.9	—	149.0
Cash and Cash Equivalents, End of Period	$79.8	$1.0	$31.7	$—	$112.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
The following will be discussed and analyzed:

•	Acquisition of Medsystems Holdings, Inc.

•	Overview of Business

•	Results of Operations

•	Liquidity and Capital Resources

•	Legal Matters

•	New Accounting Standards

•	Information Concerning Forward-Looking Statements
Acquisition of Medsystems Holdings, Inc.
On May 2, 2016, Halyard acquired all of the issued and outstanding capital stock of Medsystems Holdings, Inc. (“Medsystems”) a Delaware corporation, for a purchase price of $175 million, net of cash acquired (the “Acquisition”). The Acquisition was funded with a combination of cash on hand and our Revolving Credit Facility (see Note 5 to the condensed consolidated financial statements, “Debt”). Medsystems owns and conducts its primary business through CORPAK Medsystems (“Corpak”). Corpak’s innovative enteral access solutions and portfolio of nasogastric feeding tubes complements our existing enteral feeding products and creates a complete offering of enteral feeding solutions within our Medical Devices Segment. Upon Acquisition, we initiated activities to integrate the operations of Corpak into our company. These activities include, but not limited to, integration of corporate functions, information technology and alignment with our operations.
In June 2016, we initiated a restructuring plan to close the Medsystems corporate headquarters and operating facility in Buffalo Grove, Illinois and consolidate operations into our existing corporate and operational facilities by the third quarter of 2017 (the “Plan”). For the three and nine months ended September 30, 2016, we have accrued $1 million and $4 million, respectively for severance and benefits for employees impacted by the Plan. In each of the three and nine months ended September 30, 2016, we have paid $1 million to affected employees and the remaining accrual for severance and employee benefits was $3 million as of September 30, 2016.
For the three and nine months ended September 30, 2016, we have incurred $4 million and $15 million, respectively, for the acquisition, integration and restructuring activities described above, which are included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements.
See Note 2 to the condensed consolidated financial statements, “Business Acquisition” for further details regarding the Acquisition, including a preliminary purchase price allocation, and the subsequent integration and restructuring activities.
Overview of Business
Our S&IP market environment remains challenging, yet we continue to defend our leading market positions and have introduced seven new products in the S&IP business so far this year. In the three months ended September 30, 2016, S&IP sales volume decreased by 2% compared to the same period last year but increased by 2% for the nine months ended September 30, 2016. Sales volume was driven by lower volume in surgical drapes and gowns offset by demand for exam gloves primarily in North America and Asia-Pacific. Price erosion continued through the period, causing a 3% decline in S&IP selling prices in each of the three and nine months ended September 30, 2016. Our Medical Devices results were driven by incremental sales from the Acquisition and improved volume across all product categories.

Results of Operations
This discussion and analysis compares the results for the three and nine months ended September 30, 2016 to the same periods in 2015.
Net Sales by Segment

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Net Sales
S&IP	$248.8	$257.4	(3.3)%	$760.2	$767.5	(1.0)%
Medical Devices	145.2	126.1	15.1	413.4	375.3	10.2
Corporate and Other	3.5	6.0	N.M.	8.7	30.2	N.M.
Total Net Sales	$397.5	$389.5	2.1%	$1,182.3	$1,173.0	0.8%
______________________________
N.M. - Not meaningful
Percentage Change

		Changes Due To
Third Quarter	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Consolidated	2%	—%	(2)%	1%	3%
S&IP	(3)	(2)	(3)	1	1
Medical Devices	15	4	—	1	10

Year-to-date
Consolidated	1%	3%	(2)%	—%	—%
S&IP	(1)	2	(3)	—	—
Medical Devices	10	4	—	—	6
______________________________
(a) Volume excludes Corpak net sales and changes in sales volume to Kimberly-Clark.
(b) Other includes Corpak net sales, changes in sales volume to Kimberly-Clark and rounding.
Third Quarter 2016 Compared to Third Quarter 2015
Net sales for the three months ended September 30, 2016 of $398 million were 2% higher compared to the same period last year primarily due to higher volume in the Medical Devices business, which includes Corpak, partially offset by lower sales of rolled non-woven materials to Kimberly-Clark Corporation (“Kimberly-Clark”) that is included in “Corporate and Other.”
Surgical and Infection Prevention
S&IP net sales decreased 3% to $249 million compared to net sales of $257 million in the prior year due to a 3% price loss, primarily in exam gloves and surgical drapes and gowns, and lower sales volume in surgical drapes and gowns partially offset by volume gains in exam gloves.
Medical Devices
Medical Devices net sales increased 15% to $145 million, compared to net sales of $126 million in the prior year with 11% attributable to the Corpak acquisition and 4% from higher sales volume across all product categories.
First Nine Months of 2016 Compared to the First Nine Months of 2015
Net sales for the nine months ended September 30, 2016 increased 1% compared to last year. Higher sales volume in exam gloves and across all product categories within the Medical Devices business was partially offset by continued price loss in S&IP, lower sales of non-woven materials to Kimberly-Clark that are included in “Corporate and Other” and lower sales volume, particularly in surgical drapes and gowns.
Surgical and Infection Prevention
S&IP net sales decreased by 1% to $760 million compared to $768 million last year. Price loss of 3% and unfavorable sales volume, primarily in surgical drapes and gowns, was partially offset by volume gains in exam gloves.

Medical Devices
Medical Devices net sales increased by 10% compared to the prior year with 6% from the Corpak acquisition and 4% from higher sales volume in all product categories.
Net Sales By Geographic Region

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Net Sales
North America	$294.1	$292.7	0.5%	$887.0	$889.4	(0.3)%
Europe, Middle East and Africa	49.6	48.9	1.4	148.6	147.1	1.0
Asia Pacific and Latin America	53.8	47.9	12.3	146.7	136.5	7.5
Total Net Sales	$397.5	$389.5	2.1%	$1,182.3	$1,173.0	0.8%
Third Quarter 2016 Compared to Third Quarter 2015
Net sales in North America were even in the three months ended September 30, 2016 compared to the prior year. Net sales were driven primarily by the Corpak acquisition and higher sales volume, partially offset by lower sales of rolled non-woven materials to Kimberly-Clark and unfavorable pricing. In our S&IP business, unfavorable pricing for exam gloves was partially offset by higher exam glove sales volume. In our Medical Devices business, there was higher sales volume in interventional pain and respiratory health.
Net sales in Europe, Middle East and Africa increased by 1% primarily due to incremental sales from Corpak and higher S&IP volume in surgical drapes and gowns partially offset by unfavorable pricing.
In Asia Pacific and Latin America, net sales increased by 12% driven primarily by higher sales volume, primarily in exam gloves partially offset by unfavorable pricing, primarily in exam gloves.
First Nine Months of 2016 Compared to the First Nine Months of 2015
Net sales in North America were even in the nine months ended September 30, 2016 compared to the prior year. Lower sales of non-woven materials to Kimberly-Clark were offset by the incremental sales from the Acquisition. S&IP net sales were lower due to price loss, particularly in exam gloves, and lower volume in surgical drapes and gowns partially offset by volume gains in exam gloves. Medical Devices net sales in North America were higher than the prior year primarily due to the Corpak acquisition and higher volume across all product categories.
Net sales in Europe, Middle East and Africa increased by 1% compared to the prior year primarily due to the Corpak acquisition and higher sales volume partially offset by unfavorable pricing. In our S&IP business, price loss, particularly in exam gloves, and unfavorable currency exchange rates were partially offset by higher sales volume in surgical drapes and gowns. In the Medical Devices business, incremental sales volume from Corpak and higher digestive health sales volume were partially offset by unfavorable pricing.
Net sales in Asia Pacific and Latin America increased by 7% primarily due to higher volume, primarily in exam gloves partially offset by unfavorable pricing. In Medical Devices, higher volume was partially offset by unfavorable pricing.

Operating Profit by Segment

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Operating Profit (Loss)
S&IP	$22.2	$26.3	(15.6)%	$71.9	$71.3	0.8%
Medical Devices	31.9	28.5	11.9	90.6	86.6	4.6
Corporate and Other(a)	(27.3)	(31.2)	(12.5)	(77.4)	(82.6)	(6.3)
Goodwill impairment	—	(475.5)	N.M.	—	(475.5)	N.M.
Other (expense) and income, net(b)	(5.9)	(9.3)	N.M.	(13.5)	2.0	N.M.
Total Operating Profit (Loss)	$20.9	$(461.2)	N.M.	$71.6	$(398.2)	N.M.
______________________________

(a)
Corporate and Other for the three and nine months ended September 30, 2016 includes $16 million and $48 million, respectively, of general expenses, $7 million and $11 million, respectively, of post spin-related transition expenses, $4 million and $15 million, respectively, of acquisition, integration and restructuring expenses related to the Acquisition (See Note 2 to the condensed consolidated financial statements, “Business Acquisition”) and $0 million and $4 million, respectively, of costs related to corporate sales. Corporate and Other for the three and nine months ended September 30, 2015 includes $13 million and $36 million, respectively, of general expenses and $16 million and $46 million, respectively, of post spin-related transition expenses and $2 million and $0 million of costs, respectively, from corporate sales.

(b)	Other expense includes amounts incurred related to litigation matters. See Note 8 to the condensed consolidated financial statements, “Commitments and Contingencies.”
Third Quarter 2016 Compared to the Third Quarter 2015
Operating profit for the three months ended September 30, 2016 was $21 million compared to a $461 million loss in the same period last year. The prior year operating loss was primarily due to a $476 million goodwill impairment charge. Besides the prior-year goodwill impairment charge, S&IP price loss in exam gloves and sterilization along with Acquisition-related costs were partially offset by volume gains across all product categories in the Medical Devices business, lower manufacturing costs and lower spin-related transitional costs.
Surgical and Infection Prevention
S&IP operating profit decreased to $22 million, compared to $26 million in the prior year driven primarily by unfavorable pricing, primarily in exam gloves, partially offset by lower manufacturing costs and favorable currency exchange rates.
Medical Devices
Medical Devices operating profit increased 12% to $32 million, compared to $29 million in the prior year driven by the Corpak acquisition and higher sales volume partially offset by increased research and development spending and higher selling expenses to drive future growth.
First Nine Months of 2016 Compared to the First Nine Months of 2015
Operating profit for the nine months ended September 30, 2016 was $72 million compared to an operating loss of $398 million in the prior year. The operating loss in the prior year was driven by a goodwill impairment charge of $476 million that was partially offset by a $12 million gain that was realized on the sale of an exam glove manufacturing facility in Thailand. Besides the goodwill impairment charge and gain on sale in the prior year, S&IP price loss in exam gloves and sterilization along with Acquisition-related costs were partially offset by volume gains across all product categories in the Medical Devices business, lower manufacturing costs and lower spin-related transition expenses.
Surgical and Infection Prevention
S&IP operating profit increased 1% to $72 million primarily driven by higher sales volumes, favorable currency exchange rates and lower manufacturing costs partially offset by unfavorable pricing.
Medical Devices
Medical Devices operating profit increased to $91 million compared to $87 million in the prior year primarily due to higher sales volumes, favorable currency exchange rates and the effect of the Corpak acquisition partially offset by unfavorable pricing.
Interest Expense
Interest expense on our senior secured term loan, senior unsecured notes and revolving credit facility was $8 million and $25 million for each of the three and nine months ended September 30, 2016 and 2015.

Provision for Income Taxes
The provision for income taxes was $4 million and $18 million for the three and nine months ended September 30, 2016 compared to $2 million and $18 million for the three and nine months ended September 30, 2015. Our effective tax rate for the three and nine months ended September 30, 2016 was 28% and 37% compared to 0% and (4)% in the three and nine months ended September 30, 2015 primarily due to the goodwill impairment charge in the prior year.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided from operating activities and amounts available under our revolving credit facility. As of September 30, 2016, $67 million of our $87 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently have no plans to repatriate such earnings. We believe that our ability to generate cash from domestic and international operations and our existing available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other needs for the foreseeable future for both our domestic and international operations. Furthermore, we do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Operating Activities
Operating activities provided $144 million in the nine months ended September 30, 2016 compared to $75 million in the nine months ended September 30, 2015. Changes in operating assets and liabilities provided $44 million in cash in the nine months ended September 30, 2016 compared to using $13 million of cash in the comparable prior year period. For the remainder of 2016, we expect to use operating cash flow to fund our working capital requirements, capital expenditures and to repay the borrowings on our Revolving Credit Facility.
Investing Activities
Investing activities used $197 million in the nine months ended September 30, 2016 which includes $175 million used in the Acquisition and $22 million of capital expenditures. Investing activities used $57 million in the nine months ended September 30, 2015 which includes $64 million of capital expenditures partially offset by $8 million of proceeds from property dispositions in the same period last year.
Financing Activities
Financing activities provided $9 million in the nine months ended September 30, 2016, primarily composed of $72 million of borrowings from our Revolving Credit Facility to partially fund the Acquisition and subsequent repayments on the Revolving Credit Facility of $62 million. Financing activities used $51 million in the prior year, consisting of long-term debt repayments.
As of September 30, 2016, debt was $589 million and consisted of (i) $333 million, net of unamortized discount, on our Senior Secured Term Loan, (ii) $246 million, net of unamortized discount, on our Senior Unsecured Notes and (iii) $10 million of borrowings from our Revolving Credit Facility.
Funds under the Revolving Credit Facility are available for our working capital and other liquidity requirements. On May 2, 2016, we borrowed $72 million under our Revolving Credit Facility to partially fund our acquisition of Medsystems. See Note 2 to the accompanying condensed consolidated financial statements, “Business Acquisition” for a description of this acquisition. By September 30, 2016, we had repaid $62 million of the borrowings on our Revolving Credit Facility. As of September 30, 2016, we had $10 million of borrowings and letters of credit of $4 million outstanding under the Revolving Credit Facility, leaving $236 million available for borrowing. See Note 5 to the accompanying condensed consolidated financial statements, “Debt” for further details regarding our debt agreements.
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

Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three months and nine months ended September 30, 2016 and September 30, 2015 and our financial position as of September 30, 2016 and December 31, 2015. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

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
With the participation of management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
As discussed in Note 2 to the condensed consolidated financial statements in this Form 10-Q, on May 2, 2016, we completed the Medsystems Holdings, Inc. acquisition. The results of operations of the acquired Medsystems business are included in our results of operations beginning May 2, 2016. We are currently in the process of evaluating Medsystems’ internal controls over financial reporting. Other than the changes resulting from the Medsystems acquisition, there have been no changes in our internal control over financial reporting that occurred during three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the three and nine months ended September 30, 2016, we have incurred $5 million and $15 million, respectively, for such matters. Amounts incurred related to these matters in the comparable prior year periods were not material.
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
On October 12, 2016, after the DOJ submitted filings on behalf of itself and various States declining to intervene in two qui tam matters, both matters were unsealed. One of those matters is U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C. D. Cal.), filed on October 27, 2014. The other of those matters is U.S. ex rel. Edgett, et al. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al, No. 3:15-cv-00434-B (N.D. Tex.), filed on February 9, 2015. Both cases allege, among other things, violations of both the federal and state False Claims Acts in connection with the marketing and sale of certain surgical gowns. The plaintiff-relators can elect to move forward with these cases, despite the declinations by the DOJ and the various States, though the complaints have not been served as of this time. We expect that we have an Indemnification Obligation for these two matters under the distribution agreement with Kimberly-Clark.
We were served with a complaint in a matter styled Jackson v. Halyard Health, Inc., Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-05093-LTS (S.D.N.Y.), filed on June 28, 2016. In that case, the plaintiff brings a putative class action against the Company, our Chief Executive Officer, our Chief Financial Officer and other defendants, asserting claims for violations of the Securities Exchange Act, Sections 10(b) and 20(a). The plaintiff alleges that the defendants made misrepresentations and failed to disclose certain information about the safety and effectiveness of our MicroCool gowns and thereby artificially inflated the Company’s stock prices during the respective class periods. The alleged class period for purchasers of Kimberly-Clark securities who subsequently received Halyard Health securities is February 25, 2013 to October 21, 2014, and the alleged class period for purchasers of Halyard Health securities is October 21, 2014 to April 29, 2016. We intend to vigorously defend this matter.

We were also served with a complaint in a matter styled Margaret C. Richardson Trustee of the Survivors Trust Dated 6/12/84 for the Benefit of the H&M Richardson Revocable Trust v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-06296 (S. D. N. Y.), filed on August 9, 2016. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and alleges that the defendants breached their fiduciary duty, were unjustly enriched, and violated Section 14(A) of the Securities and Exchange Act in connection with Halyard Health, Inc.’s marketing and sale of MicroCool gowns. We intend to vigorously defend this matter.
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

HALYARD HEALTH, INC.
(Registrant)

November 3, 2016	By:	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 3, 2016	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)