Form 10-K
period 2016-12-31
Halyard Health, Inc.
filed 2017-02-27
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates or registrant on June 30, 2016 was $1,515,823,183.
As of February 21, 2017, there were 46,681,798 shares of Halyard Health, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Halyard’s Annual Meeting of Stockholders to be held on April 27, 2017 is incorporated by reference into Part III.

HALYARD HEALTH, INC.

PART I
ITEM 1.    BUSINESS
Overview
Halyard Health, Inc. is a medical technology company focused on eliminating pain, speeding recovery and preventing infection for healthcare providers and patients in more than 100 countries. Headquartered in Alpharetta, Georgia, Halyard is committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. The company’s Medical Devices and Surgical and Infection Prevention (“S&IP”) business segments develop, manufacture and market clinically superior solutions around the globe.
Unless the context indicates otherwise, the terms “Halyard,” “Company,” “we,” “our” and “us” refer to Halyard Health, Inc. and its consolidated subsidiaries. References to “Kimberly-Clark” mean Kimberly-Clark Corporation, a Delaware corporation, and its subsidiaries.
On October 31, 2014, Kimberly-Clark distributed all of our capital stock to its shareholders and completed a previously announced spin-off of its healthcare division (the “Spin-off”). Halyard was incorporated as a Delaware corporation in February, 2014 in anticipation of that Spin-off and Kimberly-Clark transferred its Health Care business to us prior to the Spin-off.
On May 2, 2016, Halyard acquired all of the issued and outstanding capital stock of Medsystems Holdings, Inc. (“Medsystems”) a Delaware corporation. Medsystems owns and conducts its primary business through CORPAK Medsystems (“Corpak”). Corpak’s innovative enteral access feeding solutions and portfolio of nasogastric feeding tubes complement our existing enteral feeding products and create a complete offering of enteral feeding solutions within our Medical Devices segment. See “Business Acquisition” in Note 2 to the consolidated financial statements in Item 8 of this report.
The address of our principal executive offices is 5405 Windward Parkway, Suite 100 South, Alpharetta, Georgia 30004, and our telephone number is (678) 425-9273.
Business Segments
We are organized into two operating segments based on product groupings: Medical Devices and S&IP. These operating segments, which are also our reportable global business segments, were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes general corporate costs and expenses not associated with the business units including charges related to business acquisition, integration and restructuring, pre-Spin-off transaction, post-Spin-off transition, certain litigation matters, manufacturing footprint changes in Thailand and goodwill impairment.
The principal sources of revenue in each global business segment are described below:

•
Medical Devices provides a portfolio of innovative product offerings focused on pain management, respiratory and digestive health to improve patient outcomes and reduce the cost of care. These products include post-operative pain management solutions, minimally invasive interventional (or chronic) pain therapies, closed airway suction systems and enteral feeding tubes. Products in this segment are sold under the ON-Q, COOLIEF, MICROCUFF, MIC-KEY, QUIKBLOC, HOMEPUMP, CORTRAK and other brand names.

•
S&IP provides healthcare supplies and solutions that target the prevention of healthcare-associated infections. This segment has recognized brands across its portfolio of product offerings, including sterilization wrap, surgical drapes and gowns, facial protection, protective apparel and medical exam gloves. This business is also a global leader in education to prevent healthcare-associated infections. Products in this segment are sold under the HALYARD ONE-STEP, QUICK CHECK, SMART-FOLD, POWERGUARD, MICROCOOL, AERO BLUE, AERO CHROME, FLUIDSHIELD, PURPLE NITRILE, LAVENDER, STERLING, BLACK-FIRE and other brand names.

For additional information concerning our business segments, please refer to Note 14 to the consolidated financial statements in Item 8 of this report.

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
Distribution
While our products are generally marketed directly to hospitals and other healthcare providers, they are generally sold through third-party distribution channels.
Our products are sold principally through independent wholesale distributors, with some sales directly to healthcare facilities and other end-user customers. In 2016, approximately 67% of our net sales in North America were made through distributors. Globally, sales to Owens & Minor, Inc. (“Owens”), one of our distributors, accounted for approximately 11% of our 2016 net sales. No other customer or distributor accounted for more than 10% of our net sales in 2016. Owens purchases both Medical Device and S&IP products from us under standard terms and conditions of sale. In certain cases, Owens also competes with us. See “Competition.”
Approximately 44% of our 2016 global net sales, including sales to wholesale distributors, were contracted through four major national GPOs, principally relating to our S&IP business. Of these 2016 GPO-contracted sales, 21% were represented by contracts that will expire by the end of 2017, 50% were represented by contracts that will expire between 2018 and 2019 and 29% were represented by contracts that will expire between 2020 and 2021.
Outside North America, sales are made either directly to end-user customers or through distributors, depending on the market served. In 2016, approximately 71% of our net sales outside North America were made through wholesalers or distributors.
We operate six major distribution centers located in North America, Europe, Australia and Japan that ship multiple finished products to multiple customers, as well as eleven other distribution sites that also have customer shipping capabilities, in order to optimize cost and customer service requirements.
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
Competition
While no single company competes with us across the breadth of our offerings, we face significant competition in U.S. and international markets.
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

Competitors for our Medical Device products are fragmented by particular product category, and the individual markets for these products are highly competitive. Major competitors of our Medical Devices business include, among others:

•
Pain Management: B. Braun Medical Inc., Boston Scientific Corporation, Abbott Laboratories (formerly St. Jude Medical), Pacira Pharmaceuticals, Inc., Stryker Corporation, Teleflex Incorporated, Ambu A/S and Baxter International, Inc.

•	Respiratory: Becton, Dickinson and Company, Stryker Corporation (formerly Sage Products, LLC) and Smiths Medical

•	Digestive Health: Boston Scientific Corporation, Cook Medical, and Applied Medical Technology, Inc.
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
Surgical and Infection Prevention
In developed markets, the major competitors of our S&IP business include Cardinal Health, Inc., Medline Industries, Inc., Hogy Medical, Multigate Medical Products, Mölnlycke Health Care and HARTMANN Group. In the United States several of our distribution partners and GPOs are also competitors or are increasingly seeking to compete with us by direct sourcing their own products. In developing and emerging markets, we compete against reusable products, or low usage of infection prevention products, due in large part to limited awareness and eduction on infection prevention practices and products.
The highly competitive environment of the S&IP business requires us to seek out technological innovations and to market our products effectively. Our products face competition from other brands that may be less expensive than our products and from other companies that may have more resources than we do. Competitive factors include price, alternative clinical practices, innovation, quality and reputation. To successfully compete, we must demonstrate that our products offer higher quality, more innovative features or better value versus other products.
Research and Development
We continuously engage in research and development to commercialize new products and enhance the effectiveness, reliability and safety of our existing products. We incurred $41 million in 2016, $32 million in 2015 and $34 million in 2014 on research and development to develop new products and processes, and to improve existing products and processes. These expenses consisted primarily of salaries and related expenses for personnel, product trial costs, outside laboratory and license fees, the costs of laboratory equipment and facilities and asset write-offs for equipment that does not reach success in product manufacturing certifications. We intend to increase our research and development efforts as a key strategy for growth.
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
In our S&IP business, we are focused on maintaining our market position by providing innovative customer-preferred product enhancements, with a particular focus on the operating room. Leveraging customer insights and our vertically integrated manufacturing capabilities, we seek to continuously improve our product designs, specifications and features to deliver cost efficiencies while improving healthcare worker and patient protection. We continuously refresh our surgical drape and gown portfolio to ensure that our products are aligned with the latest medical and procedural standards. Our research team works with healthcare providers to develop and design exam glove and apparel portfolios that optimize comfort and fit and provide cost-effective infection prevention solutions for use throughout the hospital.

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
We hold numerous patents and have numerous patent applications pending in the United States and other countries that relate to the technology used in many of our products. In our Medical Devices segment, we utilize patents in our surgical pain management, chronic pain management, respiratory health and digestive health products. These patents generally expire between 2019 and 2034. None of the patents we license from third parties are material to our Medical Devices segment. In our S&IP segment, we utilize patents in our sterilization wrap, surgical drapes and gowns, facial protection, protective apparel and medical exam gloves. These patents generally expire between 2017 and 2033. None of the patents we license from third parties are material to our S&IP segment.
We may distribute products bearing the Kimberly-Clark brand through April of 2017 under a royalty agreement that we have with Kimberly-Clark. Efforts to ensure our customers’ transition from the Kimberly-Clark brand to our Halyard-branded products are substantially complete.
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
Employee and Labor Relations
In our worldwide operations, we had approximately 12,000 employees as of December 31, 2016. We believe that we have good relations with our employees.
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
We depend on the availability of various components, raw materials and manufactured products supplied by others for our operations. If the capabilities of our suppliers and third-party manufacturers are limited or stopped, due to quality, regulatory or other reasons, it could negatively impact our ability to manufacture or deliver our products and could expose us to regulatory actions. Further, for quality assurance or cost effectiveness, we purchase from sole suppliers certain components and raw materials such as polymers used in our S&IP products, latex bladders for our pain pumps, and nitrile for our medical exam gloves. Although there are other sources in the market place for these items, we may not be able to quickly establish additional or replacement sources for certain components or materials due to regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products. The loss of any sole supplier or any sustained supply interruption that affects our ability to manufacture or deliver our products in a timely or cost effective manner could have a material adverse effect on our business, results of operations, financial condition and cash flows.
An interruption in our ability to manufacture products may have a material adverse effect on our business.
Many of our key products are manufactured at single locations, with limited alternate facilities, including in certain cases by third-party manufacturers. If one or more of these facilities experience damage, or if these manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, including natural disasters, prolonged power or equipment failures or labor dispute, it may not be possible to timely manufacture the relevant products at previous levels or at all. A reduction or interruption in any of these manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Disruptions in the financial markets and other macro-economic challenges affecting the economy and the economic outlook of the United States, Europe, Japan, China and other parts of the world may have an adverse impact on our results of operations, financial condition and cash flows. Economic conditions and depressed levels of consumer and commercial spending have caused and may continue to cause our customers to reduce, modify, delay or cancel plans to purchase our products, and we have observed certain hospitals delaying and prioritizing purchasing decisions, which has had and may continue to have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, as a result of economic conditions, our customers inside and outside the United States, including foreign governmental entities or other entities that rely on government healthcare systems or government funding, may be unable to pay their obligations on a timely basis or to make payment in full. If our customers’ cash flow or operating and financial performance deteriorate or fail to improve, or if our customers are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment of accounts receivable owed to us. These conditions also may have an adverse effect on certain of our suppliers who may reduce output or change terms of sales, which could cause a disruption in our ability to produce our products. Any inability of current and/or potential customers to pay us for our products or any demands by our suppliers for different payment terms may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Currency exchange rate fluctuations could have a material adverse effect on our business and results of operations.
Due to our international operations, we transact business in many foreign currencies and are subject to the effects of changes in foreign currency exchange rates, including the Thai baht, Malaysian ringgit, Mexican peso, Japanese yen, Australian dollar and the Euro. Our financial statements are reported in U.S. dollars with international transactions being translated into U.S. dollars. If the U.S. dollar strengthens in relation to the currencies of other countries where we sell our products, our U.S. dollar reported net sales and income will decrease. Additionally, we incur significant costs in foreign currencies and a fluctuation in those currencies’ value can negatively impact manufacturing and selling costs. While we have in the past engaged, and may in the future engage, in various hedging transactions in attempts to minimize the effects of foreign currency exchange rate fluctuations, there can be no assurance that these hedging transactions will be effective. Changes in the relative values of currencies occur regularly and could have an adverse effect on our business, results of operations, financial condition and cash flows.
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
In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “PPACA”). Among other initiatives, the legislation implemented a 2.3% excise tax on the sales of certain medical devices in the United States, effective January 2013. In 2015, the excise tax had an impact on us of approximately $6 million, but was suspended for 2016. As a result of the passage of the Consolidated Appropriations Act in December 2016, the medical device excise tax has been suspended for the 2017 and 2018 calendar years. In addition, the legislation implemented payment system reforms and significantly altered Medicare and Medicaid reimbursements for medical services and medical devices, which could result in downward pricing pressure and decreased demand for our products.
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
In addition, the United States Government is currently evaluating the potential repeal and potential replacement of all or parts of the PPACA. Any such repeal or replacement may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
Most of our manufacturing facilities are outside the United States in Honduras, Mexico, Thailand, France, Germany and Tunisia. We also use contract manufacturers to manufacture products on our behalf in China, Indonesia and Malaysia and source many of our raw materials and components from foreign suppliers. We distribute and sell our products in over 100 countries. In 2016, approximately 25% of our net sales were generated outside of North America and we expect this percentage will grow over time. Our operations outside of the United States are subject to risks that are inherent in conducting business internationally, including compliance with both United States and foreign laws and regulations that apply to our international operations. These laws and regulations include robust data privacy requirements, labor relations laws that may impede employer flexibility, tax laws, anti-competition regulations, import, customs and trade restrictions, export requirements, economic sanction laws, environmental, health and safety laws, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. Given the high level of complexity of these laws, there is a risk that some provisions may be violated inadvertently or through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. In addition, these laws are subject to changes, which may require additional resources or make it more difficult for us to comply with these laws. Violations of the laws and regulations governing our international operations could result in fines or criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to manufacture or distribute our products in one or more countries and could have a material adverse effect on our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, results of operations, financial condition and cash flows. Our success depends, in part, on our ability to anticipate and prevent or mitigate these risks and manage difficulties as they arise.
We may be subject to trade protection measures that are being contemplated by the United States Government that may result in new or higher tariffs, import-export restrictions and taxes. Changes in, or revised interpretations of import-export laws or international trade agreements, along with new or increased tariffs, trade restrictions or taxation on income earned or goods manufactured outside the United States may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

10

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
We intend to supplement our growth through strategic acquisitions of, investments in and alliances with new medical technologies. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to identify and then properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business. These types of transactions may require more resources and investments than originally anticipated, may divert management’s attention from our existing business, may result in exposure to unexpected liabilities of the acquired business, and may not result in the expected benefits, savings or synergies. There can be no assurance that we will be able to identify and successfully make strategic acquisitions of, investments in and alliances with new medical technologies or that any past or future acquisition, investment or alliance will be cost-effective, profitable or successful.
We have a significant amount of debt that could adversely affect our business.
Our indebtedness includes $250 million of 6.25% senior unsecured notes and $339 million owed on a term loan. This debt could have important consequences to us and our investors, including:

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
We may need additional financing in the future to meet our capital needs or to make acquisitions and such financing may not be available on favorable terms, if at all.
We intend to increase our investment in research and development activities and make acquisitions. Accordingly, we may need to seek additional debt or equity financing. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If we lose a previously assigned credit rating or adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business.
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
Our ability to compete effectively depends upon our ability to attract and retain executives and other key employees, including people in technical, marketing, sales, and research and development positions. Competition for experienced employees, particularly for persons with specialized skills, can be intense. Our ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. If we cannot effectively recruit and retain qualified executives and employees, our business could be materially adversely affected.
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
The historical combined and consolidated financial data included in this annual report on Form 10-K presents our results of operations, financial position and cash flows as a stand-alone public company in 2016, 2015 and for the period from November 1, 2014 through December 31, 2014, but as Kimberly-Clark’s Health Care business through October 31, 2014 (the Spin-off date). Prior to the Spin-off date, the historical combined financial data presented the results and financial position of Kimberly-Clark’s Health Care business that was transferred to us at the Spin-off date as that business was operated by Kimberly-Clark. Our historical combined financial data included in this Form 10-K for the periods prior to the Spin-off are derived from the historical consolidated financial statements and accounting records of Kimberly-Clark. Accordingly, this data may not be indicative of our future performance, or necessarily reflect what our financial position and results of operations or cash flows would have been, had we operated as a separate, stand-alone publicly-traded entity during all of the periods presented.
Risks Related to Ownership of Halyard Common Stock
We cannot guarantee that our stock price will not decline or fluctuate significantly.
The price at which Halyard common stock trades has and may continue to fluctuate significantly. The market price, or fluctuations in price, for Halyard common stock may be negatively influenced by many factors, including:

•	actual or unanticipated fluctuations in our quarterly and annual operating results,

•	our failure to achieve the quarterly financial results forecast provided from time to time by the securities analysts who cover our stock,

•	the outcome of litigation and enforcement actions,

•	developments generally affecting the healthcare industry,

•	changes in market valuations of comparable companies,

•	the amount of our indebtedness,

•	general economic, industry and market conditions,

•	the depth and liquidity of the market for Halyard common stock,

•	price fluctuations in key commodities,

•	fluctuations in interest and currency exchange rates,

•	our dividend policy, and

•	perceptions of or speculations by the press or investment community.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own or lease operating facilities located throughout the world that handle manufacturing production, assembly, research, quality assurance testing, distribution and packaging of our products. We believe our facilities are suitable and adequate for our present operations. We lease our principal executive offices that are located in Alpharetta, Georgia. The locations of our principal production facilities owned or leased by us around the world are as follows:

Segment	Location	Country	Owned/Leased
Medical Devices	Nogales	Mexico	Owned
Medical Devices	Nogales	Mexico	Leased
Medical Devices	Tucson, Arizona	USA	Leased
Medical Devices	Magdalena	Mexico	Leased
Medical Devices	Tijuana	Mexico	Leased
Medical Devices	Buffalo Grove, Illinois	USA	Leased
Medical Devices	Weinheim	Germany	Leased
Medical Devices	Marseille	France	Leased
Medical Devices	Sousse	Tunisia	Leased
S&IP	Tambol Prik	Thailand	Owned
S&IP	Lexington, North Carolina	USA	Owned
S&IP	Acuña	Mexico	Owned
S&IP	Nogales	Mexico	Leased
S&IP	Villanueva	Honduras	Leased
ITEM 3.    LEGAL PROCEEDINGS
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark prior to the Spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the years ended December 31, 2016 and 2015, we have incurred $20 million and $17 million, respectively, related to these matters.
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

We have an Indemnification Obligation for, and have assumed the defense of, the matter styled Bahamas Surgery Center, LLC v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 2:14-cv-08390-DMG-SH (C.D. Cal.) (“Bahamas”), filed on October 29, 2014. In that case, the plaintiff brings a putative class action asserting claims for common law fraud (affirmative misrepresentation and fraudulent concealment) and violation of California’s Unfair Competition Law in connection with our marketing and sale of MicroCool surgical gowns. On June 1, 2016, the plaintiff moved for class certification of a California-only damages class and a California-only injunctive relief class. Although the plaintiff did not also move for certification of a nationwide class to determine liability, damages, or injunctive relief, it did move for certification of a nationwide “issue” class purporting to resolve certain issues allegedly “common” to members of that class. On July 8, 2016, we moved for summary judgment. On November 8, 2016, the court granted in part and denied in part the plaintiff’s motion for class certification. The court certified a California-only class for damages and injunctive relief arising from fraud by omission, but it rejected certification of a California-only class arising from affirmative fraud, and it also rejected certification of a nationwide “issue” class. The court also rejected the plaintiff’s request for “full restitution” damages, meaning the full value of the gowns. Instead, the court found any damages would be based on the difference between the purchase price of the gowns and what the purchase price would have been for gowns with no AAMI rating. On November 15, 2016, the court denied our motion for summary judgment. The parties remain engaged in discovery. The trial is scheduled to begin on March 28, 2017. We intend to continue our vigorous defense of the matter.
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
On October 12, 2016, after the DOJ submitted filings on behalf of itself and various States declining to intervene in two qui tam matters, both matters were unsealed. One of those matters is U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C. D. Cal.) (“Shahinian”), filed on October 27, 2014. The other of those matters is U.S. ex rel. Edgett, et al. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al, No. 3:15-cv-00434-B (N.D. Tex.) (“Edgett”), filed on February 9, 2015. Both cases allege, among other things, violations of both the federal and state False Claims Acts in connection with the marketing and sale of certain surgical gowns. On November 7, 2016, Dr. Shahinian served his complaint on Kimberly-Clark, and on February 6, 2017, he served an amended complaint on Kimberly-Clark. On January 9, 2017, Mr. Edgett served his complaint on both Kimberly-Clark and Halyard Health. We may have an Indemnification Obligation for the two matters under the distribution agreement with Kimberly-Clark. We intend to vigorously defend the cases.
We were served with a complaint in a matter styled Jackson v. Halyard Health, Inc., Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-05093-LTS (S.D.N.Y.), filed on June 28, 2016. In that case, the plaintiff brings a putative class action against the Company, our Chief Executive Officer, our Chief Financial Officer and other defendants, asserting claims for violations of the Securities Exchange Act, Sections 10(b) and 20(a). The plaintiff alleges that the defendants made misrepresentations and failed to disclose certain information about the safety and effectiveness of our MicroCool gowns and thereby artificially inflated the Company’s stock prices during the respective class periods. The alleged class period for purchasers of Kimberly-Clark securities who subsequently received Halyard Health securities is February 25, 2013 to October 21, 2014, and the alleged class period for purchasers of Halyard Health securities is October 21, 2014 to April 29, 2016. On February 16, 2017, we moved to dismiss the case. We intend to continue our vigorous defense of this matter.
We were also served with a complaint in a matter styled Margaret C. Richardson Trustee of the Survivors Trust Dated 6/12/84 for the Benefit of the H&M Richardson Revocable Trust v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-06296 (S. D. N. Y.) (“Richardson”), filed on August 9, 2016. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and alleges that the defendants breached their fiduciary duty, were unjustly enriched, and violated Section 14(A) of the Securities and Exchange Act in connection with Halyard Health, Inc.’s marketing and sale of MicroCool gowns. We were also served with a complaint in a matter styled Kai Chiu v. Robert E. Abernathy, Steven E. Voskuil, et al, No. 2:16-cv-08768 (C.D. Cal.), filed on November 23, 2016. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and makes allegations and brings causes of action similar to those in Richardson, but the plaintiff also adds causes of action for abuse of control, gross mismanagement, and waste of corporate assets. We intend to vigorously defend these matters.

We were also served with a complaint in the matter styled Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 2:16-cv-08571 (C. D. Cal.). In that case, the plaintiff makes allegations similar to those in Bahamas, Shahinian, and Edgett, and brings causes of action under federal and state false advertising laws and state unfair competition laws. We may have an Indemnification Obligation for this matter under the distribution agreement with Kimberly-Clark. We intend to vigorously defend it.
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
We maintain general and professional liability, product liability and other insurance in an amount that we believe is reasonably adequate to insulate us from material liability for claims. However, our insurance policies may not cover all of these matters and may not fully cover liabilities arising out of these matters. In addition, we may be obligated to indemnify our directors and officers against these matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our financial condition, results of operations or liquidity. However the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention. As of December 31, 2016 and 2015, we have an accrued liability which management believes is adequate for the matters described herein. The accrued liability is included in “Accrued Expenses” in the consolidated balance sheet in Item 8 of this report.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 27, 2017, together with certain biographical information, are as follows:

Name	Position
Robert E. Abernathy	Chairman of the Board and Chief Executive Officer
Rhonda D. Gibby	Senior Vice President and Chief Human Resources Officer
Christopher G. Isenberg	Senior Vice President - Global Supply Chain and Procurement
Christopher M. Lowery	Senior Vice President and Chief Operating Officer
Warren J. Machan	Senior Vice President - Business Strategy
Steven E. Voskuil	Senior Vice President and Chief Financial Officer
John W. Wesley	Senior Vice President and General Counsel
Robert E. Abernathy, age 62, has been the Chairman of our Board of Directors and our Chief Executive Officer since our Spin-off from Kimberly-Clark on October 31, 2014. He served as President Global Health Care of Kimberly-Clark from June 2014 until the Spin-off. Prior to that he served as an Executive Vice President of Kimberly-Clark from November 2013 to June 2014, and prior to that served as Kimberly-Clark’s Group President - Europe, Global Nonwovens, and Continuous Improvement & Sustainability from 2012 to November 2013. He had overall responsibility for Kimberly-Clark’s Health Care business from 1997 to early 2004. His past responsibilities at Kimberly-Clark have also included overseeing its businesses in Asia, Latin America, Eastern Europe, the Middle East and Africa, as well as operations and major project management in North America. He was appointed Vice President - North American Diaper Operations in 1992; Managing Director of Kimberly-Clark Australia Pty. Limited in 1994; Group President - Developing and Emerging Markets in 2004; and Group President - North Atlantic Consumer Products in 2008. Mr. Abernathy was selected to serve as the Chairman of our Board of Directors due to his leadership experience as an executive vice president of Kimberly-Clark, knowledge of, and experience in, the healthcare industry, international experience and governance and public company board experience.
Rhonda D. Gibby, age 49, is our Senior Vice President and Chief Human Resources Officer. Prior to the Spin-off, she had been serving as Kimberly-Clark’s Vice President - Human Resources for its global business-to-business units (K-C Professional and Kimberly-Clark’s Health Care business) as well as the leader of Kimberly-Clark’s global labor relations since 2010. Prior to that, Ms. Gibby served as Kimberly-Clark’s Global Vice President of Talent Management from 2008 to 2010. Prior to joining Kimberly-Clark in 2005, Ms. Gibby held leadership roles in operations, sales and human resources in a variety of industries and employers, including most recently at Covidien, a global healthcare products company.
Christopher G. Isenberg, age 50, is our Senior Vice President - Global Supply Chain and Procurement. Prior to the Spin-off, he had been with Kimberly-Clark for over 25 years, serving most recently as Kimberly-Clark’s Vice President of Global Health Care Manufacturing and Supply Chain since July 2012. Before assuming this role, Mr. Isenberg served as Senior Manufacturing Director for K-C Professional, beginning in January 2011. From October 2007 until January 2011, Mr. Isenberg served as Plant Manager at Kimberly-Clark’s Everett, Washington Pulp and Tissue Mill. Prior to that, he served in various manufacturing operations, marketing and other roles for Kimberly-Clark’s Family Care business.
Christopher M. Lowery, age 53, is our Senior Vice President and Chief Operating Officer, and in that role has responsibility for leading worldwide sales, marketing, research and development, quality, regulatory and clinical affairs. Prior to the Spin-off, he had been serving as Kimberly-Clark’s Vice President - Global Health Care Sales and Marketing since July 2013. Prior to this role he served as Vice President, Global Medical Devices. Mr. Lowery joined Kimberly-Clark in 2010 bringing 15 years of healthcare industry experience. Before joining Kimberly-Clark, he held several senior marketing and sales roles at Covidien, a global healthcare products company.
Warren J. Machan, age 51, is our Senior Vice President - Business Strategy. Prior to the Spin-off, he had been serving as Kimberly-Clark’s Senior Director of Strategy - Global Health Care since January 2012 and before that served as Senior Director of Finance for Kimberly-Clark’s Health Care business from 2008 to 2012. Mr. Machan served as Director of Finance and Strategic Planning for the Kimberly-Clark International business from 2004 to 2008. He joined Kimberly-Clark in 1987 and, while spending the majority of time in Kimberly-Clark’s Health Care business, he has also held roles in sales, marketing and finance for the K-C Professional, Personal Care and Family Care businesses.
Steven E. Voskuil, age 48, is our Senior Vice President and Chief Financial Officer. Prior to the Spin-off, he had been serving as Vice President - Finance for Kimberly-Clark International since September 2011 and previously served as Kimberly-Clark’s Vice President and Treasurer from January 2008 to September 2011. He joined Kimberly-Clark in 1991 in Finance and has held a variety of roles in business analysis, strategic analysis and treasury for Kimberly-Clark’s businesses worldwide. Mr. Voskuil also served as the executive sponsor for talent development for the company’s Global Finance organization.
John W. Wesley, age 58, is our Senior Vice President and General Counsel. Prior to the Spin-off, he had been serving as Kimberly-Clark’s Vice President, Deputy General Counsel and Corporate Secretary since 2009. He joined Kimberly-Clark in May 2000 as Senior Counsel, Corporate Affairs and has held a variety of positions, overseeing corporate transactions and corporate governance matters. Prior to joining Kimberly-Clark, he was a partner at the Dallas law firm of Carrington, Coleman, Sloman & Blumenthal, L.L.P., where he specialized in corporate, securities, corporate finance, mergers and acquisitions and general, commercial and business law.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Halyard common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “HYH”. The following table sets forth the quarterly high and low sales prices per share of our common stock on the NYSE:

	2016		2015
Three Months Ended:	High	Low	High	Low
March 31	$33.73	$22.76	$49.95	$42.29
June 30	34.10	26.05	50.92	40.14
September 30	37.31	32.50	41.84	27.76
December 31	39.54	31.59	34.88	26.58
We did not pay any dividends on our common stock in the years ended December 31, 2016 and 2015 and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
As of February 15, 2017, we had 16,195 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
Performance
The graph below compares the cumulative total return of our common stock from October 21, 2014, the first day of trading for our common stock on a when-issued basis, through December 31, 2016 with the cumulative return of companies comprising the Standard and Poor’s S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index. The graph plots the change in value of an initial investment of $100 in each of our common stock, the S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends, and therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	HYH	S&P MidCap 400	S&P 500 Health Care Equipment and Services
October 21, 2014	$100.00	$100.00	$100.00
December 31, 2014	110.90	107.89	110.93
March 31, 2015	120.00	114.92	122.70
June 30, 2015	98.78	115.04	127.35
September 30, 2015	69.37	106.70	115.26
December 31, 2015	81.49	111.07	124.40
March 31, 2016	70.07	116.63	124.08
June 30, 2016	79.32	122.77	135.49
September 30, 2016	84.54	129.40	137.01
December 31, 2016	90.20	140.54	133.59

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this annual report on Form 10-K (in millions, except per-share amounts):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data:
Net Sales	$1,592.3	$1,574.4	$1,672.1	$1,677.5	$1,684.0
Gross Profit	557.9	531.6	548.6	612.2	602.5
Operating Profit (Loss)	87.4	(377.7)	94.3	225.3	228.0
Income (Loss) Before Income Taxes	55.3	(410.5)	91.2	227.8	229.8
Net Income (Loss)(a)(b)(c)	39.8	(426.3)	27.1	154.6	152.6
Earnings (Loss) Per Share
Basic	$0.85	$(9.15)	$0.58	$3.32	$3.28
Diluted	$0.85	$(9.15)	$0.58	$3.32	$3.28
______________________________

(a)
Net income in 2016 includes $14 million, net of tax, of spin-related transition expenses, $13 million, net of tax, of costs related to legal expenses and litigation (see “Commitments and Contingencies” in Note 11 to the consolidated financial statements in Item 8 of this report) and $11 million, net of tax, of costs related to the acquisition of Medsystems (see “Business Acquisition” in Note 2. to the consolidated financial statements in Item 8 of this report).

(b)
Net loss in 2015 includes a $474 million goodwill impairment charge, $33 million, net of tax, of spin-related transition expenses and $11 million, net of tax, of costs related to legal expenses and litigation partially offset by a $8 million net gain on the disposal of one of our exam glove manufacturing facilities in Thailand.

(c)
Net income in 2014 includes charges of $88 million, net of tax, related to the Spin-off and $47 million, net of tax, related to our strategic changes to our manufacturing footprint and $8 million, net of tax, related to post Spin-off transition charges.

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash	$113.7	$129.5	$149.0	$44.1	$47.9
Property, Plant and Equipment, Net	260.8	279.5	277.8	324.9	325.7
Total Assets	2,071.8	2,000.2	2,517.9	2,484.0	2,534.2
Debt	579.0	578.1	626.5	11.9	75.9
Stockholders’ Equity	1,102.5	1,055.3	1,491.2	—	—
Kimberly-Clark’s Net Investment	—	—	—	2,098.7	2,045.6

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Acquisition of Medsystems Holdings, Inc.
On May 2, 2016, we acquired all of the issued and outstanding capital stock of Medsystems Holdings, Inc. (“Medsystems”) a Delaware corporation, for a purchase price of $175 million, net of cash acquired (the “Acquisition”). The Acquisition was funded with a combination of cash on hand and our revolving credit facility (see “Debt” in Note 6 to the consolidated financial statements in Item 8 of this report). Medsystems owns and conducts its primary business through CORPAK Medsystems (Medsystems and CORPAK Medsystems hereinafter referred to as “Corpak”). Corpak’s innovative enteral access feeding solutions and portfolio of nasogastric feeding tubes complement our existing enteral feeding products and create a complete offering of enteral feeding solutions within our Medical Devices segment. Upon Acquisition, we initiated activities to integrate the operations of Corpak into our company. These activities include, but are not limited to, integration of corporate functions, information technology and alignment with our operations.
In June 2016, we initiated a restructuring plan to close the Corpak corporate headquarters and operating facility in Buffalo Grove, Illinois and consolidated operations into our existing corporate and operational facilities by the third quarter of 2017 (the “Plan”). For the year ended December 31, 2016, we have accrued $4 million for severance and benefits for employees impacted by the Plan. For the year ended December 31, 2016, we have paid $1 million to affected employees and the remaining accrual for severance and employee benefits was $3 million as of December 31, 2016.
For the year ended December 31, 2016, we have incurred $18 million for the acquisition, integration and restructuring activities described above, consisting primarily of severance and benefits, consulting, legal and other costs. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying consolidated income statement.
Overview of Business
Halyard is a medical technology company focused on eliminating pain, speeding recovery and preventing infection for healthcare providers and patients. We are committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. Our Medical Devices and Surgical and Infection Prevention (“S&IP”) business segments develop, manufacture and market clinically superior solutions around the globe.
Consolidated net sales increased $18 million to $1.6 billion in the year ended December 31, 2016 driven primarily by the acquisition of Corpak, which provided $36 million of incremental net sales, along with improved volume across all product categories in the Medical Devices segment. The incremental net sales from Corpak was partially offset by lower sales of rolled non-woven materials to Kimberly-Clark, which is included in “Corporate and Other,” and price loss in the S&IP segment. The S&IP market remains challenging. However, we continue to defend our market positions and have introduced 11 new products, including five in the Medical Devices business and six in the S&IP business.
Consolidated operating profit was $87 million for the year ended December 31, 2016 compared to an operating loss of $378 million in the prior year. The primary driver of last year’s operating loss was a goodwill impairment charge of $474 million. Other items that impacted operating profit in 2016 and 2015 include the following:
Spin-related costs: In the year ended December 31, 2016, we incurred $21 million of spin-related costs, primarily for rebranding activities. Efforts to transition all of our products to Halyard-branded products are substantially complete. However, we will continue to sell products bearing the Kimberly-Clark brand through April of 2017. In the year ended December 31, 2015, we incurred $54 million of costs for spin-related activities and recognized a $12 million gain on the sale of an exam glove manufacturing facility in Thailand.
Acquisition-related costs: As mentioned earlier, we completed the acquisition of Corpak and incurred $18 million of costs incurred in connection with the Acquisition. These costs include $13 million related to acquisition and integration activities and $5 million related to restructuring activities as we consolidate Corpak’s headquarters and operating facility in Buffalo Grove, Illinois into our existing corporate and operational facilities. See “Business Acquisition” in Note 2 to the consolidated financial statements in Item 8 of this report.
Legal matters: In the year ended December 31, 2016, we incurred $20 million of expenses for certain litigation matters compared to $17 million in the prior year. See “Commitments and Contingencies” in Note 11 to the consolidated financial statements in Item 8 of this report.
Amortization expenses: In the years ended December 31, 2016 and 2015, we recorded $22 million and $26 million, respectively, of intangibles amortization expense.
Results of Operations and Related Information
This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of our results of operations. This discussion and analysis compares 2016 results to 2015 results, and 2015 to 2014.
Net Sales

	Year Ended December 31,
(in millions)	2016	2015	Change	2014	Change
Business Segment
Medical Devices	$567.3	$509.5	11.3%	$501.7	1.6%
S&IP	1,012.1	1,030.2	(1.8)	1,139.3	(9.6)
Corporate and Other	12.9	34.7	N.M.	31.1	N.M.
Total Net Sales	$1,592.3	$1,574.4	1.1%	$1,672.1	(5.8)%

Percentage Change

		Changes Due To
2016 vs. 2015	Total	Volume(a)	Pricing / Mix	Currency	Other(b)
Consolidated	1%	2%	(3)%	—%	2%
Medical Devices	11	4	—	—	7
S&IP	(2)	2	(4)	—	—

2015 vs. 2014
Consolidated	(6)%	(1)%	(1)%	(3)%	(1)%
Medical Devices	2	3	—	(1)	—
S&IP	(10)	(3)	(2)	(3)	(2)
______________________________
(a) Volume excludes Corpak net sales and changes in sales volume to Kimberly-Clark.
(b) Other includes Corpak net sales, changes in sales volume to Kimberly-Clark and rounding.
N.M. - Not meaningful
Net Sales by Segment - 2016 Compared to 2015
Net sales for the year ended December 31, 2016 were 1% higher than the prior year primarily due to incremental sales provided by Corpak and higher volume in the Medical Devices segment partially offset by lower sales of non-woven materials and price loss in the S&IP segment.
Medical Devices
Net sales in the Medical Devices segment increased 11% to $567 million for the year ended December 31, 2016, an increase of $58 million compared to last year. The acquisition of Corpak provided $36 million, or 7% of the increase, and the remaining 4% is the result of improved sales volume across all product categories within the segment.
Surgical and Infection Prevention
S&IP net sales decreased 2% to $1.0 billion, a decrease of $18 million compared to last year. Volume gains from exam gloves were more than offset by volume losses in other product categories, particularly in surgical drapes and gowns, and price loss across all product categories, but particularly in exam gloves and sterilization.
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

	Year Ended December 31,
(in millions)	2016	2015	Change	2014	Change
Geography
North America	$1,191.7	$1,193.9	(0.2)%	$1,218.5	(2.0)%
EMEA	200.6	197.4	1.6	234.9	(16.0)
Asia Pacific and Latin America	200.0	183.1	9.2	218.7	(16.3)
Total Net Sales	$1,592.3	$1,574.4	1.1%	$1,672.1	(5.8)%
Net Sales by Geographic Region - 2016 Compared to 2015
North America net sales in 2016 were even compared to 2015. Net sales from the Corpak acquisition and volume gains across all Medical Device categories and exam gloves were offset by lower sales of non-woven materials, price loss in the S&IP business, particularly in gloves, and lower S&IP volume, particularly in surgical drapes and gowns.
Net sales in EMEA increased by 2% primarily due to incremental sales from the Corpak acquisition partially offset by unfavorable currency exchange rates and price loss in both the Medical Devices and S&IP segments.
In Asia Pacific and Latin America, sales increased by 9% primarily due to volume gains, particularly in exam gloves, and across all product categories in the Medical Devices business, partially offset by price loss in exam gloves and surgical drapes and gowns.
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
Operating Profit (Loss)

	Year Ended December 31,
	2016	2015	Change	2014	Change
Business Segment
Medical Devices	$123.8	107.8	14.8%	104.6	3.1%
Surgical and Infection Prevention	90.7	98.4	(7.8)	166.3	(40.8)
Corporate and Other(a)(b)	(108.8)	(105.4)	N.M.	(180.4)	N.M.
Goodwill impairment	—	(474.0)	N.M.	—	N.M.
Other (expense) and income, net(c)(d)	(18.3)	(4.5)	N.M.	3.8	N.M.
Total Operating Profit (Loss)	$87.4	$(377.7)	N.M.	$94.3	N.M.
______________________________

(a)
Corporate and Other for the year ended December 31, 2016 includes $65 million of general expenses, $22 million of post spin-related transition expenses, $18 million of acquisition, integration and restructuring expenses related to the Acquisition (see “Business Acquisition” in Note 2 to the consolidated financial statements in Item 8 of this report) and $4 million of costs related to corporate sales.

(b)
Corporate and Other for the year ended December 31, 2015 includes $47 million of general expenses, $55 million of post spin-related transition expenses and $3 million of costs related to corporate sales.

(c)
Other (expense) income for the year ended December 31, 2016 includes $20 million related to litigation matters (see “Commitments and Contingencies in Note 11 to the consolidated financial statements in Item 8 of this report).

(d)
Other (expense) income for the year ended December 31, 2015 includes $17 million related to litigation matters, as noted in (c) above, partially offset by a $12 million gain on the sale of an exam glove manufacturing facility in Thailand.

N.M. - Not meaningful.

Operating (Loss) Profit - 2016 Compared to 2015
In 2016, our consolidated operating profit was $87 million compared to an operating loss of $378 million. The prior year’s operating loss was driven primarily by a goodwill impairment charge of $474 million. Our operating profit is impacted by a number of items, as described previously in this MD&A under “Overview of Business.”
Medical Devices
Operating profit in the Medical Devices segment was 15% higher than last year. Operating profit benefited from the incremental net sales provided by the Corpak acquisition and volume gains across all product categories partially offset by increased research and development spending and higher selling expenses to drive future growth.
Surgical and Infection Prevention
S&IP operating profit decreased 8% primarily due to the factors described previously in “Net Sales by Segment” partially offset by favorable currency exchange rates and lower costs for manufacturing and distribution.
Operating Profit - 2015 Compared to 2014
The operating loss in 2015 was driven by a $474 million goodwill impairment charge and continued net spin-related transition costs of $42 million. In 2014, “Corporate and Other” included charges of $60 million related to the exit from our glove manufacturing facility in Thailand, $89 million of pre-spin transaction charges associated with the Spin-off and incremental transition expenses of $12 million following the Spin-off.
Medical Devices
Operating profit in the Medical Devices business was 3% higher than 2014 primarily due to higher volume, manufacturing cost savings and lower general expenses related to lower intangible asset amortization expense partially offset by expenses related to operating as a stand-alone company.
Surgical and Infection Prevention
Operating profit in the S&IP business was 41% lower than 2014 primarily due to pricing and volume challenges noted in the discussion of net sales along with unfavorable currency exchange rates and higher general expenses related to operating as a stand-alone company partially offset by favorable raw materials pricing, primarily for oil-based polymers.
Interest Income and Expense
Interest income was not material in the years ended December 31, 2016 or 2015 and was $3 million in 2014.
Interest expense was $33 million in each of the years ended December 31, 2016 and 2015 and $6 million in 2014. Interest expense consists primarily of interest and amortization of debt discount and issuance costs on our senior secured term loan and our senior unsecured notes. Interest expense in 2014 represents only two months of expense since our credit facilities were established late that year. See “Debt” in Note 6 to the accompanying consolidated financial statements in Item 8 of this report for further discussion of our indebtedness.
Provision for Income Taxes
The provision for income taxes was $16 million in each of the years ended December 31, 2016 and 2015. Our effective tax rate was 28% in 2016. Our effective tax rate was (4)% in 2015 due primarily to goodwill impairment. Our effective tax rate was 70% in 2014 due to spin-related foreign cash repatriation and non-deductible transaction costs. See “Income Taxes” in Note 7 to the consolidated financial statements in Item 8 of this report.

Unaudited Quarterly Data

	2016				2015
(in millions, except per-share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net Sales	$410.0	$397.5	$400.0	$384.8	$401.4	$389.5	$389.3	$394.2
Gross Profit	142.7	138.0	140.7	136.5	133.6	131.0	134.9	132.1
Operating Profit (Loss)(a)(b)(c)	15.8	20.9	17.6	33.1	20.5	(461.2)	22.1	40.9
Net Income (Loss)	10.0	9.1	6.5	14.2	14.5	(470.5)	8.0	21.7
Earnings (Loss) Per Share:
Basic	$0.21	$0.19	$0.14	$0.30	$0.31	$(10.10)	$0.17	$0.47
Diluted	$0.21	$0.19	$0.14	$0.30	$0.31	$(10.10)	$0.17	$0.46
______________________________

(a)
Operating profit in 2016 includes $21 million of spin-related transition costs, $20 million of costs related to legal expenses and litigation (see “Commitments and Contingencies” in Note 11 to the consolidated financial statements in Item 8 of this report) and $18 million of costs related to the acquisition of Medsystems (see “Business Acquisition” in Note 2. to the consolidated financial statements in Item 8 of this report).

(b)	Operating profit (loss) in 2015 includes $42 million of net spin-related transition costs.

(c)
Operating loss in the third quarter of 2015 includes an estimated goodwill impairment charge of $476 million. The goodwill impairment charge was reduced by $2 million when the goodwill impairment analysis was completed in the fourth quarter of 2015.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available under our revolving credit facility. Cash provided by operations has been and is expected to remain a primary source of funds. Cash provided by operations has historically generated sufficient cash to fund our investments in working capital and capital expenditures. As of December 31, 2016, $59 million of our $114 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future. We believe that our ability to generate cash from domestic and international operations and the borrowing capacity under our available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
Cash and equivalents decreased by $16 million to $114 million as of December 31, 2016 compared to $130 million last year. The decrease was driven by $175 million used in our acquisition of Corpak and $29 million of capital expenditures partially offset by $189 million of cash provided by operating activities. The Corpak acquisition was initially funded with $103 million of available cash on hand and $72 million drawn from our revolving credit facility. The amount drawn from our revolving credit facility was repaid by the end of the year.
Cash and equivalents decreased by $19 million to $130 million as of December 31, 2015 compared to $149 million as of December 31, 2014. The decrease was driven primarily by $51 million of debt repayments, which includes a $50 million prepayment on our senior secured term loan, and $70 million of capital expenditures partially offset by $98 million of cash provided by operating activities.
The $105 million increase in cash and equivalents in the year ended December 31, 2014 reflects the cash flows of Kimberly-Clark’s healthcare business through October 31, 2014 and the cash flows of Halyard Health as an independent stand-alone public company from November 1, 2014 through December 31, 2014. The Spin-off payment to Kimberly-Clark, net of transfers from Kimberly-Clark of $587 million, $79 million of capital expenditures, $14 million of debt repayments and $12 million paid for debt issuance costs were more than offset by $638 million of proceeds from the issuance of debt, $148 million of cash provided by operating activities and $8 million of proceeds from the sale of property.
Operating Activities
Operating activities provided $189 million in the year ended December 31, 2016 compared to $98 million in the prior year and was favorably impacted by improvements in working capital, particularly inventories and accrued expenses, resulting in a $92 million benefit to our operating cash flow.

Operating activities provided $98 million in the year ended December 31, 2015 compared to $148 million in 2014 primarily due to lower net income, excluding goodwill and asset impairments, and net cash invested in working capital.
Investing Activities
For the year ended December 31, 2016, the $201 million used in investing activities included the acquisition of Corpak for $175 million, net of cash acquired (see “Business Acquisition” in Note 2 to the consolidated financial statements in Item 8 of this report). Capital expenditures were $29 million, using cash on hand. As of December 31, 2016, we had an additional $6 million of capital expenditures included in accounts payable and accrued expenses that are expected to be paid using cash on hand.
Investing activities used $63 million and $71 million in the years ended December 31, 2015 and 2014, respectively, consisting primarily of capital expenditures.
Financing Activities
During 2016, we borrowed and repaid $72 million on our revolving credit facility, and paid $1 million of debt issuance costs in conjunction with an amendment to our senior secured term loan facility (see discussion below and “Debt” in Note 6 to the consolidated financial statements in Item 8 of this report).
Financing activities used $51 million in 2015, which consisted primarily of debt repayments. In 2014, financing activities provided $29 million consisting primarily of debt proceeds and contributions from Kimberly-Clark partially offset by the spin-off cash distribution to Kimberly-Clark.
Long-Term Debt
As of December 31, 2016, total debt was $579 million, consisting of (i) $332 million, net of unamortized discount, on our senior secured term loan and (ii) $247 million, net of unamortized discount, on our senior unsecured notes.
Our senior secured term loan matures on October 31, 2021 (the “Term Loan Facility”) and is under a credit agreement that also includes a senior secured revolving credit facility that matures on October 31, 2019 which allows for borrowings up to $250 million, with a letter of credit sub-facility in an amount of $75 million and a swingline sub-facility in an amount of $25 million (the “Revolving Credit Facility” and along with the Term Loan Facility, the “Senior Credit Facilities”). The Senior Credit Facilities allow for floating rate LIBOR or base rate loans. In December 2016, we executed an amendment to the Term Loan Facility (the “Amendment”), under which the margin, or “spread” that was charged over the available floating interest rates was reduced by 0.5%.
Funds under our Revolving Credit Facility are available for acquisitions, working capital or other requirements. On May 2, 2016, we borrowed $72 million under our Revolving Credit Facility to partially fund our acquisition of Medsystems. See “Business Acquisition” in Note 2, to the consolidated financial statements in Item 8 of this report for a description of this acquisition. By December 31, 2016, we had repaid all of the borrowings on our Revolving Credit Facility. As of December 31, 2016, we had no borrowings and letters of credit of $4 million outstanding under the Revolving Credit Facility, leaving $246 million available for borrowing.
We also have $250 million of senior unsecured notes that mature on October 15, 2022, bearing interest at a fixed interest rate of 6.25% per annum with interest payable semi-annually in arrears on April 15 and October 15 of each year.
For further information regarding our debt arrangements, see “Debt” in Note 6 to the consolidated financial statements in Item 8 of this report.
Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable as of December 31, 2016 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt	$589.0	$—	$—	$339.0	$250.0
Interest payments on long-term debt	152.0	27.6	55.4	53.4	15.6
Operating leases	100.5	16.9	27.2	15.3	41.1
Open purchase orders(a)	222.4	196.7	25.4	0.3	—
Pension obligations	7.7	0.3	0.6	1.1	5.7
Other commitments(b)	28.2	5.6	5.2	3.3	14.1
Total contractual obligations	$1,099.8	$247.1	$113.8	$412.4	$326.5
______________________________

(a)
The open purchase orders displayed in the table represent amounts that we anticipate will become payable within the next year for goods and services that we have negotiated for delivery. The table does not include payments that are discretionary or for which timing is uncertain.

(b)
Other commitments consists primarily of lease executory costs for insurance, maintenance and taxes on leased properties of $22 million and uncertain tax positions of $3 million. See “Income Taxes” in Note 7 to the consolidated financial statements in Item 8 of this report.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting policies we used in the preparation of the consolidated and combined financial statements are those that are important both to the presentation of our financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, loss contingencies and deferred income taxes and potential tax assessments.
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
Revenue Recognition and Accounts Receivable
Sales revenue is recognized at the time of product shipment or delivery, depending on when title passes, to unaffiliated customers, and when all of the following have occurred: evidence of a sales arrangement is in place, pricing is fixed or determinable, and collection is reasonably assured. Sales are reported net of returns, rebates and freight allowed. Distributor rebates are estimated based on the historical cost difference between list prices and average end-user contract prices and the quantity of products expected to be sold to specific end users. We maintain liabilities at the end of each period for the estimated rebate costs incurred but unpaid for these programs. Differences between estimated and actual rebate costs are normally not material and are recognized in earnings in the period such differences are determined. Rebate accruals were $56 million and $74 million as of December 31, 2016 and 2015, respectively. Taxes imposed by governmental authorities on our revenue-producing activities with customers, such as sales taxes and value-added taxes, are excluded from net sales.
Goodwill and Other Intangible Assets
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. We completed the required annual goodwill impairment testing as of July 1, 2016, and the fair values for both our

Medical Devices and S&IP reporting units were substantially in excess of their respective net asset carrying values. See “Goodwill” in Note 3 to the consolidated financial statements in Item 8 of this report for further discussion.
The evaluation of goodwill involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. We used a combination of income and market approaches to estimate the current fair value of our reporting units. The fair value determination utilized key assumptions regarding the growth of the business, each of which required management judgment, including estimated future sales volumes, selling prices and costs, changes in working capital and investments in property and equipment. These assumptions and estimates were based upon our historical experience and projections of future activity. In addition, the selection of the discount rate used to determine fair value was based upon a market participant’s view considering current market rates and our current cost of financing. There can be no assurance that the assumptions and estimates made for purposes of the annual goodwill impairment test will prove to be accurate. Volatility in the equity and debt markets, or increases in interest rates, could result in a higher discount rate. Changes in sales volumes, selling prices and costs of goods sold, additional stand-alone public company costs, and increases in interest rates could cause changes in our forecasted cash flows. Unfavorable changes in any of the factors described above could result in a goodwill impairment charge in the future.
As of December 31, 2016 we had $6 million of indefinite-lived intangible assets, which we acquired in connection with our acquisition of Corpak and represents IPR&D projects that we expect to launch in 2017.
As of December 31, 2016, we had intangible assets with finite useful lives with a gross carrying amount of $433 million and a net carrying amount of $164 million. These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred. If the carrying amount of an intangible asset is not recoverable based on estimated future undiscounted cash flows, an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its fair value (based on discounted future cash flows). Judgment is used in assessing whether the carrying amount of intangible assets is not expected to be recoverable over their estimated remaining useful lives. The factors considered are similar to those outlined in the goodwill impairment discussion above.
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
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark prior to the Spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the years ended December 31, 2016 and 2015, we have incurred $20 million and $17 million, respectively, related to these matters.
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
We have an Indemnification Obligation for, and have assumed the defense of, the matter styled Bahamas Surgery Center, LLC v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 2:14-cv-08390-DMG-SH (C.D. Cal.) (“Bahamas”), filed on October 29, 2014. In that case, the plaintiff brings a putative class action asserting claims for common law fraud (affirmative misrepresentation and fraudulent concealment) and violation of California’s Unfair Competition Law in connection with our marketing and sale of MicroCool surgical gowns. On June 1, 2016, the plaintiff moved for class certification of a California-only damages class and a California-only injunctive relief class. Although the plaintiff did not also move for certification of a nationwide class to determine liability, damages, or injunctive relief, it did move for certification of a nationwide “issue” class purporting to resolve certain issues allegedly “common” to members of that class. On July 8, 2016, we moved for summary judgment. On November 8, 2016, the court granted in part and denied in part the plaintiff’s motion for class certification. The court certified a California-only class for damages and injunctive relief arising from fraud by omission, but it rejected certification of a California-only class arising from affirmative fraud, and it also rejected certification of a nationwide “issue” class. The court also rejected the plaintiff’s request for “full restitution” damages, meaning the full value of the gowns. Instead, the court found any damages would be based on the difference between the purchase price of the gowns and what the purchase price would have been for gowns with no AAMI rating. On November 15, 2016, the court denied our motion for summary judgment. The parties remain engaged in discovery. The trial is scheduled to begin on March 28, 2017. We intend to continue our vigorous defense of the matter.
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
On October 12, 2016, after the DOJ submitted filings on behalf of itself and various States declining to intervene in two qui tam matters, both matters were unsealed. One of those matters is U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C. D. Cal.) (“Shahinian”), filed on October 27, 2014. The other of those matters is U.S. ex rel. Edgett, et al. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al, No. 3:15-cv-00434-B (N.D. Tex.) (“Edgett”), filed on February 9, 2015. Both cases allege, among other things, violations of both the federal and state False Claims Acts in connection with the marketing and sale of certain surgical gowns. On November 7, 2016, Dr. Shahinian served his complaint on Kimberly-Clark, and on February 6, 2017, he served an amended complaint on Kimberly-Clark. On January 9, 2017, Mr. Edgett served his complaint on both Kimberly-Clark and Halyard Health. We may have an Indemnification Obligation for the two matters under the distribution agreement with Kimberly-Clark. We intend to vigorously defend the cases.
We were served with a complaint in a matter styled Jackson v. Halyard Health, Inc., Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-05093-LTS (S.D.N.Y.), filed on June 28, 2016. In that case, the plaintiff brings a putative class action against the Company, our Chief Executive Officer, our Chief Financial Officer and other defendants, asserting claims for violations of the Securities Exchange Act, Sections 10(b) and 20(a). The plaintiff alleges that the defendants made misrepresentations and failed to disclose certain information about the safety and effectiveness of our MicroCool gowns and thereby artificially inflated the Company’s stock prices during the respective class periods. The alleged class period for purchasers of Kimberly-Clark securities who subsequently received Halyard Health securities is February 25, 2013 to October 21, 2014, and the alleged class period for purchasers of Halyard Health securities is October 21, 2014 to April 29, 2016. On February 16, 2017, we moved to dismiss the case. We intend to continue our vigorous defense of this matter.
We were also served with a complaint in a matter styled Margaret C. Richardson Trustee of the Survivors Trust Dated 6/12/84 for the Benefit of the H&M Richardson Revocable Trust v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-06296 (S. D. N. Y.) (“Richardson”), filed on August 9, 2016. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and alleges that the defendants breached their fiduciary duty, were unjustly enriched, and violated Section 14(A) of the Securities and Exchange Act in connection with Halyard Health, Inc.’s marketing and sale of MicroCool gowns. We were also served with a complaint in a matter styled Kai Chiu v. Robert E. Abernathy, Steven E. Voskuil, et al, No. 2:16-cv-08768 (C.D. Cal.), filed on November 23, 2016. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and makes allegations and brings causes of action similar to those in Richardson, but the plaintiff also adds causes of action for abuse of control, gross mismanagement, and waste of corporate assets. We intend to vigorously defend these matters.
We were also served with a complaint in the matter styled Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 2:16-cv-08571 (C. D. Cal.). In that case, the plaintiff makes allegations similar to those in Bahamas, Shahinian, and Edgett, and brings causes of action under federal and state false advertising laws and state unfair competition laws. We may have an Indemnification Obligation for this matter under the distribution agreement with Kimberly-Clark. We intend to vigorously defend it.
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
We maintain general and professional liability, product liability and other insurance in an amount that we believe is reasonably adequate to insulate us from material liability for claims. However, our insurance policies may not cover all of these matters and may not fully cover liabilities arising out of these matters. In addition, we may be obligated to indemnify our directors and officers against these matters. Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our financial condition, results of operations or liquidity. However the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention. As of December 31, 2016 and 2015, we have an accrued liability which management believes is adequate for the matters described herein. The accrued liability is included in “Accrued Expenses” in the consolidated balance sheet in Item 8 of this report.
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
As of December 31, 2016, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have an effect of $2 million to our consolidated financial position, results of operations or cash flows. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2016 rates and the assumed rates.

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
As of December 31, 2016, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders’ equity by approximately $21 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2016 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
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
Interest Rate Risk
Our Senior Secured Term Loan with a remaining face value of $339 million is subject to a variable interest rate based on LIBOR, subject to a floor of 0.75%. As of December 31, 2016, a one percentage point increase in LIBOR would result in $3 million of incremental interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net Sales (including related party sales in 2014 of $78.7)	$1,592.3	$1,574.4	$1,672.1
Cost of products sold (including related party purchases in 2014 of $72.5)	1,034.4	1,042.8	1,123.5
Gross Profit	557.9	531.6	548.6
Research and development	41.1	32.3	33.6
Selling and general expenses	411.1	398.5	424.5
Goodwill impairment	—	474.0	—
Other expense and (income), net	18.3	4.5	(3.8)
Operating Profit (Loss)	87.4	(377.7)	94.3
Interest income	0.6	0.3	2.9
Interest expense	(32.7)	(33.1)	(6.0)
Income (Loss) Before Income Taxes	55.3	(410.5)	91.2
Income tax provision	(15.5)	(15.8)	(64.1)
Net Income (Loss)	$39.8	$(426.3)	$27.1

Earnings (Loss) Per Share
Basic	$0.85	$(9.15)	$0.58
Diluted	$0.85	$(9.15)	$0.58

See Notes to the Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2016	2015	2014
Net Income (Loss)	$39.8	$(426.3)	$27.1
Other Comprehensive Income (Loss), Net of Tax
Defined benefit plans	0.6	(1.3)	(0.4)
Unrealized currency translation adjustments	(8.3)	(22.1)	(14.0)
Cash flow hedges	0.8	(0.7)	3.6
Total Other Comprehensive Loss, Net of Tax	(6.9)	(24.1)	(10.8)
Comprehensive Income (Loss)	$32.9	$(450.4)	$16.3

See Notes to the Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	Year Ended December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$113.7	$129.5
Accounts receivable, net of allowances	190.1	224.7
Inventories	272.5	303.2
Prepaid and other current assets	17.2	18.6
Total Current Assets	593.5	676.0
Property, Plant and Equipment, net	260.8	279.5
Goodwill	1,029.0	945.2
Other Intangible Assets, net	169.8	82.6
Deferred Tax Assets	15.1	14.9
Other Assets	3.6	2.0
TOTAL ASSETS	$2,071.8	$2,000.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$173.1	$163.2
Accrued expenses	151.3	152.0
Total Current Liabilities	324.4	315.2
Long-Term Debt	579.0	578.1
Deferred Tax Liabilities	35.8	23.8
Other Long-Term Liabilities	30.1	27.8
Total Liabilities	969.3	944.9

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,681,798 outstanding at December 31, 2016 and 46,614,947 outstanding at December 31, 2015	0.5	0.5
Additional paid-in capital	1,533.2	1,518.0
Accumulated deficit	(379.2)	(419.0)
Treasury stock	(1.9)	(1.0)
Accumulated other comprehensive loss	(50.1)	(43.2)
Total Stockholders’ Equity	1,102.5	1,055.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,071.8	$2,000.2
See Notes to the Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, shares in thousands)

	Common Stock Issued		Additional Paid-in Capital	Kimberly-Clark’s Net Investment	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2013	—	$—	$—	$2,098.7	$—	—	$—	$(19.6)	$2,079.1
Net income	—	—	—	19.8	7.3	—	—	—	27.1
Change in Kimberly-Clark’s investment, net	—	—	—	61.9	—	—	—	11.3	73.2
Spin-off cash distribution to Kimberly-Clark	—	—	—	(680.0)	—	—	—	—	(680.0)
Issuance of common stock and consummation of Spin-off	46,536	0.5	1,499.9	(1,500.4)	—	—	—	—	—
Stock-based compensation expense	—	—	2.6	—	—	—	—	—	2.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(10.8)	(10.8)
Balance at December 31, 2014	46,536	0.5	1,502.5	—	7.3	—	—	(19.1)	1,491.2
Net loss	—	—	—	—	(426.3)	—	—	—	(426.3)
Issuance of common stock upon the exercise or redemption of share-based awards	79	—	1.4	—	—	—	—	—	1.4
Stock-based compensation expense	—	—	14.1	—	—	—	—	—	14.1
Purchases of treasury stock	—	—	—	—	—	21	(1.0)	—	(1.0)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(24.1)	(24.1)
Balance at December 31, 2015	46,615	0.5	1,518.0	—	(419.0)	21	(1.0)	(43.2)	1,055.3
Net income	—	—	—	—	39.8	—	—	—	39.8
Issuance of common stock upon the exercise or redemption of share-based awards	67	—	0.4	—	—	—	—	—	0.4
Stock-based compensation expense	—	—	14.8	—	—	—	—	—	14.8
Purchases of treasury stock	—	—	—	—	—	32	(0.9)	—	(0.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(6.9)	(6.9)
Balance at December 31, 2016	46,682	$0.5	$1,533.2	$—	$(379.2)	53	$(1.9)	$(50.1)	$1,102.5

See Notes to the Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(in millions)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income (loss)	$39.8	$(426.3)	$27.1
Depreciation and amortization	65.2	65.4	85.4
Stock-based compensation	14.8	14.1	7.9
Goodwill impairment	—	474.0	—
Asset impairment	—	—	41.9
Net losses (gains) on asset dispositions	3.7	(6.7)	6.7
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	8.4	9.0	15.1
Inventories, net of allowance	41.0	(20.2)	(2.9)
Prepaid expenses and other assets	1.7	(6.0)	(4.8)
Accounts payable	6.5	14.7	4.5
Accrued expenses	34.0	(14.5)	0.9
Deferred income taxes and other	(26.3)	(5.9)	(33.9)
Cash Provided by Operating Activities	188.8	97.6	147.9
Investing Activities
Capital expenditures	(29.1)	(70.4)	(78.5)
Acquisition of business, net of cash acquired	(175.0)	—	—
Proceeds from dispositions of property	3.2	7.8	7.8
Cash Used in Investing Activities	(200.9)	(62.6)	(70.7)
Financing Activities
Line of credit facility proceeds	72.0	—	—
Line of credit facility repayments	(72.0)	—	—
Debt proceeds	—	—	638.0
Debt issuance costs	(0.9)	—	(11.8)
Debt repayments	—	(51.0)	(13.8)
Purchase of treasury stock	(0.9)	(1.0)	—
Proceeds and excess tax benefits from the exercise of stock options	0.4	1.4	—
Spin-off cash distribution to Kimberly-Clark	—	—	(680.0)
Net transfers from Kimberly-Clark	—	—	93.3
Other	—	—	3.5
Cash (Used in) Provided by Financing Activities	(1.4)	(50.6)	29.2
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.3)	(3.9)	(1.5)
(Decrease) Increase in Cash and Cash Equivalents	(15.8)	(19.5)	104.9
Cash and Cash Equivalents - Beginning of Year	129.5	149.0	44.1
Cash and Cash Equivalents - End of Year	$113.7	$129.5	$149.0

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$29.1	$43.3	$87.6
Cash paid for interest	$29.9	$32.6	$—
Supplemental Noncash Disclosure
Capital expenditures included in accounts payable or accrued expenses	$5.8	$5.6	$21.5

See Notes to the Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Accounting Policies
Background and Basis of Presentation
Halyard Health, Inc. is a medical technology company focused on eliminating pain, speeding recovery and preventing infection for healthcare providers and patients. We are committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. We operate in two business segments: Medical Devices and Surgical and Infection Prevention (“S&IP”).
References to “Halyard,” “Company,” “we,” “our” and “us” refer to Halyard Health, Inc. and its consolidated subsidiaries, and references to “Kimberly-Clark” mean Kimberly-Clark Corporation, a Delaware corporation, and its subsidiaries, unless the context otherwise requires.
On October 31, 2014, Kimberly-Clark distributed all of our capital stock to its shareholders and completed a previously announced spin-off of its healthcare division (the “Spin-off”). Halyard was incorporated as a Delaware corporation in February, 2014 in anticipation of that Spin-off and Kimberly-Clark transferred its Health Care business to us prior to the Spin-off.
The consolidated financial statements as of and for the years ended December 31, 2016 and 2015 represent our financial position, results of operations and cash flows as an independent publicly-traded company. The consolidated financial statements for the year ended December 31, 2014 represent our results of operations and cash flows as an independent publicly-traded company beginning on November 1, 2014, and a combined reporting entity comprising the financial position, results of operations and cash flows of Kimberly-Clark’s healthcare business prior to November 1, 2014. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
For periods prior to the Spin-off, cash transferred to and from Kimberly-Clark is presented as net transfers to or from Kimberly-Clark in the accompanying consolidated cash flow statements.
Principles of Consolidation
The consolidated financial statements include our net assets and results of our operations and cash flows as described above. All intercompany transactions and accounts within our consolidated businesses have been eliminated.
Prior to November 1, 2014, the consolidated statements of income, comprehensive income, stockholders’ equity and cash flows were prepared on a combined stand-alone basis derived from Kimberly-Clark’s consolidated financial statements and accounting records. All transactions between Kimberly-Clark and us were included in the combined financial statements and are reflected in the cash flow statement for the year ended December 31, 2014 as net transfers to or from Kimberly-Clark within financing activities.
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
Cash Equivalents
Cash equivalents are short-term investments with an original maturity date of three months or less. We maintain cash balances and short-term investments in excess of insurable limits in a diversified group of major banks that are selected and monitored based on ratings by the major rating agencies in accordance with our treasury policy.

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
Goodwill and Other Intangible Assets
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. The evaluation of goodwill involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. We used a combination of income and market approaches to estimate the current fair value of our reporting units. The fair value determination utilized key assumptions regarding the growth of the business, each of which required management judgment, including estimated future sales volumes, selling prices and costs, changes in working capital and investments in property and equipment. These assumptions and estimates were based upon our historical experience and projections of future activity. In addition, the selection of the discount rate used to determine fair value was based upon a market participant’s view considering current market rates and our current cost of financing. There can be no assurance that the assumptions and estimates made for purposes of the annual goodwill impairment test will prove to be accurate. Volatility in the equity and debt markets, or increases in interest rates, could result in a higher discount rate. Changes in sales volumes, selling prices and costs of goods sold and increases in interest rates could cause changes in our forecasted cash flows. Unfavorable changes in any of the factors described above could result in a goodwill impairment charge in the future. We completed the required annual goodwill impairment testing as of July 1, 2016, and the fair values for both our Medical Devices and S&IP reporting units were substantially in excess of their respective net asset carrying values.
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
Net sales to one customer accounted for 11%, 18% and 19%, respectively, of net sales in 2016, 2015 and 2014. No other customer accounted for more than 10% of net sales in any of the periods presented herein. As of December 31, 2016, we had one customer who individually accounted for more than 10% of our consolidated accounts receivable balance. There were no customers that individually accounted for 10% or more of our consolidated accounts receivable balance in 2015.
The allowances for doubtful accounts, sales discounts and returns were $2 million as of each year ended December 31, 2016 and 2015, respectively. The provision for doubtful accounts was not material for the years ended December 31, 2016, 2015 and 2014.
Foreign Currency Translation
The income statements of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected as unrealized translation adjustments in other comprehensive income.
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
Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors’ Compensation Plan that provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants. Stock-based compensation is initially measured at the fair value of the awards on the grant date and is recognized in the financial statements over the period the employees are required to provide services in exchange for the awards. The fair value of option awards is measured on the grant date using a Black-Scholes option-pricing model. The fair value of time-based and some performance-based restricted share awards is based on the Halyard stock price at the grant date and the assessed probability of meeting future performance targets. For performance-based restricted share units for which vesting is conditioned upon achieving a measure of total shareholder return, fair value is measured using a Monte Carlo simulation. Generally, new shares are issued to satisfy vested restricted stock units and exercises of stock options. See Note 10, “Stock-Based Compensation.”
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
Recently Adopted Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance about whether a cloud computing arrangement includes a software license and the appropriate accounting for such arrangements. Notably, the guidance in this ASU already exists in the FASB Accounting Standards Codification (“ASC”) Subtopic 985-605, Software - Revenue Recognition, which is used by cloud service providers to determine whether an arrangement includes the sale or license of software. We adopted this ASU as of January 1, 2016. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU No. 2015-01 eliminates ASC Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, which required that an entity separately classify, present, and disclose transactions and events that were determined to be both unusual and infrequent as extraordinary items. We adopted this ASU as of January 1, 2016. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosure is required if conditions give rise to substantial doubt. However, management needs to assess if its plans will alleviate substantial doubt to determine the specific disclosures. We adopted this ASU as of December 31, 2016. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
Recently Issued Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, that replaces the existing two-step goodwill impairment test with a simplified one-step process. This ASU provides that goodwill impairment will be measured as the excess of the reporting unit’s carrying amount over its fair value and abandons the second step that requires the measurement of goodwill impairment by comparing the implied value of a reporting unit’s goodwill to the goodwill’s carrying amount. This ASU is to be adopted prospectively for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We plan to adopt this ASU beginning with our next annual goodwill impairment test as of July 1, 2017. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provides guidance in evaluating whether transactions involve the acquisition (or disposal) of assets or a business. A business has been defined as having three elements: inputs, processes and outputs. While an integrated set of assets and activities (a “set”) that is a business usually has outputs, outputs are not required to be present. Additionally, the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. This ASU provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. It is expected that this ASU will reduce the number of transactions that are treated as business combinations. This ASU is to be adopted prospectively for annual periods, and interim periods within those annual periods beginning after December 15, 2017. Adoption of the ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the presentation and classification of certain specific cash receipts and payments in the statement of cash flows and is intended to reduce diversity in practice. This ASU is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, but earlier adoption is permitted. This ASU is to be adopted using a retrospective transition method to each period presented. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires the recognition of assets and liabilities for leases with lease terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or an operating lease, with the classification criteria for distinguishing between the two being similar to the classification criteria for distinguishing between capital and operating leases under current GAAP. However, unlike current GAAP, recognition of finance and operating leases on the balance sheet is required, and additional disclosures are required to help financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU requires modified retrospective application for existing leases. This ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, however, earlier application is permitted. The adoption of this ASU will require us to recognize assets and liabilities for operating leases we have entered into for our principal executive offices as well as certain warehouse, manufacturing and distribution facilities globally. We have not yet determined the impact recognition of such assets and liabilities will have on our financial position, results of operations or cash flows.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which, along with subsequent amendments, provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most existing revenue recognition guidance. ASU 2014-09 provides for a principles-based, five-step approach to measure and recognize revenue from contracts with customers. ASU 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption for periods beginning after December 15, 2016 is permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new ASU with restatement of prior years and one requiring prospective application of the new ASU with disclosure of results under old standards. While our review of the effect of this ASU is not yet complete, based on the results of our review to date, we do not expect a material effect on our financial position, results of operations or cash flows. We will continue our evaluation to include the disclosure requirements along with any changes, modifications or interpretations that may affect our current conclusion. We have not selected a transition method, but expect to do so in 2017 upon completion of further analysis.
Note 2.     Business Acquisition
On May 2, 2016, Halyard acquired all of the issued and outstanding capital stock of Medsystems Holdings, Inc. (“Medsystems”) a Delaware corporation, for a purchase price of $175 million, net of cash acquired (the “Acquisition”). The Acquisition was funded with a combination of cash on hand and our Revolving Credit Facility (See Note 6 , “Debt”). Medsystems owns and conducts its primary business through CORPAK Medsystems (Medsystems and CORPAK Medsystems hereinafter referred to as “Corpak”). Corpak’s innovative enteral access feeding solutions and portfolio of nasogastric feeding tubes complement our existing enteral feeding products and create a complete offering of enteral feeding solutions with our Medical Devices segment.
In conjunction with the Acquisition, we identified intangible assets related to currently marketed products and in-process research and development (“IPR&D”) that we expect will yield economic benefits in the future. The identified intangible assets include technology, trademarks and customer relationships that were combined into composite intangible assets by product line in consideration of the following:

•	Our intent was to acquire the product portfolio and the related technology.

•	The trademarks will only be used to market the products associated with the existing technologies. Accordingly their remaining economic lives are similar.

•	The customer base was considered, but was not identified as a separate intangible asset because the cash flows are not separable from the related technology.

•	Low historical customer turnover rates supports longer lives for customer relationships which is consistent with the estimated remaining useful lives for the acquired technologies and trademarks.
The allocation of the purchase price was as follows (in millions):

Purchase Price Allocation
Current assets acquired net of liabilities assumed	$14.1
Property, plant and equipment	4.4
Identifiable intangible assets, excluding IPR&D	105.1
Identifiable IPR&D	5.7
Deferred tax liabilities	(38.4)
Goodwill	84.1
Total	$175.0

Identifiable IPR&D includes a number of products that we expect to launch in 2017. Goodwill arising from the Acquisition is not fully tax deductible. The identifiable intangible assets, excluding IPR&D, include the following (in millions):

	Fair Value	Weighted Average Useful Lives (Yrs)
Portfolio of disposables	$102.9	15
Enteral access technology	2.2	6
Total	$105.1
Corpak’s results have been included in the accompanying consolidated income statement following the Acquisition on May 2, 2016. Corpak’s revenue of $36 million for the period from May 2, 2016 to December 31, 2016 is included in “Net Sales” in the accompanying consolidated income statements. Net income directly attributable to Corpak was approximately $1 million for the period from May 2, 2016 to December 31, 2016. Due to the integration of Corpak’s portfolio of products into our existing digestive health products in the Medical Devices segment, net income is not necessarily indicative of Corpak’s net income as a separate, stand-alone entity.
The following unaudited pro forma information is presented in the table below for the years ended December 31, 2016 and 2015 as if the Acquisition had occurred on January 1, 2015 (in million, except per share amounts):

	Year Ended December 31,
	2016	2015
Net sales	$1,609.8	$1,628.6

Net income (loss)	43.0	(430.3)

Earnings (loss) per share:
Basic	$0.92	$(9.24)
Diluted	0.91	(9.24)
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
Upon Acquisition, we initiated activities to integrate the operations of Corpak into our company. These activities include, but are not limited to, integration of corporate functions, information technology and alignment with our operations.
For the year ended December 31, 2016, we have incurred $13 million for the acquisition and integration activities described above, consisting primarily of severance and benefits, consulting, legal and other costs. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying consolidated income statements.
Restructuring
In June 2016, we initiated a restructuring plan to close the Corpak corporate headquarters and operating facility in Buffalo Grove, Illinois and consolidate operations into our existing corporate and operational facilities by the third quarter of 2017 (the “Plan”). We expect to incur costs of $7 million related to this Plan, consisting primarily of severance and benefits, accelerated depreciation and lease termination costs. For the year ended December 31, 2016, we have incurred $5 million of costs that are included in “Cost of products sold” and “Selling and general expenses” in the accompanying consolidated income statements. These costs include $4 million of severance and benefits accrued for employees impacted by the Plan. In the year ended December 31, 2016, we have paid $1 million to affected employees and the remaining accrual for severance and employee benefits was $3 million as of December 31, 2016.

Note 3.     Goodwill
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
We completed the required annual goodwill impairment testing as of July 1, 2016, and the fair values for both our Medical Devices and S&IP reporting units were substantially in excess of their respective net asset carrying values.
The changes in the carrying amount of goodwill by business segment are as follows (in millions):

	Medical Devices			S&IP			Consolidated
	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill, net
Balance at December 31, 2014	$681.6	$—	$681.6	$744.5	$—	$744.5	$1,426.1
Goodwill impairment(a)	—	—	—	—	(474.0)	(474.0)	(474.0)
Currency translation adjustment	(3.2)	—	(3.2)	(3.7)	—	(3.7)	(6.9)
Balance at December 31, 2015	678.4	—	678.4	740.8	(474.0)	266.8	945.2
Goodwill acquired(b)	84.1	—	84.1	—	—	—	84.1
Currency translation adjustment	(0.2)	—	(0.2)	(0.1)	—	(0.1)	(0.3)
Balance at December 31, 2016	$762.3	$—	$762.3	$740.7	$(474.0)	$266.7	$1,029.0
_____________________________________________

(a)
On completion of the annual goodwill impairment test as of July 1, 2015, we recognized a $474 million impairment loss for our S&IP reporting unit for the year ended December 31, 2015, which represented the amount by which the carrying value of the S&IP reporting unit’s goodwill exceeded its implied fair value.

(b)	We acquired $84 million of goodwill in conjunction with our acquisition of Corpak (see Note 2, “Business Acquisition”).
Note 4.     Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	As of December 31,
	2016	2015
Accounts Receivable	$191.6	$226.3
Allowances and doubtful accounts	(1.5)	(1.6)
Accounts receivable, net	$190.1	$224.7

Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consists of the following (in millions):

	As of December 31,
	2016			2015
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw Materials	$45.8	$2.3	$48.1	$49.7	$1.1	$50.8
Work in process	50.6	0.3	50.9	46.1	0.1	46.2
Finished goods	130.8	40.5	171.3	165.8	46.3	212.1
Supplies and other	—	12.8	12.8	0.1	11.6	11.7
	227.2	55.9	283.1	261.7	59.1	320.8
Excess of FIFO or weighted-average cost over LIFO cost	(10.6)	—	(10.6)	(17.6)	—	(17.6)
Total	$216.6	$55.9	$272.5	$244.1	$59.1	$303.2
We may distribute products bearing the Kimberly-Clark brand through April 2017 under a royalty agreement that we have with Kimberly-Clark. As of December 31, 2016, we had $18 million of inventory bearing the Kimberly-Clark brand. Based on management’s expectation regarding sales of Kimberly-Clark branded products, we have recorded an allowance of $10 million in cost of products sold for potential losses from inventory that we may not sell before the expiration of our royalty agreement with Kimberly-Clark.
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	As of December 31,
	2016	2015
Land	$2.1	$2.1
Buildings and leasehold improvements	85.8	86.7
Machinery and equipment	499.8	492.8
Construction in progress	25.0	18.3
	612.7	599.9
Less accumulated depreciation	(351.9)	(320.4)
Total	$260.8	$279.5
Property, plant and equipment includes $0.4 million and $1 million of capitalized interest in the years ended December 31, 2016 and 2015, respectively. There were $6 million of capital expenditures in accounts payable as of each year ended December 31, 2016 and 2015, respectively.
As of December 31, 2016 and 2015, we held $158 million and $173 million, respectively, of net property, plant and equipment in the United States.
Depreciation expense was $43 million, $40 million and $53 million, respectively, in the years ended December 31, 2016, 2015 and 2014.

Intangible Assets
Intangible assets subject to amortization consist of the following (in millions):

	As of December 31,
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$125.9	$(93.8)	$32.1	$126.6	$(90.3)	$36.3
Patents and acquired technologies	251.8	(131.1)	120.7	149.1	(117.3)	31.8
Other	55.1	(43.8)	11.3	55.1	(40.6)	14.5
Total	$432.8	$(268.7)	$164.1	$330.8	$(248.2)	$82.6
As of December 31, 2016, we had $6 million of indefinite-lived intangible assets that we acquired in connection with the Acquisition related to IPR&D projects that we expect to launch in 2017. Amortization expense for intangible assets was $22 million, $26 million and $32 million for the years ended December 31, 2016, 2015 and 2014, respectively. We estimate amortization expense for the next five years and beyond will be as follows (in millions):

For the years ending December 31,
2017	$21.2
2018	19.0
2019	15.2
2020	13.0
2021	10.7
Thereafter	85.0
Total	$164.1
Accrued Expenses
Accrued expenses consist of the following (in millions):

	As of December 31,
	2016	2015
Accrued rebates	$55.7	$73.9
Accrued salaries and wages	57.1	34.5
Accrued taxes - income and other	7.2	15.3
Other	31.3	28.3
Total	$151.3	$152.0

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	As of December 31,
	2016	2015
Taxes payable	$3.4	$1.3
Accrued compensation benefits	9.7	9.5
Other	17.0	17.0
Total	$30.1	$27.8
Note 5.    Fair Value Information
The following fair value information is based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels in the hierarchy used to measure fair value are:
Level 1: Unadjusted quoted prices in active markets accessible at the reporting date for identical assets and liabilities.
Level 2: Quoted prices for similar assets or liabilities in active markets. Quoted prices for identical or similar assets and liabilities in markets that are not considered active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3: Prices or valuations that require inputs that are significant to the valuation and are unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The derivative liabilities for foreign exchange contracts as of December 31, 2016 and 2015 were $1 million and $2 million, respectively, and are included in the consolidated balance sheet in accrued expenses. These derivatives are classified as Level 2 of the fair value hierarchy. The fair values of derivatives used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Additional information on our use of derivative instruments is contained in Note 12, “Derivative Financial Instruments.”
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

	Fair Value Hierarchy Level	December 31, 2016		December 31, 2015
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$113.7	$113.7	$129.5	$129.5
Liabilities
Senior unsecured notes	1	246.5	256.4	245.9	252.5
Debt	2	332.5	341.3	332.2	337.3
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature.
The fair value of our senior unsecured notes is determined using observable market prices based on trading activity on a primary exchange. For the year ended December 31, 2016, there were no transfers among Level 1, 2 or 3 fair value determinations. In the prior year, the senior unsecured notes transferred from Level 2 to Level 1 of the fair value hierarchy following registration of the notes. Transfers between levels occur when there are changes in the observability of inputs. Changes between levels are assumed to occur at the beginning of the year.

Note 6.    Debt
As of December 31, 2016 and 2015, our debt balances were as follows (in millions):

	Weighted- Average Interest Rate	Maturities	As of December 31,
			2016	2015
Senior Secured Term Loan	3.98%	2021	$339.0	$339.0
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Total long-term debt			589.0	589.0
Unamortized Debt Discounts and Issuance Costs
Senior Secured Term Loan			(6.5)	(6.8)
Senior Unsecured Notes			(3.5)	(4.1)
Total Debt, net			$579.0	$578.1
Senior Secured Term Loan and Revolving Credit Facility
The senior secured term loan (the “Term Loan Facility”) is under a credit agreement that also includes a senior secured revolving credit facility allowing borrowings of up to $250 million, with a letter of credit sub-facility in an amount of $75 million and a swingline sub-facility in an amount of $25 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Credit Facilities”). The Senior Credit Facilities are secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 3.94% as of December 31, 2016.
In December 2016, we executed an amendment to the Term Loan Facility (the “Amendment”), under which the margin, or “spread” that was charged over the available floating interest rates, as described below, was reduced by 0.5%. In conjunction with the amendment we paid fees of $1 million which are being amortized to interest expense over the remaining term of the Term Loan Facility using the interest method.
Borrowings under the Term Loan Facility, as amended, bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, subject to a floor of 0.75%, plus 2.75% (formerly 3.25% prior to the Amendment), or (ii) a base rate, subject to a floor of 0.75%, (calculated as the greatest of (1) the prime rate, (2) the U.S. federal funds effective rate plus 0.50% or (3) the one month LIBOR Rate plus 1.00%) plus 1.75% (formerly 2.25% prior to the Amendment). As of December 31, 2016, the interest rate in effect for the Term Loan Facility was 3.50%.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, plus a margin ranging between 1.75% to 2.50% per annum, depending on our consolidated total leverage ratio, or (ii) the base rate plus a margin ranging between 0.75% to 1.50% per annum, depending on our consolidated total leverage ratio. The unused portion of our Revolving Credit Facility will be subject to a commitment fee equal to (i) 0.25% per annum, when our consolidated total leverage ratio is less than 2.25 to 1.00 and (ii) 0.40% per annum, otherwise. As of December 31, 2016, we had no borrowings and letters of credit of $4 million outstanding under the Revolving Credit Facility, leaving $246 million available for borrowing. The maturity date for the Revolving Credit Facility is October 31, 2019.
On May 2, 2016, we borrowed $72 million under our Revolving Credit Facility to partially fund our acquisition of Medsystems. See Note 2, “Business Acquisition” for a description of this acquisition. By December 31, 2016, we had repaid all of the borrowings on our Revolving Credit Facility.
Senior Unsecured Notes
The Senior Unsecured Notes (“Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. The Notes are guaranteed, jointly and severally, by each of our domestic subsidiaries that guarantees the Senior Credit Facilities. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the credit agreement using the interest method, resulting in an effective interest rate of 6.54% as of December 31, 2016.

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
As of December 31, 2016, we were in compliance with all of our debt covenants. The $339 million owed under our Term Loan Facility will be due on October 31, 2021, which is the Term Loan Facility’s maturity date. As of December 31, 2016, there are no other scheduled principal payments due on our long-term debt in the next five years.
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

The components of income (loss) before income taxes, and the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Income before income taxes
United States	$24.2	$(424.4)	$91.8
Foreign	31.1	13.9	(0.6)
Total	55.3	(410.5)	91.2
Income tax provision (benefit):
Current:
United States	29.8	13.0	71.2
State	4.4	2.7	5.5
Foreign	7.8	5.3	18.0
Total	42.0	21.0	94.7
Deferred:
United States	(27.3)	(8.3)	(9.8)
State	(2.9)	(0.6)	(1.4)
Foreign	3.7	3.7	(19.4)
Total	(26.5)	(5.2)	(30.6)
Total income tax provision	$15.5	$15.8	$64.1
Major differences between the federal statutory rate and the effective tax rate are as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Rate of state income taxes, net of federal tax benefit	0.2	(0.3)	3.0
Statutory rate other than U.S. statutory rate	(6.9)	0.6	(0.3)
Thailand repatriation related to the Spin-off	—	—	15.5
Thailand statutory rate change	7.3	—	—
Sec. 987 regulation change, federal and state impact	(4.8)	—	—
U.S. federal research and development credit	(4.7)	0.6	—
Goodwill	—	(40.4)	—
Non-deductible expenses related to the Spin-off	—	—	17.6
Change in valuation allowances	—	0.1	2.1
Other, net	1.9	0.6	(2.6)
Effective tax rate	28.0%	(3.8)%	70.3%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities (in millions):

	As of December 31,
	2016	2015
Deferred tax assets
Intangibles, net	$—	$15.3
Accrued liabilities	34.8	25.3
Stock-based compensation	8.7	4.8
Other	8.4	5.9
	51.9	51.3
Valuation allowance	(0.5)	(0.5)
Total deferred assets	51.4	50.8

Deferred tax liabilities
Intangibles, net	17.7	—
Inventories	13.4	19.8
Property, plant and equipment, net	40.0	39.4
Other	1.0	0.5
Total deferred tax liabilities	72.1	59.7
Net deferred tax liabilities	$20.7	$8.9
Valuation allowances remained the same during the year ended December 31, 2016 with no impact to earnings. Valuation allowances at the end of 2016 and 2015 primarily relate to tax credits and income tax loss carryforwards.
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
At December 31, 2016, we have credit carryforwards for state income tax purposes of $3 million, all of which will expire in 2025. At December 31, 2016, certain foreign subsidiaries have net operating loss carryforwards for income tax purposes of $11 million, of which $7 million will expire in 2020. The remaining net operating losses are available for carryforward indefinitely.
At December 31, 2016, U.S. income taxes and foreign withholding taxes have not been provided on $113 million of current and prior year undistributed earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities or if we were to sell our stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practical because of the complexities associated with this hypothetical calculation. We do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material adverse effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in millions):

	As of December 31,
	2016	2015
Beginning of year	$1.5	$1.6
Gross increases for tax positions of prior years	1.5	0.5
Gross decreases for tax positions of prior years	(0.2)	—
Decreases for settlements with taxing authorities	(0.1)	—
Decreases for lapse of the applicable statute of limitations	—	(0.6)
End of year	$2.7	$1.5
The amount, if recognized, that would affect our effective tax rate as of December 31, 2016 and 2015 is $2 million and $1 million, respectively.
We classify interest and penalties on uncertain tax benefits as income tax expense. At December 31, 2016 and 2015, before any tax benefits, we had $1 million and $0.4 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
During the next twelve months, we do not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. In addition, no expiration of the statute of limitations for a tax year in which we have recorded uncertain tax benefits will occur in the next twelve months.
Federal and state income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. The state effect of any changes to filed federal positions remains subject to examination by various states for a period of up to two years after formal notification to the states. We have various federal and state income tax return positions in the process of examination, administrative appeals or litigation.
Note 8.    Employee Benefit Plans
Defined Contribution Plans
Eligible employees participate in our defined contribution plans. Our 401(k) plan and supplemental plan provide for a matching contribution of a U.S. employee’s contributions and accruals, subject to predetermined limits. Halyard also has defined contribution pension plans for certain employees outside the U.S. in which eligible employees may participate. We recognized $9 million of expense for our matching contributions to the 401(k) plan in each of the years ended December 31, 2016 and 2015, respectively, and $1 million of expense was recognized in the post Spin-off period from November 1, 2014 to December 31, 2014. Our matching contributions to the 401(k) plan are recognized in cost of products sold, research and development and selling and general expenses in our consolidated income statements.
Defined Benefit Plans
Certain plans in our international operations are our direct obligation, and therefore, the related funded status has been recorded within our consolidated balance sheet. These plans are primarily unfunded and the aggregated projected benefit obligation was $8 million as of each year ended December 31, 2016 and 2015, respectively. Net periodic pension cost for the years ended December 31, 2016, 2015 and 2014 was $1 million, $3 million and $3 million, respectively. Over the next ten years, we expect gross benefit payments to be $2 million in total for the years 2017 through 2021, and $4 million in total for the years 2022 through 2026.
Participation in Kimberly-Clark’s Benefit Plans
Prior to the Spin-off, eligible employees participated in benefit plans sponsored by Kimberly-Clark including defined benefit pension plans, postretirement healthcare plans and defined contribution plans. During 2014, prior to the Spin-off, expenses of $13 million for these plans were allocated to us.

Note 9.     Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance, December 31, 2013	$(16.1)	$(3.5)	$—	$(19.6)
Change in Kimberly-Clark’s net investment	11.8	(0.6)	0.1	11.3
Other comprehensive (loss) income	(14.0)	3.6	(0.4)	(10.8)
Balance, December 31, 2014	(18.3)	(0.5)	(0.3)	(19.1)
Other comprehensive (loss) income	(22.1)	(0.7)	(1.3)	(24.1)
Balance, December 31, 2015	(40.4)	(1.2)	(1.6)	(43.2)
Other comprehensive (loss) income	(8.3)	0.8	0.6	(6.9)
Balance, December 31, 2016	$(48.7)	$(0.4)	$(1.0)	$(50.1)
The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Unrealized translation	$(8.3)	$(22.1)	$(14.0)

Defined benefit pension plans	0.7	(1.9)	(0.4)
Tax effect	(0.1)	0.6	—
Defined benefit pension plans, net of tax	0.6	(1.3)	(0.4)

Cash flow hedges	1.0	(1.0)	4.3
Tax effect	(0.2)	0.3	(0.7)
Cash flow hedges, net of tax	0.8	(0.7)	3.6

Change in AOCI	$(6.9)	$(24.1)	$(10.8)
Note 10.    Stock-Based Compensation
The Halyard Health, Inc. Equity Participation Plan and the Halyard Health, Inc. Outside Directors’ Compensation Plan (together, the “Plans”) provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants of Halyard or its subsidiaries. A maximum of 4.9 million shares of Halyard common stock may be issued under the Plans, and there are 2.4 million shares remaining available for issuance as of December 31, 2016.
Aggregate stock-based compensation expense under the Plans was $15 million and $14 million for the years ended December 31, 2016 and 2015, respectively, and $3 million for the post Spin-off period from November 1, 2014 through December 31, 2014. Stock-based compensation expense is included in cost of sales, research and development expenses and selling and general expenses.

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
The weighted-average fair value of options granted in the years ended December 31, 2016 and 2015 and the period from the Spin-off date to December 31, 2014 was $7.70, $15.15 and $10.01, respectively, based on the following assumptions:

	Year Ended December 31,				November 1, 2014 to December 31, 2014
	2016(a)	2015
Volatility	26%	25%	to	34%	25%	to	27%
Risk-free rate	1.2%	0.7%	to	1.9%	0.8%	to	1.6%
Expected term (Years)	5	2	to	7	3	to	5
Dividend Yield	0%	0%			0%
________________________________________

(a)	In the year ended December 31, 2016, all stock options granted had uniform terms and were awarded on the same grant date.
Stock-based compensation expense related to stock options was $5 million, $6 million and $1 million for the years ended December 31, 2016 and 2015, and the period from the Spin-off date through December 31, 2014, respectively.
A summary of stock option activity is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	1,146	$40.70
Granted	458	29.48
Exercises	(12)	33.48
Forfeitures	(66)	39.95
Outstanding at December 31, 2016	1,526	$37.42	8.1	$4.4
Vested and exercisable at December 31, 2016	469	$36.52	7.0	$1.1
The following table summarizes information about options outstanding as of December 31, 2016:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Shares (in thousands)	Weighted-Average Remaining Contractual Term (Years)	Shares (in thousands)	Weighted-Average Exercise Price
$25.00	to	$35.00	652	8.3	204	$31.67
$35.00	to	$45.00	293	7.5	174	37.53
$45.00+			581	8.2	91	45.53
			1,526	8.1	469	$36.52

In the year ended December 31, 2016, the intrinsic value of exercised options and the resulting excess tax benefit was not material. In the year ended December 31, 2015, options with an aggregate intrinsic value of $0.4 million were exercised resulting in an excess tax benefit of $0.2 million which was recognized as a component of additional paid in capital in the accompanying consolidated balance sheet as of December 31, 2015. There was no exercise activity for the period from the Spin-off date through December 31, 2014. For stock options outstanding at December 31, 2016, we expect to recognize an additional $6 million of expense over the remaining average service period of one year.
Restricted Share Units
Restricted shares, time-vested restricted share units and performance-based restricted share units granted to employees and directors are valued at the closing market price of our common stock on the grant date with vesting conditions determined upon approval of the award.
Stock-based compensation expense related to restricted stock units was $6 million and $8 million for the years ended December 31, 2016 and 2015, respectively, and $2 million for the period from the Spin-off date through December 31, 2014. A summary of restricted share unit activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2015	519	$40.69
Granted	125	31.89
Vested	(86)	38.08
Forfeited	(30)	39.35
Outstanding at December 31, 2016	528	$39.12
For restricted share units outstanding at December 31, 2016, we expect to recognize an additional $5 million of expense over the remaining average service period of one year.
We also issue restricted share units for which vesting is conditioned on meeting a defined measure of total shareholder return (“TSR units”) over a restricted period of three years. Total shareholder return is measured as our stock price performance over the restricted period compared to defined group of peer companies. The expense recognition for TSR units differs from awards with service or performance conditions in that the expense is recognized over the restricted period regardless of whether the total shareholder return target is met or not, while expense for awards with service and performance conditions is recognized based on the number of awards expected to vest. The fair value of TSR units is determined using a Monte Carlo using a volatility assumption based on the average stock-price volatility for a peer group of companies over the restricted period. For awards granted in the year ended December 31, 2016, the assumed volatility was 25% and the weighted average fair value per TSR unit was $38.64. For the year ended December 31, 2016, stock-based compensation expense related to TSR units was $5 million.
A summary of TSR unit activity is presented below.

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2015	—	$—
Granted	230	38.64
Forfeited	(6)	40.12
Outstanding at December 31, 2016	224	$38.60
For TSR units outstanding at December 31, 2016, we expect to recognize an additional $4 million of expense over the weighted average remaining restricted period of two years.
Expense under Kimberly-Clark Equity Incentive Plans
Stock-based compensation expense allocated to us by Kimberly-Clark prior to the Spin-off under their incentive plans was $5 million through the Spin-off date in 2014.

Note 11.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark prior to the Spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the years ended December 31, 2016 and 2015, we have incurred $20 million and $17 million, respectively, related to these matters.
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
We have an Indemnification Obligation for, and have assumed the defense of, the matter styled Bahamas Surgery Center, LLC v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 2:14-cv-08390-DMG-SH (C.D. Cal.) (“Bahamas”), filed on October 29, 2014. In that case, the plaintiff brings a putative class action asserting claims for common law fraud (affirmative misrepresentation and fraudulent concealment) and violation of California’s Unfair Competition Law in connection with our marketing and sale of MicroCool surgical gowns. On June 1, 2016, the plaintiff moved for class certification of a California-only damages class and a California-only injunctive relief class. Although the plaintiff did not also move for certification of a nationwide class to determine liability, damages, or injunctive relief, it did move for certification of a nationwide “issue” class purporting to resolve certain issues allegedly “common” to members of that class. On July 8, 2016, we moved for summary judgment. On November 8, 2016, the court granted in part and denied in part the plaintiff’s motion for class certification. The court certified a California-only class for damages and injunctive relief arising from fraud by omission, but it rejected certification of a California-only class arising from affirmative fraud, and it also rejected certification of a nationwide “issue” class. The court also rejected the plaintiff’s request for “full restitution” damages, meaning the full value of the gowns. Instead, the court found any damages would be based on the difference between the purchase price of the gowns and what the purchase price would have been for gowns with no AAMI rating. On November 15, 2016, the court denied our motion for summary judgment. The parties remain engaged in discovery. The trial is scheduled to begin on March 28, 2017. We intend to continue our vigorous defense of the matter.
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
On October 12, 2016, after the DOJ submitted filings on behalf of itself and various States declining to intervene in two qui tam matters, both matters were unsealed. One of those matters is U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C. D. Cal.) (“Shahinian”), filed on October 27, 2014. The other of those matters is U.S. ex rel. Edgett, et al. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al, No. 3:15-cv-00434-B (N.D. Tex.) (“Edgett”), filed on February 9, 2015. Both cases allege, among other things, violations of both the federal and state False Claims Acts in connection with the marketing and sale of certain surgical gowns. On November 7, 2016, Dr. Shahinian served his complaint on Kimberly-Clark, and on February 6, 2017, he served an amended complaint on Kimberly-Clark. On January 9, 2017, Mr. Edgett served his complaint on both Kimberly-Clark and Halyard Health. We may have an Indemnification Obligation for the two matters under the distribution agreement with Kimberly-Clark. We intend to vigorously defend the cases.

We were served with a complaint in a matter styled Jackson v. Halyard Health, Inc., Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-05093-LTS (S.D.N.Y.), filed on June 28, 2016. In that case, the plaintiff brings a putative class action against the Company, our Chief Executive Officer, our Chief Financial Officer and other defendants, asserting claims for violations of the Securities Exchange Act, Sections 10(b) and 20(a). The plaintiff alleges that the defendants made misrepresentations and failed to disclose certain information about the safety and effectiveness of our MicroCool gowns and thereby artificially inflated the Company’s stock prices during the respective class periods. The alleged class period for purchasers of Kimberly-Clark securities who subsequently received Halyard Health securities is February 25, 2013 to October 21, 2014, and the alleged class period for purchasers of Halyard Health securities is October 21, 2014 to April 29, 2016. On February 16, 2017, we moved to dismiss the case. We intend to continue our vigorous defense of this matter.
We were also served with a complaint in a matter styled Margaret C. Richardson Trustee of the Survivors Trust Dated 6/12/84 for the Benefit of the H&M Richardson Revocable Trust v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-06296 (S. D. N. Y.) (“Richardson”), filed on August 9, 2016. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and alleges that the defendants breached their fiduciary duty, were unjustly enriched, and violated Section 14(A) of the Securities and Exchange Act in connection with Halyard Health, Inc.’s marketing and sale of MicroCool gowns. We were also served with a complaint in a matter styled Kai Chiu v. Robert E. Abernathy, Steven E. Voskuil, et al, No. 2:16-cv-08768 (C.D. Cal.), filed on November 23, 2016. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and makes allegations and brings causes of action similar to those in Richardson, but the plaintiff also adds causes of action for abuse of control, gross mismanagement, and waste of corporate assets. We intend to vigorously defend these matters.
We were also served with a complaint in the matter styled Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 2:16-cv-08571 (C. D. Cal.). In that case, the plaintiff makes allegations similar to those in Bahamas, Shahinian, and Edgett, and brings causes of action under federal and state false advertising laws and state unfair competition laws. We may have an Indemnification Obligation for this matter under the distribution agreement with Kimberly-Clark. We intend to vigorously defend it.
We operate in an industry characterized by extensive patent litigation and competitors may claim that our products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require us to make significant royalty payments in order to continue selling the affected products. At any given time we may be involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. As of December 31, 2016 and 2015, we have an accrued liability which management believes is adequate for the matters described herein. The accrued liability is included in “Accrued expenses” in the accompanying consolidated balance sheet.
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

Operating Leases
We have entered into operating leases for principal executive offices, located in Alpharetta, Georgia, as well as certain warehouse, manufacturing and distribution facilities. The future minimum obligations under operating leases having a non-cancelable term in excess of one year are as follows (in millions):

Year	Amount
2017	$16.9
2018	14.9
2019	12.3
2020	8.0
2021	7.3
Thereafter	41.1
Future minimum obligations	$100.5
Rental expense under operating leases was $22 million, $22 million and $17 million in 2016, 2015 and 2014, respectively.
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
The derivative assets for foreign exchange contracts were not material as of December 31, 2016 and 2015. The derivative liabilities for foreign exchange contracts as of December 31, 2016 and 2015 were $1 million and $2 million, respectively, and are included in the consolidated balance sheet in accrued expenses.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. These gains or losses recognized to earnings were not significant in each of the three years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was approximately $33 million. Cash flow hedges resulted in no significant ineffectiveness in each of the three years ended December 31, 2016, 2015 and 2014. For each of the three years ended December 31, 2016, 2015 and 2014, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At December 31, 2016, amounts to be reclassified from AOCI during the next year are not expected to be significant. The maximum maturity of cash flow hedges in place at December 31, 2016 is December 2017.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other (income) and expense, net. These gains or losses have not been significant for each of the three years ended December 31, 2016, 2015 and 2014. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. At December 31, 2016, the notional amount of these undesignated derivative instruments was approximately $2 million.
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

The calculation of basic and diluted EPS for each of the three years ended December 31, 2016, 2015 and 2014 is set forth in the following table (in millions, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$39.8	$(426.3)	$27.1
Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.6	46.6	46.5
Dilutive effect of stock options and restricted share unit awards	0.4	—	—
Diluted weighted average shares outstanding	47.0	46.6	46.5
Earnings (Loss) Per Share:
Basic	$0.85	$(9.15)	$0.58
Diluted	$0.85	$(9.15)	$0.58
Restricted share units (“RSUs”) contain provisions allowing for the equivalent of any dividends paid on common stock during the restricted period to be reinvested into additional RSUs at the then fair market value of the common stock on the date dividends are paid. Such awards are to be included in the EPS calculation under the two-class method. Currently we do not anticipate any cash dividends for the foreseeable future and our outstanding RSU awards are not material in comparison to our weighted average shares outstanding. Accordingly, all EPS amounts reflect shares as if they were fully vested and the disclosures associated with the two-class method are not presented herein.
For the year ended December 31, 2016, 1.6 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 14.    Business Segment Information
We are organized into two operating segments based on product groupings: Medical Devices and S&IP. These operating segments, which are also our reportable global business segments, were determined in accordance with how our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses.
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

Information concerning operations by business segment is presented in the following table (in millions):

	Year Ended December 31,
	2016	2015	2014
Net Sales
Medical Devices	$567.3	$509.5	$501.7
S&IP	1,012.1	1,030.2	1,139.3
Corporate and Other	12.9	34.7	31.1
Total Net Sales(a)	1,592.3	1,574.4	1,672.1
Operating Profit
Medical Devices	123.8	107.8	104.6
S&IP	90.7	98.4	166.3
Corporate and Other(b)(c)(d)	(108.8)	(105.4)	(180.4)
Goodwill impairment	—	(474.0)	—
Other (expense) income, net(e)(f)	(18.3)	(4.5)	3.8
Total Operating Profit (Loss)	87.4	(377.7)	94.3
Interest income	0.6	0.3	2.9
Interest expense	(32.7)	(33.1)	(6.0)
Income (Loss) before Income Taxes	$55.3	$(410.5)	$91.2
______________________________

(a)	Net sales in the United States to third parties totaled $1.1 billion in each of the last three years ended December 31, 2016.

(b)
Corporate and Other for the year ended December 31, 2016 includes $65 million of general expenses, $22 million of post spin-related transition expenses, $18 million of acquisition, integration and restructuring expenses related to the Acquisition (see “Business Acquisition in Note 2) and $4 million of costs related to corporate sales.

(c)
Corporate and Other for the year ended December 31, 2015 includes $47 million of general expenses, $55 million of post spin-related transition expenses and $3 million of costs related to corporate sales.

(d)	Corporate and Other for the year ended December 31, 2014 includes $60 million associated with the disposal of one of our disposable glove facilities in Thailand.

(e)	Other (expense) income for the year ended December 31, 2016 includes $20 million related to legal expenses and litigation (see “Commitments and Contingencies” in Note 11).

(f)
Other (expense) income for the year ended December 31, 2015 includes $17 million related to litigation matters, as noted in (e) above, partially offset by a $12 million gain on the sale of an exam glove manufacturing facility in Thailand.

Within the Medical Devices segment, our digestive health products accounted for more than 10% of total net sales in each of the years ended December 31, 2016 and 2015. Surgical pain products also accounted for 10% or more of total net sales in the year ended December 31, 2015. None of our products in the Medical Devices accounted for 10% or more of total net sales in 2014. Within the S&IP segment, surgical drapes and gowns and medical exam gloves each accounted for more than 10% of total net sales in each of the years ended December 31, 2016, 2015 and 2014. Our sterilization products also accounted for more than 10% of total net sales in year ended December 31, 2014.

Depreciation, amortization and capital expenditures by segment are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Depreciation and Amortization
Medical Devices	$30.4	$30.8	$40.4
S&IP	24.6	23.3	41.4
Corporate and Other	10.2	11.3	3.6
Total Depreciation and Amortization	$65.2	$65.4	$85.4

Capital Expenditures
Medical Devices	$17.7	$23.2	$19.1
S&IP	11.2	30.0	46.3
Corporate and Other	0.2	17.2	13.1
Total Capital Expenditures	$29.1	$70.4	$78.5
Information concerning assets by business segment is presented in the following table (in millions):

	As of December 31,
	2016	2015
Assets
Medical Devices	$1,197.2	$1,030.9
S&IP	714.4	766.5
Corporate and Other	160.2	202.8
Total Assets	$2,071.8	$2,000.2
Note 15.    Related Party Transactions
Our consolidated financial statements include net sales to Kimberly-Clark subsidiaries and affiliates of $79 million through the Spin-off date in 2014.
Our consolidated financial statements include certain expenses of Kimberly-Clark which were allocated to us for certain administrative functions through the Spin-off date in 2014. These allocations from Kimberly-Clark were approximately $22 million in “Cost of products sold,” $41 million in “Selling and general expenses” and $11 million in “Research and development.”
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

The following condensed consolidating balance sheets as of December 31, 2016 and 2015 and the condensed consolidating statements of income and cash flows for the years ended December 31, 2016, 2015 and 2014 provide condensed consolidating financial information for Halyard Health, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidating basis.
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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,465.5	$436.0	$(309.2)	$1,592.3
Cost of products sold	—	989.5	354.1	(309.2)	1,034.4
Gross Profit	—	476.0	81.9	—	557.9
Research and development expenses	—	40.7	0.4	—	41.1
Selling and general expenses	37.2	312.4	61.5	—	411.1
Other (income) expense, net	(1.3)	36.3	(18.4)	1.7	18.3
Operating (Loss) Profit	(35.9)	86.6	38.4	(1.7)	87.4
Interest income	0.3	0.1	2.5	(2.3)	0.6
Interest expense	(33.1)	(1.7)	(0.2)	2.3	(32.7)
(Loss) Income Before Income Taxes	(68.7)	85.0	40.7	(1.7)	55.3
Income tax benefit (provision)	23.2	(23.9)	(14.8)	—	(15.5)
Equity in earnings of consolidated subsidiaries	85.3	22.3	—	(107.6)	—
Net Income (Loss)	39.8	83.4	25.9	(109.3)	39.8
Total other comprehensive loss, net of tax	(6.9)	(6.3)	(7.2)	13.5	(6.9)
Comprehensive Income (Loss)	$32.9	$77.1	$18.7	$(95.8)	$32.9

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,470.8	$452.2	$(348.6)	$1,574.4
Cost of products sold	—	997.5	393.9	(348.6)	1,042.8
Gross Profit	—	473.3	58.3	—	531.6
Research and development expenses	—	32.3	—	—	32.3
Selling and general expenses	30.6	309.2	58.7	—	398.5
Goodwill impairment	—	455.0	19.0	—	474.0
Other (income) expense, net	(2.7)	45.8	(38.6)	—	4.5
Operating (Loss) Profit	(27.9)	(369.0)	19.2	—	(377.7)
Interest income	0.3	—	3.1	(3.1)	0.3
Interest expense	(33.8)	(2.1)	(0.3)	3.1	(33.1)
(Loss) Income Before Income Taxes	(61.4)	(371.1)	22.0	—	(410.5)
Income tax benefit (provision)	24.6	(29.2)	(11.2)	—	(15.8)
Equity in earnings of consolidated subsidiaries	(389.5)	22.4	—	367.1	—
Net (Loss) Income	(426.3)	(377.9)	10.8	367.1	(426.3)
Total other comprehensive loss, net of tax	—	(0.1)	(24.0)	—	(24.1)
Comprehensive Loss	$(426.3)	$(378.0)	$(13.2)	$367.1	$(450.4)

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Year Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Net Sales	$—	$1,455.0	$619.8	$(402.7)	$1,672.1
Cost of products sold	—	979.6	546.6	(402.7)	1,123.5
Gross Profit	—	475.4	73.2	—	548.6
Research and development expenses	—	33.6	—	—	33.6
Selling and general expenses	3.0	363.0	58.5	—	424.5
Other income, net	0.1	—	(3.9)	—	(3.8)
Operating (Loss) Profit	(3.1)	78.8	18.6	—	94.3
Interest income	—	2.6	0.3	—	2.9
Interest expense	(5.2)	(0.7)	(0.1)	—	(6.0)
(Loss) Income Before Income Taxes	(8.3)	80.7	18.8	—	91.2
Income tax provision	—	(62.8)	(1.3)	—	(64.1)
Equity in earnings of consolidated subsidiaries	(6.2)	13.8	—	(7.6)	—
Net (Loss) Income	(14.5)	31.7	17.5	(7.6)	27.1
Total other comprehensive loss, net of tax	—	(0.9)	(9.9)	—	(10.8)
Comprehensive (Loss) Income	$(14.5)	$30.8	$7.6	$(7.6)	$16.3

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$54.2	$9.5	$50.0	$—	$113.7
Accounts receivable, net	3.1	552.5	241.5	(607.0)	190.1
Inventories	—	231.1	41.4	—	272.5
Prepaid and other current assets	5.0	10.5	2.0	(0.3)	17.2
Total Current Assets	62.3	803.6	334.9	(607.3)	593.5
Property, Plant and Equipment, Net	—	217.3	43.5	—	260.8
Investment in Consolidated Subsidiaries	2,029.5	328.7	—	(2,358.2)	—
Goodwill	—	993.8	35.2	—	1,029.0
Other Intangible Assets, net	—	161.1	8.7	—	169.8
Other Assets	1.0	7.8	9.9	—	18.7
TOTAL ASSETS	$2,092.8	$2,512.3	$432.2	$(2,965.5)	$2,071.8

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$398.3	$328.9	$47.8	$(601.9)	$173.1
Accrued expenses	11.1	113.8	31.8	(5.4)	151.3
Total Current Liabilities	409.4	442.7	79.6	(607.3)	324.4
Long-Term Debt	579.0	—	—	—	579.0
Other Long-Term Liabilities	1.9	54.4	9.6	—	65.9
Total Liabilities	990.3	497.1	89.2	(607.3)	969.3
Total Equity	1,102.5	2,015.2	343.0	(2,358.2)	1,102.5
TOTAL LIABILITIES AND EQUITY	$2,092.8	$2,512.3	$432.2	$(2,965.5)	$2,071.8

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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(33.0)	$207.7	$15.8	$(1.7)	$188.8
Investing Activities
Capital expenditures	—	(22.7)	(6.4)	—	(29.1)
Acquisition of business, net of cash acquired	(175.0)	—	—	—	(175.0)
Proceeds from dispositions of property	—	3.2	—	—	3.2
Intercompany contributions	0.5	(177.9)	2.7	174.7	—
Cash Used in Investing Activities	(174.5)	(197.4)	(3.7)	174.7	(200.9)
Financing Activities
Intercompany contributions	170.8	—	(0.3)	(170.5)	—
Line of credit facility proceeds	72.0	—	—	—	72.0
Line of credit facility repayments	(72.0)	—	—	—	(72.0)
Debt issuance costs	(0.9)	—	—	—	(0.9)
Purchase of treasury stock	(0.9)	—	—	—	(0.9)
Proceeds and excess tax benefits from the exercise of stock options	0.4	—	—	—	0.4
Cash Provided by (Used in) Financing Activities	169.4	—	(0.3)	(170.5)	(1.4)
Effect of Exchange Rate on Cash and Cash Equivalents	—	(0.8)	(1.5)	—	(2.3)
(Decrease) Increase in Cash and Cash Equivalents	(38.1)	9.5	10.3	2.5	(15.8)
Cash and Cash Equivalents, Beginning of Period	92.3	—	39.7	(2.5)	129.5
Cash and Cash Equivalents, End of Period	$54.2	$9.5	$50.0	$—	$113.7

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(44.7)	$110.5	$34.3	$(2.5)	$97.6
Investing Activities
Capital expenditures	—	(61.3)	(9.1)	—	(70.4)
Proceeds from property dispositions	—	—	7.8	—	7.8
Intercompany contributions	39.9	(53.1)	1.3	11.9	—
Cash Provided by (Used in) Investing Activities	39.9	(114.4)	—	11.9	(62.6)
Financing Activities
Intercompany contributions	46.5	—	(34.6)	(11.9)	—
Debt repayments	(51.0)	—	—	—	(51.0)
Purchase of treasury stock	(1.0)	—	—	—	(1.0)
Proceeds and excess tax benefits from the exercise of stock options	1.4	—	—	—	1.4
Cash Used in Financing Activities	(4.1)	—	(34.6)	(11.9)	(50.6)
Effect of Exchange Rate on Cash and Cash Equivalents	—	—	(3.9)	—	(3.9)
Decrease in Cash and Cash Equivalents	(8.9)	(3.9)	(4.2)	(2.5)	(19.5)
Cash and Cash Equivalents, Beginning of Period	101.2	3.9	43.9	—	149.0
Cash and Cash Equivalents, End of Period	$92.3	$—	$39.7	$(2.5)	$129.5

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated and Combined
Operating Activities
Cash Provided by Operating Activities	$—	$41.9	$106.0	$—	$147.9
Investing Activities
Capital expenditures	—	(70.8)	(7.7)	—	(78.5)
Deposit received on pending sale of assets	—	—	7.8	—	7.8
Cash (Used in) Provided by Investing Activities	—	(70.8)	0.1	—	(70.7)
Financing Activities
Intercompany contributions	66.7	(48.4)	(18.3)	—	—
Debt proceeds	636.1	—	1.9	—	638.0
Debit issuance costs	(11.8)	—	—	—	(11.8)
Debt repayments	—	(2.9)	(10.9)	—	(13.8)
Spin-off cash distribution to Kimberly-Clark	(680.0)	—	—	—	(680.0)
Net transfers from (to) Kimberly-Clark	90.2	77.4	(74.3)	—	93.3
Other	—	3.5	—	—	3.5
Cash Provided by (Used in) Financing Activities	101.2	29.6	(101.6)	—	29.2
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.1	(1.6)	—	(1.5)
Increase in Cash and Cash Equivalents	101.2	0.8	2.9	—	104.9
Cash and Cash Equivalents, Beginning of Period	—	3.1	41.0	—	44.1
Cash and Cash Equivalents, End of Period	$101.2	$3.9	$43.9	$—	$149.0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Halyard Health, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Halyard Health, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Halyard Health, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Atlanta, Georgia
February 27, 2017

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer believe that, as of December 31, 2016, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. The scope of management’s evaluation included all of our businesses except for the businesses acquired with Medsystems Holdings, Inc. (“Medsystems”) which was acquired in May 2016 and whose financial statements constitute 10% of our consolidated assets, 2% of our consolidated net sales and 4% of our consolidated net income as of and for the year ended December 31, 2016. For further information, see “Business Acquisition” in Note 2 to the consolidated financial statements in Item 8 of this report. Management’s evaluation was based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Halyard Health, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Halyard Health, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Medsystems Holdings, Inc. (“Medsystems”) which was acquired in May 2016 and whose financial statements constitute 10% of consolidated assets, 2% of consolidated net sales and 4% of consolidated net income as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Medsystems. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Atlanta, Georgia
February 27, 2017

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
We believe we are in compliance with all applicable corporate governance requirements of the New York Stock Exchange, the Securities and Exchange Commission, the Sarbanes-Oxley Act of 2002 and the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that have become effective as of the date of this Annual Report on Form 10-K.

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
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in thousands) (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders(1)	2,278(2)	$37.42	2,424

(1)
Includes (a) the Halyard Health, Inc. Equity Participation Plan (the “Employee Plan”), effective November 1, 2014 and (b) the Halyard Health, Inc. Outside Directors’ Compensation Plan, effective November 1, 2014 (the “Director Plan”).

(2)
Includes 691 restricted share units granted under the Employee Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares issued may vary, depending on actual performance). Upon vesting, a share of

Halyard common stock is issued for each restricted share unit. Column (a) also includes 61 restricted share units granted under the Director Plan. Under the Director Plan, upon retirement from, or any other termination of service from the Board, a share of Halyard common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price.
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

3.	Exhibits

Exhibit No. (10)a	Halyard Health, Inc. Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated October 26, 2016.
Exhibit No. (10)b	Halyard Health, Inc. Amended and Restated Severance Pay Plan, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated October 26, 2016.
Exhibit No. (12)	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2016, filed herewith.
Exhibit No. (21)	Subsidiaries of the Corporation, filed herewith.
Exhibit No. (23)	Consent of Independent Registered Public Accounting Firm, filed herewith.
Exhibit No. (24)	Powers of Attorney, filed herewith.
Exhibit No. (31)a	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.
Exhibit No. (31)b	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.
Exhibit No. (32)a	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
Exhibit No. (32)b	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
Exhibit No. (101).INS	XBRL Instance Document
Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document
Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALYARD HEALTH, INC.

February 27, 2017	By:	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert E. Abernathy	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	February 27, 2017
Robert E. Abernathy

/s/ Steven E. Voskuil	Senior Vice President and Chief Financial Officer (principal financial officer)	February 27, 2017
Steven E. Voskuil

/s/ Renato Negro	Vice President and Controller (principal accounting officer)	February 27, 2017
Renato Negro

Directors

Gary D. Blackford
John P. Byrnes
Ronald W. Dollens
Heidi Kunz
William A. Hawkins III
Patrick J. O’Leary
Maria Sainz
Dr. Julie Shimer

By:	/s/ S. Ross Mansbach	February 27, 2017
S. Ross Mansbach Attorney-in-Fact

