Form 10-Q
period 2017-03-31
Halyard Health, Inc.
filed 2017-05-02
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Emerging growth company	☐
Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 26, 2017 there were 46,695,242 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Sales	$395.6	$384.8
Cost of products sold	252.7	248.3
Gross Profit	142.9	136.5
Research and development	8.0	8.7
Selling and general expenses	101.2	92.8
Other expense, net	7.4	1.9
Operating Profit	26.3	33.1
Interest income	0.4	0.2
Interest expense	(7.6)	(8.0)
Income Before Income Taxes	19.1	25.3
Income tax provision	(6.3)	(11.1)
Net Income	$12.8	$14.2

Earnings Per Share
Basic	$0.27	$0.30
Diluted	0.27	0.30

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Income	$12.8	$14.2
Other Comprehensive Income, Net of Tax
Unrealized currency translation adjustments	9.8	5.5
Defined benefit plans	0.2	—
Cash flow hedges	0.7	1.1
Total Other Comprehensive Income, Net of Tax	10.7	6.6
Comprehensive Income	$23.5	$20.8

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$143.1	$113.7
Accounts receivable, net of allowances	181.2	190.1
Inventories	273.4	272.5
Prepaid expenses and other current assets	16.7	17.2
Total Current Assets	614.4	593.5
Property, Plant and Equipment, net	258.3	260.8
Goodwill	1,029.7	1,029.0
Other Intangible Assets, net	164.4	169.8
Deferred Tax Assets	15.8	15.1
Other Assets	3.8	3.6
TOTAL ASSETS	$2,086.4	$2,071.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$179.7	$173.1
Accrued expenses	130.3	151.3
Total Current Liabilities	310.0	324.4
Long-Term Debt	579.4	579.0
Deferred Tax Liabilities	36.2	35.8
Other Long-Term Liabilities	29.9	30.1
Total Liabilities	955.5	969.3

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,695,242 outstanding at March 31, 2017 and 46,681,798 outstanding at December 31, 2016	0.5	0.5
Additional paid-in capital	1,538.1	1,533.2
Accumulated deficit	(366.4)	(379.2)
Treasury stock	(1.9)	(1.9)
Accumulated other comprehensive loss	(39.4)	(50.1)
Total Stockholders’ Equity	1,130.9	1,102.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,086.4	$2,071.8

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$12.8	$14.2
Depreciation and amortization	16.2	15.6
Stock-based compensation expense	4.4	3.8
Net loss on asset dispositions	—	0.1
Changes in operating assets and liabilities:
Accounts receivable	8.1	(16.6)
Inventories	(0.9)	(5.2)
Prepaid expenses and other assets	1.3	3.1
Accounts payable	11.2	19.4
Accrued expenses	(19.6)	2.6
Other	3.5	5.5
Cash Provided by Operating Activities	37.0	42.5
Investing Activities
Capital expenditures	(10.2)	(8.0)
Cash Used in Investing Activities	(10.2)	(8.0)
Financing Activities
Proceeds from the exercise of stock options	0.5	—
Cash Provided by Financing Activities	0.5	—
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.1	1.1
Increase in Cash and Cash Equivalents	29.4	35.6
Cash and Cash Equivalents - Beginning of Period	113.7	129.5
Cash and Cash Equivalents - End of Period	$143.1	$165.1

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Accounting Policies
Background and Basis of Presentation
Halyard Health, Inc. is a medical technology company focused on eliminating pain, speeding recovery and preventing infection for healthcare providers and patients. We are committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. We operate in two reportable business segments: Medical Devices and Surgical and Infection Prevention (“S&IP”). References to “Halyard,” “Company,” “we,” “our” and “us” refer to Halyard Health, Inc.
Interim Financial Statements
We prepared the accompanying condensed consolidated financial statements according to accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and the condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. Our unaudited interim condensed consolidated financial statements contain all material adjustments which are of a normal and recurring nature necessary to fairly state our financial condition, results of operations and cash flows for the periods presented.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, and elected to account for forfeitures as they occur rather than applying an estimated forfeiture rate. The adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. This ASU requires that current service cost be reported in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are to be presented separately in the income statement and below operating income, if operating income is presented. This ASU is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with retrospective application required. Earlier adoption is permitted in any interim or annual period for which financial statements have not yet been issued. The adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, that replaces the existing two-step goodwill impairment test with a simplified one-step process. This ASU provides that goodwill impairment will be measured as the excess of the reporting unit’s carrying amount over its fair value and abandons the second step that requires the measurement of goodwill impairment by comparing the implied value of a reporting unit’s goodwill to the goodwill’s carrying amount. This ASU is to be adopted prospectively for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment testing dates after January 1, 2017. We plan to adopt this ASU beginning with our next annual goodwill impairment test as of July 1, 2017. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. Subsequently, the FASB provided additional guidance regarding revenue recognition through the issuance of ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations, and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing. ASU 2016-08 requires an entity to determine whether the nature of its promise to customers is to provide the specified good or service itself (as a principal) or to arrange for that good or service to be provided by another party (as an agent). Notably, an entity is a principal if it controls the specified good or service prior to delivery of the specified good or service to the customer. Indicators of control include whether the entity is primarily responsible for fulfilling the promise to provide the specified good or service, whether the entity assumes inventory risk for the specified goods and whether the entity has discretion in establishing selling prices of the specified goods or services. ASU 2016-10 provides clarification on identifying performance obligations and the implementation of the licensing guidance. These ASUs are effective for public entities for annual and interim periods beginning after December 15, 2017. Adoption prior to interim periods beginning after December 15, 2016 is not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new ASU with restatement of prior years and one requiring prospective application of the new ASU with disclosure of results under old standards. While our review of the effect of this ASU is not yet complete, based on the results of our review to date, we do not expect a material effect on our financial position, results of operations or cash flows. We will continue our evaluation to include the disclosure requirements along with any changes, modifications or interpretations that may affect our current conclusion. We expect to apply this ASU using the modified retrospective method.

Note 2.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	March 31, 2017	December 31, 2016
Accounts receivable	$182.8	$191.6
Allowances and doubtful accounts	(1.6)	(1.5)
Accounts receivable, net	$181.2	$190.1
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	March 31, 2017			December 31, 2016
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$48.9	$1.9	$50.8	$45.8	$2.3	$48.1
Work in process	53.7	0.5	54.2	50.6	0.3	50.9
Finished goods	123.9	40.4	164.3	130.8	40.5	171.3
Supplies and other	—	13.4	13.4	—	12.8	12.8
	226.5	56.2	282.7	227.2	55.9	283.1
Excess of FIFO or weighted-average cost over LIFO cost	(9.3)	—	(9.3)	(10.6)	—	(10.6)
Total	$217.2	$56.2	$273.4	$216.6	$55.9	$272.5
We may distribute products bearing the Kimberly-Clark brand under a royalty agreement that has been extended to the end of this year. As of March 31, 2017, we had $10 million of inventory bearing the Kimberly-Clark brand on hand. As of March 31, 2017, we have an allowance of $8 million for potential losses from inventory that we may not sell before the expiration of our royalty agreement with Kimberly-Clark.
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	March 31, 2017	December 31, 2016
Land	$2.2	$2.1
Buildings	88.5	85.8
Machinery and equipment	511.1	499.8
Construction in progress	20.8	25.0
	622.6	612.7
Less accumulated depreciation	(364.3)	(351.9)
Total	$258.3	$260.8
Depreciation expense was $11 million and $10 million for the three months ended March 31, 2017 and 2016, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows (in millions):

	Medical Devices			S&IP			Consolidated
	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill, net
Balance at December 31, 2016	$762.3	$—	$762.3	$740.7	$(474.0)	$266.7	$1,029.0
Currency translation adjustment	0.3	—	0.3	0.4	—	0.4	0.7
Balance at March 31, 2017	$762.6	$—	$762.6	$741.1	$(474.0)	$267.1	$1,029.7

Intangible assets subject to amortization consist of the following (in millions):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$125.9	$(94.8)	$31.1	$125.9	$(93.8)	$32.1
Patents and acquired technologies	251.9	(135.1)	116.8	251.8	(131.1)	120.7
Other	55.3	(44.5)	10.8	55.1	(43.8)	11.3
Total	$433.1	$(274.4)	$158.7	$432.8	$(268.7)	$164.1
As of each period ended March 31, 2017 and December 31, 2016, we had $6 million of indefinite-lived intangible assets that we acquired in connection with an acquisition (See Note 3 - “Business Acquisition”) related to in-process research and development projects that we expect to launch later this year. Amortization expense for intangible assets was $6 million and $5 million for the three months ended March 31, 2017 and 2016, respectively. We estimate amortization expense for the remainder of 2017 and the following four years and beyond will be as follows (in millions):

For the years ending December 31,
2017	$15.8
2018	19.0
2019	15.2
2020	13.0
2021	10.7
Thereafter	85.0
Total	$158.7

Accrued Expenses
Accrued expenses consist of the following (in millions):

	March 31, 2017	December 31, 2016
Accrued rebates	$53.1	$55.7
Accrued salaries and wages	33.6	57.1
Accrued taxes - income and other	9.0	7.2
Other	34.6	31.3
Total	$130.3	$151.3
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	March 31, 2017	December 31, 2016
Taxes payable	$3.4	$3.4
Accrued compensation benefits	10.0	9.7
Other	16.5	17.0
Total	$29.9	$30.1
Note 3.     Business Acquisition
In May 2016, Halyard acquired all of the issued and outstanding capital stock of Medsystems Holdings, Inc. (“Medsystems”) a Delaware corporation, for a purchase price of $175 million, net of cash acquired (the “Acquisition”). Medsystems owns and conducts its primary business through CORPAK Medsystems (Medsystems and CORPAK Medsystems hereinafter referred to as “Corpak”).

Our actual results for the three months ended March 31, 2017 includes the consolidation of Corpak. The following table presents the unaudited pro forma information for the three months ended March 31, 2016, as if the Acquisition had occurred on January 1, 2015 (in millions, except per share amounts):

Three Months Ended March 31, 2016
(Unaudited)
Net sales	$397.8

Net income	10.6

Earnings per share:
Basic	$0.23
Diluted	0.23
The pro forma financial information has been adjusted to include the effects of the Acquisition, including acquisition-related costs, amortization of acquired intangibles, incremental interest expense and related tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Acquisition taken place as of the indicated date.
Upon Acquisition, we initiated activities to integrate the operations of Corpak into our company. These activities include, but are not limited to, integration of corporate functions, information technology and alignment with our operations.
For the three months ended March 31, 2017, we have incurred $1 million for the acquisition and integration activities described above, consisting primarily of severance and benefits, consulting, legal and other costs. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying consolidated income statements.
Restructuring
In June 2016, we initiated a restructuring plan to close the Corpak corporate headquarters and operating facility in Buffalo Grove, Illinois and consolidate operations into our existing corporate and operational facilities by the third quarter of 2017 (the “Plan”). We expect to incur costs of $7 million related to this Plan, consisting primarily of severance and benefits, accelerated depreciation and lease termination costs. For the three months ended March 31, 2017, the costs we have incurred related to the Plan were not significant. As of each period ended March 31, 2017 and December 31, 2016, we had $3 million of severance and benefits accrued for employees impacted by the Plan. Additional accruals and payments to employees in the three months ended March 31, 2017 was not material.
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
In the three months ended March 31, 2017, there were no transfers among Level 1, 2 or 3 fair value determinations.
The derivative liabilities for foreign exchange contracts were not material as of March 31, 2017 and $1 million as of December 31, 2016, respectively, and are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of March 31, 2017 were $1 million. Derivative assets for foreign exchange contracts were not significant as of December 31, 2016. These derivatives are classified as Level 2 of the fair value hierarchy. The fair values of derivatives used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		March 31, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$143.1	$143.1	$113.7	$113.7
Liabilities
Senior Unsecured Notes	1	246.7	257.5	246.5	256.4
Senior Secured Term Loan	2	332.7	342.0	332.5	341.3
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of the senior unsecured notes was based on observable market prices based on trading activity on a primary exchange. The fair value of our senior secured term loan was based on observed trading prices in a secondary market.
Note 5.     Debt
As of March 31, 2017 and December 31, 2016, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	March 31, 2017	December 31, 2016
Senior Secured Term Loan	3.53%	2021	$339.0	$339.0
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Total long-term debt			589.0	589.0
Unamortized Debt Discounts and Issuance Costs
Senior Secured Term Loan			(6.3)	(6.5)
Senior Unsecured Notes			(3.3)	(3.5)
Total Debt, net			$579.4	$579.0
Senior Secured Term Loan and Revolving Credit Facility
The senior secured term loan (the “Term Loan Facility”) is under a credit agreement that also includes a senior secured revolving credit facility that matures on October 31, 2019 which allows for borrowings up to $250 million, with a letter of credit sub-facility in an amount of $75 million and a swingline sub-facility in an amount of $25 million (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Senior Credit Facilities”). The Senior Credit Facilities are secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 3.96% as of March 31, 2017.
Borrowings under the Term Loan Facility bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, subject to a floor of 0.75%, plus 2.75%, or (ii) a base rate, subject to a floor of 0.75%, (calculated as the greatest of (1) the prime rate, (2) the U.S. federal funds effective rate plus 0.50% or (3) the one month LIBOR rate plus 1.00%) plus 1.75%. As of March 31, 2017, the interest rate in effect for the Term Loan Facility was 3.53%.
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
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of March 31, 2017, we had no borrowings and letters of credit of $4 million outstanding under the Revolving Credit Facility.

Senior Unsecured Notes
The senior unsecured notes (the “Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Unamortized debt discount and issuance costs are being amortized over the life of the Notes using the interest method, resulting in an effective interest rate of 6.53% as of March 31, 2017.
Note 6.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Defined Benefit Pension Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2016	$(48.7)	$(1.0)	$(0.4)	$(50.1)
Other comprehensive income	9.8	0.2	0.7	10.7
Balance, March 31, 2017	$(38.9)	$(0.8)	$0.3	$(39.4)
The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Unrealized translation	$9.8	$5.5

Defined benefit pension plans	0.2	—
Tax effect	—	—
Defined benefit pension plans, net of tax	0.2	—

Cash flow hedges	0.9	1.5
Tax effect	(0.2)	(0.4)
Cash flow hedges, net of tax	0.7	1.1

Change in AOCI	$10.7	$6.6
Note 7.     Stock-Based Compensation
Aggregate stock-based compensation expense was $4 million in each of the three months ended March 31, 2017 and 2016, respectively.
Stock-based compensation expense related to stock options was $1 million for each of the three months ended March 31, 2017 and 2016, respectively. Expense related to time-based restricted share units was $2 million and $3 million for the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense related to performance-based restricted share units, for which vesting is conditioned on meeting a defined measure of total shareholder return, was $1 million in each of the three months ended March 31, 2017 and 2016, respectively.
Effective January 1, 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, and elected to account for forfeitures of stock-based compensation instruments as they occur rather than applying an estimated forfeiture rate. This policy election did not have a material effect on stock-based compensation expense.
Note 8.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are generally our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters to the extent permitted by law and public policy (“Indemnification Obligation”). For the three months ended March 31, 2017 and 2016, we have incurred $8 million and $4 million, respectively, related to these matters.
Chondrolysis Litigation
An exception to our Indemnification Obligation relates to the pain pump litigation referenced in this paragraph. We are one of several manufacturers of continuous infusion medical devices, such as our ON-Q PAINBUSTER pain pumps, that are involved in several different pending or threatened litigation matters from multiple plaintiffs alleging that use of the continuous infusion device to deliver anesthetics directly into a synovial joint after surgery resulted in postarthroscopic glenohumeral chondrolysis, or a disintegration of the cartilage covering the bones in the joint (typically, in the shoulder). Plaintiffs generally seek monetary damages and attorneys’ fees. Although Kimberly-Clark generally retained the liabilities related to these matters, the distribution agreement between us and Kimberly-Clark provides that we will indemnify Kimberly-Clark for any such claims or causes of actions arising after the Spin-off.
Surgical Gown Litigation and Related Matters
We have an Indemnification Obligation for, and have assumed the defense of, the matter styled Bahamas Surgery Center, LLC v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 2:14-cv-08390-DMG-SH (C.D. Cal.) (“Bahamas”), filed on October 29, 2014. In that case, the plaintiff brought a putative class action asserting claims for common law fraud (affirmative misrepresentation and fraudulent concealment) and violation of California’s Unfair Competition Law in connection with our marketing and sale of MicroCool surgical gowns. On November 8, 2016, the court certified a California-only class arising from fraud by omission, but it rejected certification of a California-only class for damages and injunctive relief arising from affirmative fraud, and it also rejected certification of a nationwide “issue” class. The court also rejected the plaintiff’s request for “full restitution” damages, meaning the full value of the gowns. Instead, the court determined that damages, if any, would be based on the difference between the actual purchase price of the gowns and what the purchase price would have been had the allegedly omitted information been known by the purchasers at the time of purchase.
On April 7, 2017, after a two-week trial, a jury returned a verdict for the plaintiff, finding that Kimberly-Clark was liable for $4 million in compensatory damages (not including prejudgment interest) and $350 million in punitive damages, and that Halyard was liable for $0.3 million in compensatory damages (not including prejudgment interest) and $100 million in punitive damages. We intend to challenge the verdict through post-trial motions and, if necessary, appeal to a higher court. For instance, we intend to file a motion for judgment notwithstanding the verdict, which will argue that the court should reverse the jury’s verdict in whole or in part because it was based on insufficient facts and/or did not correctly apply the law. As an alternative, we may seek a new trial.
Additionally, we intend to challenge the jury’s punitive damages award as not being supported by the facts and for being excessive in violation of due process under the U.S. Constitution. The U.S. Supreme Court has stated that the Constitutional outer limit for the ratio between punitive damages and compensatory damages in cases such as ours is approximately 9 to 1 or lower, and we believe that in a case such as this one the ratio should be lower. We intend to rely on this and other legal authority in seeking to reduce the jury’s punitive damages award, which totaled more than 100 times the compensatory damages assessed against the defendants (including a ratio of approximately 382 to 1 as to the Company). We intend to continue our vigorous defense of the Bahamas matter.
We have notified Kimberly-Clark that we have reserved our rights to challenge any purported obligation to indemnify Kimberly-Clark for the punitive damages awarded against them. In connection with our reservation of rights, on May 1, 2017, we filed a complaint in the matter styled Halyard Health, Inc. v. Kimberly-Clark Corporation, Case No. BC659662 (County of Los Angeles, Superior Court of California). In that case, we seek a declaratory judgment that we have no obligation, under the Distribution Agreement or otherwise, to indemnify, pay, reimburse, assume, or otherwise cover punitive damages assessed against Kimberly-Clark in Bahamas Surgery Center, LLC, et al. v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 14-CV-08390 (C.D. Cal., originally filed on October 29, 2014), or any Expenses or Losses (as defined in the Distribution Agreement) associated with an award of punitive damages. On May 2, 2017, Kimberly-Clark filed a complaint in the matter styled Kimberly-Clark Corporation v. Halyard Health, Inc., Case No. 2017-0332-____ (Court of Chancery of the State of Delaware). In that case, Kimberly-Clark seeks a declaratory judgment that (1) we must indemnify them for all damages, including punitive damages, assessed against them in the Bahamas matter, (2) we have anticipatorily and materially breached the Distribution Agreement by our failure to indemnify them, and (3) we are estopped from asserting, or have otherwise waived, any claim that we are not required to indemnify them for all damages, including punitive damages, that may be awarded in the Bahamas matter.
In June 2015, we were served with a subpoena from the Department of Veterans Affairs Office of the Inspector General (“VA OIG”) seeking information related to the design, manufacture, testing, sale and promotion of MicroCool and other Company surgical gowns, and, in July 2015, also became aware that the subpoena and an earlier VA OIG subpoena served on Kimberly-Clark requesting information about gown sales to the federal government are related to a United States Department of Justice (“DOJ”) investigation. In May 2016, we were served with a subpoena from the DOJ seeking further information related to

Company gowns. On April 3, 2017, we received an additional subpoena from the DOJ seeking further information related to Company gowns. The Company is cooperating with the VA OIG’s request and the DOJ investigation.
On October 12, 2016, after the DOJ submitted filings on behalf of itself and various States declining to intervene in two qui tam matters, both matters were unsealed. One of those matters is U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C. D. Cal.) (“Shahinian”), filed on October 27, 2014. The other of those matters is U.S. ex rel. Edgett, et al. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al, No. 3:15-cv-00434-B (N.D. Tex.) (“Edgett”), filed on February 9, 2015. Both cases allege, among other things, violations of both the federal and state False Claims Acts in connection with the marketing and sale of certain surgical gowns. On November 7, 2016, Dr. Shahinian served his complaint on Kimberly-Clark, and on February 6, 2017, he served an amended complaint on Kimberly-Clark. On March 8, 2017, Kimberly-Clark moved to dismiss Dr. Shahinian’s amended complaint. On January 9, 2017, Mr. Edgett served his complaint on both Kimberly-Clark and Halyard Health. On April 17, Mr. Edgett filed an amended complaint. We may have an Indemnification Obligation for the two matters under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend these cases.
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
We were also served with a complaint in the matter styled Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 2:16-cv-08571 (C. D. Cal.), filed on November 17, 2016. In that case, the plaintiff makes allegations similar to those in Bahamas, Shahinian, and Edgett, and brings causes of action under federal and state false advertising laws and state unfair competition laws. On March 31, 2017 we moved to dismiss certain of Medline’s claims and to transfer any surviving claims from California to Georgia. We may have an Indemnification Obligation for this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend this matter.
On April 13, 2017, Kimberly-Clark was served with a complaint in the matter styled Christopher Naeyaert v. Kimberly-Clark Corporation, et al., No. PSC 1603503 (County of Riverside, Superior Court of California), filed on July 21, 2016. In that case, the plaintiff makes allegations similar to those in Bahamas and brings causes of action similar to those in Bahamas, except the allegations and causes of action relate to the Ultra surgical gown. We may have an Indemnification Obligation for this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend this matter.
On March 17, 2017, the DOJ submitted a filing declining to intervene in a qui tam matter, and the complaint was unsealed. That matter is styled U.S. ex rel. Kromenaker v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 1:15-cv-04413-SCJ (N. D. Ga.), filed on December 21, 2015. In that case, the plaintiff alleges, among other things, violations of the federal False Claims Act in connection with the marketing and sale of certain products, including feminine hygiene products, surgical gowns and endotracheal tubes. We are evaluating the extent to which we may have an Indemnification Obligation for certain parts of this matter under the distribution agreement with Kimberly-Clark. We intend to vigorously defend this matter.

Patent Litigation
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
General
While we maintain general and professional liability, product liability and other insurance, our insurance policies may not cover all of these matters and may not fully cover liabilities arising out of these matters. In addition, we may be obligated to indemnify our directors and officers against these matters.
Although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not materially impact our liquidity, access to capital markets or ability to conduct our daily operations.
As of March 31, 2017, we have an accrued liability for the matters described herein. The accrued liability is included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us, (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
Environmental Compliance
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
Note 9.    Derivative Financial Instruments
The derivative liabilities for foreign exchange contracts were not significant as of March 31, 2017 and were $1 million as of December 31, 2016, and are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of March 31, 2017 were $1 million. Derivative assets for foreign exchange contracts were not significant as of December 31, 2016.
For derivative instruments that are designated and qualify as cash flow hedges, gains or losses recognized in earnings were not significant in the three months ended March 31, 2017 and 2016. As of March 31, 2017, the aggregate notional values of outstanding foreign exchange derivative contracts designated as cash flow hedges were $33 million. Cash flow hedges resulted in no significant ineffectiveness in the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017 and 2016, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At March 31, 2017, amounts to be reclassified from AOCI during the next twelve months are not expected to be significant. The maximum maturity of cash flow hedges in place at March 31, 2017 is March 2018.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other income and expense, net. These gains or losses have not been significant for the three months ended March 31, 2017 and 2016. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of March 31, 2017, the notional amount of these undesignated derivative instruments was $25 million.
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

The calculation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income	$12.8	$14.2

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.7	46.6
Dilutive effect of stock options and restricted share unit awards	0.7	0.2
Diluted weighted average shares outstanding	47.4	46.8

Earnings Per Share
Basic	$0.27	$0.30
Diluted	$0.27	$0.30
Restricted share units (“RSUs”) contain provisions allowing for the equivalent of any dividends paid on common stock during the restricted period to be reinvested into additional RSUs at the then fair market value of the common stock on the date the dividends are paid. Such awards are to be included in the EPS calculation under the two-class method. Currently, we do not anticipate any cash dividends for the foreseeable future and our outstanding RSU awards are not material in comparison to our weighted average shares outstanding. Accordingly, all EPS amounts reflect shares as if they were fully vested and the disclosures associated with the two-class method are not presented herein.
For the three months ended March 31, 2017, one million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 11.    Business Segment Information
Information concerning unaudited consolidated operations by business segment is presented in the following table (in millions):

	Three Months Ended March 31,
	2017	2016
Net Sales
Medical Devices	$145.9	$126.7
S&IP	247.4	254.7
Corporate and Other	2.3	3.4
Total Net Sales	395.6	384.8

Operating Profit
Medical Devices	38.0	29.7
S&IP	18.2	24.6
Corporate and Other(a)	(22.5)	(19.3)
Other (expense) and income, net	(7.4)	(1.9)
Total Operating Profit	26.3	33.1

Interest income	0.4	0.2
Interest expense	(7.6)	(8.0)
Income before Income Taxes	$19.1	$25.3
______________________________

(a)
Corporate and Other for the three months ended March 31, 2017 includes $19 million of general expenses, $2 million of acquisition-related expenses (see Note 3, “Business Acquisition”), $1 million of post spin-related transition expenses and $1 million of costs related to corporate sales. Corporate and Other for the three months ended March 31, 2016 includes $15 million of general expenses, $1 million of acquisition-related expenses, $2 million of post spin-related transition expenses and $1 million of costs related to corporate sales.

Note 12.    Supplemental Guarantor Financial Information
In October 2014, Halyard Health, Inc. (referred to below as “Parent”) issued the Notes (described in Note 5, “Debt”). The Notes are guaranteed, jointly and severally by each of our domestic subsidiaries that guarantees the Senior Credit Facilities (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions as defined in the Indenture dated October 17, 2014. Each Guarantor Subsidiary is directly or indirectly 100%-owned by Halyard Health, Inc. Each of the guarantees of the Notes is a general unsecured obligation of each Guarantor Subsidiary and ranks equally in right of payment with all existing and future indebtedness and all other obligations (except subordinated indebtedness) of each Guarantor Subsidiary.
The following condensed consolidating balance sheets as of March 31, 2017 and December 31, 2016 and the condensed statements of income and cash flows for the three months ended March 31, 2017 and 2016 provide condensed consolidating financial information for Halyard Health, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidated basis.
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
HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$366.0	$110.6	$(81.0)	$395.6
Cost of products sold	—	238.4	95.3	(81.0)	252.7
Gross Profit	—	127.6	15.3	—	142.9
Research and development	—	8.0	—	—	8.0
Selling and general expenses	10.0	76.0	15.2	—	101.2
Other (income) and expense, net	0.2	9.6	(2.4)	—	7.4
Operating (Loss) Profit	(10.2)	34.0	2.5	—	26.3
Interest income	0.2	—	1.0	(0.8)	0.4
Interest expense	(7.8)	(0.6)	—	0.8	(7.6)
(Loss) Income Before Income Taxes	(17.8)	33.4	3.5	—	19.1
Income tax benefit (provision)	6.7	(12.0)	(1.0)	—	(6.3)
Equity in earnings of consolidated subsidiaries	23.9	3.1	—	(27.0)	—
Net Income	12.8	24.5	2.5	(27.0)	12.8
Total other comprehensive income, net of tax	10.7	8.5	9.7	(18.2)	10.7
Comprehensive Income	$23.5	$33.0	$12.2	$(45.2)	$23.5

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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$76.0	$9.2	$57.9	$—	$143.1
Accounts receivable, net of allowances	1.7	565.6	237.6	(623.7)	181.2
Inventories	—	231.0	42.4	—	273.4
Prepaid and other current assets	4.9	8.9	2.9	—	16.7
Total Current Assets	82.6	814.7	340.8	(623.7)	614.4
Property, Plant and Equipment, net	—	213.4	44.9	—	258.3
Investment in Consolidated Subsidiaries	2,063.9	336.4	—	(2,400.3)	—
Goodwill	—	995.8	33.9	—	1,029.7
Other Intangible Assets, net	—	155.7	8.7	—	164.4
Other Assets	0.9	8.3	10.4	—	19.6
TOTAL ASSETS	$2,147.4	$2,524.3	$438.7	$(3,024.0)	$2,086.4

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$429.5	$318.9	$49.4	$(618.1)	$179.7
Accrued expenses	5.6	104.1	26.2	(5.6)	130.3
Total Current Liabilities	435.1	423.0	75.6	(623.7)	310.0
Long-Term Debt	579.4	—	—	—	579.4
Other Long-Term Liabilities	2.0	54.1	10.0	—	66.1
Total Liabilities	1,016.5	477.1	85.6	(623.7)	955.5
Total Equity	1,130.9	2,047.2	353.1	(2,400.3)	1,130.9
TOTAL LIABILITIES AND EQUITY	$2,147.4	$2,524.3	$438.7	$(3,024.0)	$2,086.4

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$54.2	$9.5	$50.0	$—	$113.7
Accounts receivable, net of allowances	3.1	552.5	241.5	(607.0)	190.1
Inventories	—	231.1	41.4	—	272.5
Prepaid and other current assets	5.0	10.5	2.0	(0.3)	17.2
Total Current Assets	62.3	803.6	334.9	(607.3)	593.5
Property, Plant and Equipment, net	—	217.3	43.5	—	260.8
Investment in Consolidated Subsidiaries	2,029.5	328.7	—	(2,358.2)	—
Goodwill	—	993.8	35.2	—	1,029.0
Other Intangible Assets, net	—	161.1	8.7	—	169.8
Other Assets	1.0	7.8	9.9	—	18.7
TOTAL ASSETS	$2,092.8	$2,512.3	$432.2	$(2,965.5)	$2,071.8

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$398.3	$328.9	$47.8	$(601.9)	$173.1
Accrued expenses	11.1	113.8	31.8	(5.4)	151.3
Total Current Liabilities	409.4	442.7	79.6	(607.3)	324.4
Long-Term Debt	579.0	—	—	—	579.0
Other Long-Term Liabilities	1.9	54.4	9.6	—	65.9
Total Liabilities	990.3	497.1	89.2	(607.3)	969.3
Total Equity	1,102.5	2,015.2	343.0	(2,358.2)	1,102.5
TOTAL LIABILITIES AND EQUITY	$2,092.8	$2,512.3	$432.2	$(2,965.5)	$2,071.8

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(14.2)	$39.9	$11.3	$—	$37.0
Investing Activities
Capital expenditures	—	(8.4)	(1.8)	—	(10.2)
Intercompany contributions	—	(32.3)	(0.2)	32.5	—
Cash (Used in) Provided by Investing Activities	—	(40.7)	(2.0)	32.5	(10.2)
Financing Activities
Intercompany contributions	35.5	—	(3.0)	(32.5)	—
Proceeds from the exercise of stock options	0.5	—	—	—	0.5
Cash Provided by (Used in) Financing Activities	36.0	—	(3.0)	(32.5)	0.5
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.5	1.6	—	2.1
Increase (Decrease) in Cash and Cash Equivalents	21.8	(0.3)	7.9	—	29.4
Cash and Cash Equivalents, Beginning of Period	54.2	9.5	50.0	—	113.7
Cash and Cash Equivalents, End of Period	$76.0	$9.2	$57.9	$—	$143.1

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
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
The following will be discussed and analyzed:

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
Consolidated net sales increased to $396 million in the three months ended March 31, 2017 compared to $385 million in the same period last year primarily driven by the acquisition of Corpak last year and volume growth across all product categories in our Medical Devices business partially offset by price loss, primarily in exam gloves and sterilization.
Consolidated operating profit was $26 million for the the three months ended March 31, 2017 compared to $33 million in the same period last year. Items that impacted operating profit in the three months ended March 31, 2017 and 2016 include the following:
Spin-related costs: In the three months ended March 31, 2017, we incurred $1 million of spin-related costs compared to $2 million in the same period last year. Efforts to transition all of our products to Halyard-branded products are substantially complete. However, we will continue to sell products bearing the Kimberly-Clark brand through the end of this year.
Acquisition-related costs: In 2016, we completed the acquisition of Corpak and continue to incur costs in connection with the acquisition. In the three months ended March 31, 2017, we incurred $2 million of costs for integration activities and restructuring costs as we consolidate Corpak’s headquarters and operating facility in Buffalo Grove, Illinois into our existing corporate and operational facilities. In the three months ended March 31, 2016, we incurred $1 million of costs related to the acquisition of Corpak. See “Business Acquisition” in Note 3 to the condensed consolidated financial statements in Item 1 of this report.
Legal matters: We incurred $8 million of expenses related to certain legal matters in the three months ended March 31, 2017 compared to $4 million in the same period last year. See “Commitments and Contingencies” in Note 8 to the condensed consolidated financial statements in Item 1 of this report.
Amortization expenses: In the three months ended March 31, 2017 and 2016, we recognized amortization expense of $6 million and $5 million, respectively.
Results of Operations and Related Information
This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of our results of operations. This discussion and analysis compares the results for the three months ended March 31, 2017 to the same period in 2016.

Net Sales by Segment

(in millions)	Three Months ended March 31,
	2017	2016	Change
Net Sales
Medical Devices	$145.9	$126.7	15.2%
S&IP	247.4	254.7	(2.9)
Corporate and Other	2.3	3.4	N.M.
Total Net Sales	$395.6	$384.8	2.8%
______________________________
N.M. - Not meaningful
Percentage Change

		Changes Due To
2017 vs. 2016	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Consolidated	3%	2%	(3)%	—%	4%
Medical Devices	15	4	—	—	11
S&IP	(3)	1	(4)	—	—
______________________________
(a) Volume excludes sales of Corpak products and changes in sales volume to Kimberly-Clark.
(b) Other includes sales of Corpak products, changes in sales volume to Kimberly-Clark and rounding.
Net sales of $396 million in the three months ended March 31, 2017 were 3% higher than the same period last year driven by the incremental net sales provided by the Corpak acquisition that we completed last year along with favorable volume across most product categories in the Medical Devices business, exam gloves and facial protection, partially offset by price loss, primarily in exam gloves and sterilization and volume loss in surgical drapes and gowns.
Medical Devices
Net sales increased 15% over the prior year driven primarily by incremental sales of Corpak products and higher volume across all product categories.
Surgical and Infection Prevention
Net sales decreased 3% over the prior year primarily due to price loss, particularly for exam gloves and sterilization. Partially offsetting price loss were volume gains for exam gloves and facial protection primarily due to the timing and duration of this year’s flu season.
Net Sales By Geographic Region

(in millions)	Three Months ended March 31,
	2017	2016	Change
Net Sales
North America	$299.3	$295.8	1.2%
Europe, Middle East and Africa	47.9	45.6	5.0
Asia Pacific and Latin America	48.4	43.4	11.6
Total Net Sales	$395.6	$384.8	2.8%
Net sales in North America increased by 1% primarily due to higher volume across the Medical Devices business partially offset by price loss in S&IP, particularly in exam gloves and sterilization.
Net sales in Europe, Middle East and Africa increased by 5% primarily due to higher volume in the Medical Devices business, particularly in digestive health.
In Asia Pacific and Latin America increased by 12% primarily due to volume gains in both the Medical Devices and S&IP businesses, particularly in exam gloves and digestive health.

Operating Profit by Segment

(in millions)	Three Months ended March 31,
	2017	2016	Change
Operating Profit
Medical Devices	$38.0	$29.7	27.9%
S&IP	18.2	24.6	(26.0)
Corporate and Other(a)	(22.5)	(19.3)	N.M.
Other (expense) and income, net	(7.4)	(1.9)	N.M.
Total Operating Profit	$26.3	$33.1	(20.5)%
______________________________

(a)
Corporate and Other for the three months ended March 31, 2017 includes $19 million of general expenses, $2 million of acquisition-related expenses (See Note 3, “Business Acquisition”), $1 million of post spin-related transition expenses and $1 million of costs related to corporate sales. Corporate and Other for the three months ended March 31, 2016 includes $15 million of general expenses, $1 million of acquisition-related expenses, $2 million of post spin-related transition expenses and $1 million of costs related to corporate sales.

Operating profit decreased to $26 million in the three months ended March 31, 2017 primarily due to price loss in the S&IP business and higher selling and general expenses and higher commodity costs partially offset by increased volume, favorable currency exchange rates and manufacturing cost savings.
Medical Devices
Operating profit in the Medical Devices business increased by 28% due to sales of Corpak products, higher sales volume across all product categories partially offset by higher selling expenses.
Surgical and Infection Prevention
S&IP operating profit declined by 26% primarily due to price loss, particularly in exam gloves, and higher commodity costs partially offset by sales volume, particularly in exam gloves and facial protection, favorable currency exchange rates and distribution efficiencies.
Interest Income and Expense
In each of the three months ended March 31, 2017 and 2016 we incurred interest expense of $8 million on our senior secured term loan and senior unsecured notes.
Provision for Income Taxes
The provision for income taxes was $6 million and $11 million for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate for the three months ended March 31, 2017 was 33% compared to 44% in the prior year primarily due to the downward remeasurement of deferred tax assets following a change in statutory tax rates in Thailand in the prior year.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available under our revolving credit facility. Cash provided by operating activities has been and is expected to remain a primary source of funds. Cash provided by operations has historically generated sufficient cash to fund our investments in working capital and capital expenditures.
As described in Note 8 to the condensed consolidated financial statements, “Commitments and Contingencies,” a jury returned an unfavorable verdict finding Kimberly-Clark liable for $4 million of compensatory damages and $350 million in punitive damages, and that we are liable for $0.3 million of compensatory damages and $100 million in punitive damages. As described in Note 8, we believe the jury verdict will be reduced by the trial court or on appeal to amounts permitted by the U.S. Constitution. Accordingly, we do not believe that the verdict will have a material adverse effect on our liquidity. However, if a final, non-appealable judgment were entered that exceeded our current expectations, that may impact our liquidity, require us to pay down a portion of our existing debt, limit our access to our existing revolving credit agreement, or limit our ability to execute merger and acquisition transactions.
As of March 31, 2017, $67 million of our $143 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently have no plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect overall on our overall liquidity, financial condition or result of operations for the foreseeable future. We believe that our ability to generate cash from domestic and international operations and the borrowing capacity under our available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
Cash and equivalents increased by $29 million to $143 million as of March 31, 2017 compared to $114 million as of December 31, 2016. The increase was driven by $37 million of cash provided by operating activities partially offset by capital expenditures of $10 million.
In the prior year, cash and equivalents increased by $36 million to $165 million as of March 31, 2016 due to $43 million of cash provided by operating activities partially offset by $8 million of capital expenditures.
Operating Activities
Operating activities provided $37 million in the three months ended March 31, 2017 compared to $43 million in the same period last year primarily due to changes in working capital, particularly in payables and accrued liabilities, and lower net income.
Investing Activities
Capital expenditures were $10 million in the three months ended March 31, 2017 compared to $8 million in the same period last year. In each of the three months ended March 31, 2017 and 2016, capital expenditures were made using cash on hand. As of March 31, 2017, we had an additional $1 million of capital expenditures included in accounts payable and accrued expenses that are expected to be paid using cash on hand.
Financing Activities
Financing activities included $1 million received from the exercise of stock options in the three months ended March 31, 2017. There were no cash flows from financing activities in the same period last year.
As of March 31, 2017, debt was $579 million and consisted of (i) $333 million, net of unamortized discount, on our Senior Secured Term Loan and (ii) $246 million, net of unamortized discount, on our Senior Unsecured Notes. To the extent we remain in compliance with certain financial covenants in our credit agreement, funds under the revolving credit facility are available for our working capital and other liquidity requirements. As of March 31, 2017, we had no borrowings and letters of credit of $4 million outstanding under the Revolving Credit Facility. See Note 5 to the accompanying condensed consolidated financial statements, “Debt” for further details regarding our debt agreements.
Legal Matters
See Item 1, Note 8, “Commitments and Contingencies,” to the condensed consolidated financial statements for a discussion of current legal matters.
New Accounting Standards
See Item 1, Note 1, “Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three months ended March 31, 2017 and 2016 and our financial position as of March 31, 2017 and December 31, 2016. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

•	general economic conditions particularly in the United States,

•	fluctuations in global equity and fixed-income markets,

•	the competitive environment,

•	the loss of current customers or the inability to obtain new customers,

•	litigation and enforcement actions,

•	price fluctuations in key commodities,

•	fluctuations in currency exchange rates,

•	disruption in supply of raw materials or the distribution of finished goods,

•	changes in governmental regulations that are applicable to our business,

•	changes in asset valuations including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons, and

•	any other matters described elsewhere in this MD&A or in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2016.
You are cautioned not to unduly rely on such forward-looking statements, which speak only as the date made, when evaluating the information in this Quarterly Report on Form 10-Q. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result, or be achieved or accomplished.

Item 4.	Controls and Procedures
With the participation of management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HALYARD HEALTH, INC.
(Registrant)

May 2, 2017	By:	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 2, 2017	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)