Form 10-Q
period 2017-06-30
Halyard Health, Inc.
filed 2017-08-02
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 26, 2017 there were 46,791,748 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales	$399.2	$400.0	$794.8	$784.8
Cost of products sold	254.6	259.3	507.3	507.6
Gross Profit	144.6	140.7	287.5	277.2
Research and development	9.8	9.5	17.8	18.2
Selling and general expenses	100.1	107.9	201.3	200.7
Other expense, net	5.5	5.7	12.9	7.6
Operating Profit	29.2	17.6	55.5	50.7
Interest income	0.5	0.1	0.9	0.3
Interest expense	(7.8)	(8.3)	(15.4)	(16.3)
Income Before Income Taxes	21.9	9.4	41.0	34.7
Income tax provision	(4.8)	(2.9)	(11.1)	(14.0)
Net Income	$17.1	$6.5	$29.9	$20.7

Earnings Per Share
Basic	$0.37	$0.14	$0.64	$0.44
Diluted	0.36	0.14	0.63	0.44

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$17.1	$6.5	$29.9	$20.7
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	4.7	(2.0)	14.5	3.5
Defined benefit plans	—	0.1	0.2	0.1
Cash flow hedges	0.4	0.4	1.1	1.5
Total Other Comprehensive Income (Loss), Net of Tax	5.1	(1.5)	15.8	5.1
Comprehensive Income	$22.2	$5.0	$45.7	$25.8

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$154.8	$113.7
Accounts receivable, net of allowances	184.1	190.1
Inventories	296.2	272.5
Prepaid expenses and other current assets	19.7	17.2
Total Current Assets	654.8	593.5
Property, Plant and Equipment, net	259.7	260.8
Goodwill	1,030.9	1,029.0
Other Intangible Assets, net	159.8	169.8
Deferred Tax Assets	16.1	15.1
Other Assets	3.6	3.6
TOTAL ASSETS	$2,124.9	$2,071.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$184.4	$173.1
Accrued expenses	137.4	151.3
Total Current Liabilities	321.8	324.4
Long-Term Debt	579.9	579.0
Deferred Tax Liabilities	36.4	35.8
Other Long-Term Liabilities	30.0	30.1
Total Liabilities	968.1	969.3

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,791,748 outstanding at June 30, 2017 and 46,681,798 outstanding at December 31, 2016	0.5	0.5
Additional paid-in capital	1,543.8	1,533.2
Accumulated deficit	(349.3)	(379.2)
Treasury stock	(3.9)	(1.9)
Accumulated other comprehensive loss	(34.3)	(50.1)
Total Stockholders’ Equity	1,156.8	1,102.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,124.9	$2,071.8

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$29.9	$20.7
Depreciation and amortization	32.4	31.8
Stock-based compensation expense	9.8	9.3
Net loss on asset dispositions	—	0.8
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	5.3	4.8
Inventories	(23.7)	3.3
Prepaid expenses and other assets	0.8	3.0
Accounts payable	11.1	5.8
Accrued expenses	(15.3)	8.5
Other	6.4	6.0
Cash Provided by Operating Activities	56.7	94.0
Investing Activities
Capital expenditures	(16.6)	(14.1)
Acquisition of business, net of cash acquired	—	(175.1)
Proceeds from dispositions of property	0.1	—
Cash Used in Investing Activities	(16.5)	(189.2)
Financing Activities
Line of credit facility proceeds	—	72.0
Line of credit facility repayments	—	(27.0)
Purchase of treasury stock	(2.0)	(0.9)
Proceeds from the exercise of stock options	0.8	—
Cash (Used in) Provided by Financing Activities	(1.2)	44.1
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.1	0.8
Increase (Decrease) in Cash and Cash Equivalents	41.1	(50.3)
Cash and Cash Equivalents - Beginning of Period	113.7	129.5
Cash and Cash Equivalents - End of Period	$154.8	$79.2

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
Interim Financial Statements
We prepared the accompanying condensed consolidated financial statements according to accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and the condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. Our unaudited interim condensed consolidated financial statements contain all necessary material adjustments, which are of a normal and recurring nature, to fairly state our financial condition, results of operations and cash flows for the periods presented.
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
Recently Issued Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting. This ASU is intended to provide clarity and reduce both (i) diversity in practice and (ii) cost and complexity when applying the modification accounting guidance in Topic 718, Compensation - Stock Compensation. Specifically, modification accounting is applied to any changes in stock-based awards unless (i) the fair value of the modified award is the same as the fair value of the original award immediately before modification, (ii) the vesting conditions of the modified award are the same as the original award before modification and (iii) the equity or liability classification of the modified award is the same as the original award. This ASU is to be prospectively applied for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted for any interim period for which financial statements have not yet been issued. As this ASU is intended to bring consistency in practice but does not change any fair value measurement methodologies, it is not expected to have a material effect on our financial position, results of operations and cash flows.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which, along with subsequent amendments, provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. ASU 2014-09 provides for a principles-based, five-step approach to measure and recognize revenue from contracts with customers. ASU 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption for periods beginning after December 15, 2016 is permitted. The guidance permits two implementation approaches, one requiring retrospective application with restatement of prior years and one requiring prospective application with disclosure of results under old standards. Based on the results of our review to date, we do not expect a material effect on our financial position, results of operations or cash flows. We will continue to evaluate the accounting and disclosure requirements along with any changes, modifications or interpretations that may affect our current conclusion. We expect to apply this ASU using the modified retrospective method.
Note 2.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	June 30, 2017	December 31, 2016
Accounts receivable	$185.7	$191.6
Allowances and doubtful accounts	(1.6)	(1.5)
Accounts receivable, net	$184.1	$190.1
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	June 30, 2017			December 31, 2016
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$51.0	$2.9	$53.9	$45.8	$2.3	$48.1
Work in process	56.0	0.8	56.8	50.6	0.3	50.9
Finished goods	138.9	42.0	180.9	130.8	40.5	171.3
Supplies and other	—	14.9	14.9	—	12.8	12.8
	245.9	60.6	306.5	227.2	55.9	283.1
Excess of FIFO or weighted-average cost over LIFO cost	(10.3)	—	(10.3)	(10.6)	—	(10.6)
Total	$235.6	$60.6	$296.2	$216.6	$55.9	$272.5
We may distribute products bearing the Kimberly-Clark brand under a royalty agreement through the end of this year. As of June 30, 2017, we had $4 million of inventory bearing the Kimberly-Clark brand on hand and a related allowance of $3 million for potential losses from inventory that we may not sell before the expiration of our royalty agreement with Kimberly-Clark.
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	June 30, 2017	December 31, 2016
Land	$2.2	$2.1
Buildings	89.5	85.8
Machinery and equipment	518.8	499.8
Construction in progress	25.2	25.0
	635.7	612.7
Less accumulated depreciation	(376.0)	(351.9)
Total	$259.7	$260.8
Depreciation expense was $11 million and $22 million for the three and six months ended June 30, 2017, respectively, compared to $11 million and $21 million for the three and six months ended June 30, 2016, respectively.

Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows (in millions):

	Medical Devices			S&IP			Consolidated
	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill, net
Balance at December 31, 2016	$762.3	$—	$762.3	$740.7	$(474.0)	$266.7	$1,029.0
Currency translation adjustment	1.4	—	1.4	0.5	—	0.5	1.9
Balance at June 30, 2017	$763.7	$—	$763.7	$741.2	$(474.0)	$267.2	$1,030.9
Intangible assets subject to amortization consist of the following (in millions):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$125.9	$(95.7)	$30.2	$125.9	$(93.8)	$32.1
Patents and acquired technologies	252.6	(138.8)	113.8	251.8	(131.1)	120.7
Other	55.2	(45.1)	10.1	55.1	(43.8)	11.3
Total	$433.7	$(279.6)	$154.1	$432.8	$(268.7)	$164.1
As of each period ended June 30, 2017 and December 31, 2016, we had $6 million of indefinite-lived intangible assets that we acquired in connection with an acquisition (See Note 3 - “Business Acquisition”) related to in-process research and development projects. Amortization expense for intangible assets was $5 million and $11 million for the three and six months ended June 30, 2017, respectively, compared to $5 million and $11 million for the three and six months ended June 30, 2016, respectively. We estimate amortization expense for the remainder of 2017 and the following four years and beyond will be as follows (in millions):

For the years ending December 31,
2017	$11.2
2018	19.0
2019	15.2
2020	13.0
2021	10.7
Thereafter	85.0
Total	$154.1

Accrued Expenses
Accrued expenses consist of the following (in millions):

	June 30, 2017	December 31, 2016
Accrued rebates	$57.8	$55.7
Accrued salaries and wages	42.0	57.1
Accrued taxes - income and other	6.8	7.2
Other	30.8	31.3
Total	$137.4	$151.3

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	June 30, 2017	December 31, 2016
Taxes payable	$3.4	$3.4
Accrued compensation benefits	10.2	9.7
Other	16.4	17.0
Total	$30.0	$30.1
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
The following table presents the unaudited pro forma information for the three and six months ended June 30, 2016, as if the Acquisition had occurred on January 1, 2015 (in millions, except per share amounts):

	Three Months Ended June 30, 2016 Pro Forma	Six Months Ended June 30, 2016 Pro Forma
	(Unaudited)	(Unaudited)
Net sales	$404.5	$802.3

Net income	8.9	21.6

Earnings per share:
Basic	$0.19	$0.46
Diluted	0.19	0.46
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
Upon Acquisition, we initiated activities to integrate the operations of Corpak into our company. These activities include, but are not limited to, integration of corporate functions, information technology and alignment with our operations. We have incurred costs related to the acquisition and integration activities, consisting primarily of severance and benefits, consulting, legal and other costs of $2 million and $3 million in the three and six months ended June 30, 2017, respectively, compared to $6 million and $7 million in the three and six months ended June 30, 2016, respectively. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying consolidated income statements.
Restructuring
In June 2016, we initiated a restructuring plan to close the Corpak corporate headquarters and operating facility in Buffalo Grove, Illinois and consolidate operations into our existing corporate and operational facilities (the “Plan”). We expect the Plan to be substantially complete when production in Buffalo Groves shuts down by the end of the year. We expect to incur costs of $7 million related to this Plan, consisting primarily of severance and benefits, accelerated depreciation and lease termination costs. For the three and six months ended June 30, 2017, the costs we have incurred related to the Plan were not material compared to $3 million for each of the three and six months ended June 30, 2016. As of each period ended June 30, 2017 and December 31, 2016, we had $3 million of severance and benefits accrued for employees impacted by the Plan in “Accrued liabilities” in the accompanying condensed consolidated balance sheets. Additional accruals and payments to employees in the three and six months ended June 30, 2017 were not material.

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
In the three and six months ended June 30, 2017, there were no transfers among Level 1, 2 or 3 fair value determinations.
The derivative liabilities for foreign exchange contracts were not material as of June 30, 2017 and $1 million as of December 31, 2016 and are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of June 30, 2017 were $1 million. Derivative assets for foreign exchange contracts were not material as of December 31, 2016. These derivatives are classified as Level 2 of the fair value hierarchy. The fair values of derivatives used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		June 30, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$154.8	$154.8	$113.7	$113.7
Liabilities
Senior Unsecured Notes	1	246.8	262.3	246.5	256.4
Senior Secured Term Loan	2	333.1	340.3	332.5	341.3
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of the senior unsecured notes was based on observable market prices based on trading activity on a primary exchange. The fair value of our senior secured term loan was based on observed trading prices in a secondary market.
Note 5.     Debt
As of June 30, 2017 and December 31, 2016, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	June 30, 2017	December 31, 2016
Senior Secured Term Loan	3.64%	2021	$339.0	$339.0
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Total long-term debt			589.0	589.0
Unamortized Debt Discounts and Issuance Costs
Senior Secured Term Loan			(5.9)	(6.5)
Senior Unsecured Notes			(3.2)	(3.5)
Total Debt, net			$579.9	$579.0
Senior Secured Term Loan and Revolving Credit Facility
The senior secured term loan (the “Term Loan Facility”) is under a credit agreement that also includes a senior secured revolving credit facility that matures on October 31, 2019 which allows for borrowings up to $250 million, with a letter of credit sub-facility in an amount of $75 million and a swingline sub-facility in an amount of $25 million (the “Revolving Credit

Facility,” and together with the Term Loan Facility, the “Senior Credit Facilities”). The Senior Credit Facilities are secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 4.23% as of June 30, 2017.
Borrowings under the Term Loan Facility bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, subject to a floor of 0.75%, plus 2.75%, or (ii) a base rate, subject to a floor of 0.75%, (calculated as the greatest of (1) the prime rate, (2) the U.S. federal funds effective rate plus 0.50% or (3) the one month LIBOR rate plus 1.00%) plus 1.75%. As of June 30, 2017, the interest rate in effect for the Term Loan Facility was 3.79%.
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
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of June 30, 2017, we had no borrowings and letters of credit of $4 million outstanding under the Revolving Credit Facility.
Senior Unsecured Notes
The senior unsecured notes (the “Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Unamortized debt discount and issuance costs are being amortized over the life of the Notes using the interest method, resulting in an effective interest rate of 6.53% as of June 30, 2017.
Note 6.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Defined Benefit Pension Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2016	$(48.7)	$(1.0)	$(0.4)	$(50.1)
Other comprehensive income	14.5	0.2	1.1	15.8
Balance, June 30, 2017	$(34.2)	$(0.8)	$0.7	$(34.3)
The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unrealized translation	$4.7	$(2.0)	$14.5	$3.5
Defined benefit pension plans	—	0.1	0.2	0.1
Tax effect	—	—	—	—
Defined benefit pension plans, net of tax	—	0.1	0.2	0.1
Cash flow hedges	0.5	0.4	1.4	1.9
Tax effect	(0.1)	—	(0.3)	(0.4)
Cash flow hedges, net of tax	0.4	0.4	1.1	1.5
Change in AOCI	$5.1	$(1.5)	$15.8	$5.1
Note 7.     Stock-Based Compensation
Aggregate stock-based compensation expense for the three and six months ended June 30, 2017 was $5 million and $10 million, respectively, compared to $6 million and $9 million, respectively, for the three and six months ended June 30, 2016.
Stock-based compensation expense related to stock options was $2 million and $3 million, respectively, for the three and six months ended June 30, 2017 compared to $2 million and $3 million, respectively, for the three and six months ended June 30, 2016.

Expense related to time-based restricted share units was $1 million and $3 million, respectively, for the three and six months ended June 30, 2017 compared to $1 million and $4 million, respectively, for the three and six months ended June 30, 2016.
Stock-based compensation expense related to performance-based restricted share units, for which vesting is conditioned on meeting a defined measure of total shareholder return, was $2 million and $3 million, respectively, for the three and six months ended June 30, 2017 compared to $2 million and $2 million, respectively, for the three and six months ended June 30, 2016.
Note 8.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are generally our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters, as defined by the distribution agreement and to the extent permitted by law and public policy (“Indemnification Obligation”). For the three and six months ended June 30, 2017, we have incurred $6 million and $14 million, respectively, related to these matters compared to $6 million and $10 million, respectively, incurred in the three and six months ended June 30, 2016.
Chondrolysis Litigation
An exception to our Indemnification Obligation relates to the pain pump litigation referenced in this paragraph. We are one of several manufacturers of continuous infusion medical devices, such as our ON-Q PAINBUSTER pain pumps, that are involved in several different pending or threatened litigation matters from multiple plaintiffs alleging that use of the continuous infusion device to deliver anesthetics directly into a synovial joint after surgery resulted in postarthroscopic glenohumeral chondrolysis, or a disintegration of the cartilage covering the bones in the joint (typically, in the shoulder). Plaintiffs generally seek monetary damages and attorneys’ fees. Although Kimberly-Clark generally retained the liabilities related to these matters, the distribution agreement between us and Kimberly-Clark provides that we will indemnify Kimberly-Clark for any such claims or causes of action arising after the Spin-off.
Surgical Gown Litigation and Related Matters
Bahamas Surgery Center
We have an Indemnification Obligation for, and have assumed the defense of, the matter styled Bahamas Surgery Center, LLC v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 2:14-cv-08390-DMG-SH (C.D. Cal.) (“Bahamas”), filed on October 29, 2014. In that case, the plaintiff brought a putative class action asserting claims for common law fraud (affirmative misrepresentation and fraudulent concealment) and violation of California’s Unfair Competition Law (“UCL”) in connection with our marketing and sale of MicroCool surgical gowns.
On April 7, 2017, after a two-week trial, a jury returned a verdict for the plaintiff, finding that Kimberly-Clark was liable for $4 million in compensatory damages (not including prejudgment interest) and $350 million in punitive damages, and that Halyard was liable for $0.3 million in compensatory damages (not including prejudgment interest) and $100 million in punitive damages. Subsequently, the court also ruled on the plaintiff’s UCL claim and request for injunctive relief. The court found in favor of the plaintiff on the UCL claim but denied the plaintiff’s request for restitution. The court also denied the plaintiff’s request for injunctive relief.
On May 25, we filed three post-trial motions: a renewed motion for judgment as a matter of law; a motion to decertify the class; and a motion for new trial, remittitur, or amendment of the judgment. The renewed motion for judgment as a matter of law seeks to have the court reverse the jury’s verdict in whole or in part because it was based on insufficient facts and/or did not correctly apply the law. The motion to decertify the class seeks to have the court decertify the class on the basis that the evidence at trial did not support the Court’s initial class certification order and therefore the case should not have proceeded as a class action. The motion for new trial, remittitur or amendment of the judgment seeks, among other relief, to have the court reduce the jury’s punitive damages award because it was not supported by the facts and was excessive in violation of due process under the U.S. Constitution. The U.S. Supreme Court has stated that the Constitutional outer limit for the ratio between punitive damages and compensatory damages in cases such as ours is approximately 9 to 1 or lower, and we believe that in a case such as ours that, if there is any award of punitive damages (a premise we dispute), the ratio should be 1 to 1. We intend to continue our vigorous defense of the Bahamas matter.
Kimberly-Clark Corporation
We have notified Kimberly-Clark that we have reserved our rights to challenge any purported obligation to indemnify Kimberly-Clark for the punitive damages awarded against them. In connection with our reservation of rights, on May 1, 2017, we filed a complaint in the matter styled Halyard Health, Inc. v. Kimberly-Clark Corporation, Case No. BC659662 (County of

Los Angeles, Superior Court of California). In that case, we seek a declaratory judgment that we have no obligation, under the Distribution Agreement or otherwise, to indemnify, pay, reimburse, assume, or otherwise cover punitive damages assessed against Kimberly-Clark in Bahamas Surgery Center, LLC, et al. v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 14-CV-08390 (C.D. Cal., originally filed on October 29, 2014), or any Expenses or Losses (as defined in the distribution agreement) associated with an award of punitive damages. On May 2, 2017, Kimberly-Clark filed a complaint in the matter styled Kimberly-Clark Corporation v. Halyard Health, Inc., Case No. 2017-0332-AGB (Court of Chancery of the State of Delaware). In that case, Kimberly-Clark seeks a declaratory judgment that (1) we must indemnify them for all damages, including punitive damages, assessed against them in the Bahamas matter, (2) we have anticipatorily and materially breached the Distribution Agreement by our failure to indemnify them, and (3) we are estopped from asserting, or have otherwise waived, any claim that we are not required to indemnify them for all damages, including punitive damages, that may be awarded in the Bahamas matter. On May 26, 2017, we moved to dismiss or stay Kimberly-Clark’s complaint, and on June 16, 2017, Kimberly-Clark moved for summary judgment. We intend to vigorously pursue our case against Kimberly-Clark and to vigorously defend against their case against us.
Government Investigation
In June 2015, we were served with a subpoena from the Department of Veterans Affairs Office of the Inspector General (“VA OIG”) seeking information related to the design, manufacture, testing, sale and promotion of MicroCool and other Company surgical gowns, and, in July 2015, we also became aware that the subpoena and an earlier VA OIG subpoena served on Kimberly-Clark requesting information about gown sales to the federal government are related to a United States Department of Justice (“DOJ”) investigation. In May 2016 and April 2017, we received additional subpoenas from the DOJ seeking further information related to Company gowns. The Company is cooperating with the DOJ investigation.
Shahinian and Edgett
On October 12, 2016, after the DOJ and various States declined to intervene in two qui tam matters, both matters were unsealed and the complaints were subsequently served on Kimberly-Clark and Halyard, as applicable. One of those matters is U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C. D. Cal.) (“Shahinian”), filed on October 27, 2014. The other matter is U.S. ex rel. Edgett, et al. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al, No. 3:15-cv-00434-B (N.D. Tex.) (“Edgett”), filed on February 9, 2015. Both cases allege, among other things, violations of the federal and various state False Claims Acts in connection with the marketing and sale of certain surgical gowns. On March 8, 2017, Kimberly-Clark moved to dismiss the Shahinian complaint, and on July 14, 2017, the court granted Kimberly-Clark’s motion while also granting the plaintiff leave to amend his complaint on or before July 28, 2017. The plaintiff then filed an amended complaint on July 28, 2017. On May 17, 2017, Kimberly-Clark and Halyard moved to dismiss the Edgett complaint. We may have an Indemnification Obligation for the two matters under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend these claims.
Kromenaker
On March 17, 2017, the DOJ submitted a filing declining to intervene in another qui tam matter, and the complaint was unsealed and subsequently served on Kimberly-Clark and Halyard. That matter is styled U.S. ex rel. Kromenaker v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 1:15-cv-04413-SCJ (N. D. Ga.) (“Kromenaker”), filed on December 21, 2015. In that case, the plaintiff alleges, among other things, violations of the federal False Claims Act in connection with the marketing and sale of certain products, including feminine hygiene products, surgical gowns and endotracheal tubes. On June 12, Kimberly-Clark and Halyard moved to dismiss the Kromenaker complaint. We are evaluating the extent to which we may have an Indemnification Obligation for certain parts of this matter under the distribution agreement with Kimberly-Clark. We intend to vigorously defend this matter.
Jackson
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

Richardson and Chiu
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
Medline Industries
We were also served with a complaint in the matter styled Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 2:16-cv-08571 (C. D. Cal.), filed on November 17, 2016. In that case, the plaintiff makes allegations similar to those in Bahamas, Shahinian, and Edgett, and brings causes of action under federal and state false advertising laws and state unfair competition laws. On March 31, 2017 we moved to dismiss certain of Medline’s claims and to transfer any surviving claims from California to Georgia. On June 2, the court granted our motion to transfer the case to Georgia and denied without prejudice our motion to dismiss. On June 30, now before the court in Georgia and with the case re-styled as Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 1:17-cv-02032 (N. D. Ga.), Kimberly-Clark and Halyard filed renewed motions to dismiss certain of Medline’s claims. We may have an Indemnification Obligation for this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend this matter.
Naeyaert
On April 13, 2017, Kimberly-Clark was served with a complaint in the matter styled Christopher Naeyaert v. Kimberly-Clark Corporation, et al., No. PSC 1603503 (County of Riverside, Superior Court of California), filed on July 21, 2016. In that case, the plaintiff makes allegations similar to those in Bahamas and brings causes of action similar to those in Bahamas, except the allegations and causes of action relate to the Ultra surgical gown. On June 5, 2017, Kimberly-Clark moved to dismiss the complaint. We may have an Indemnification Obligation for this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend this matter.
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
As of June 30, 2017, we have an accrued liability for the matters described herein. The accrued liability is included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us, (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
Note 9.    Derivative Financial Instruments
The derivative liabilities for foreign exchange contracts were not significant as of June 30, 2017 and were $1 million as of December 31, 2016, and are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of June 30, 2017 were $1 million. Derivative assets for foreign exchange contracts were not significant as of December 31, 2016.
For derivative instruments that are designated and qualify as cash flow hedges, gains or losses recognized in earnings were not significant in the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, the aggregate notional values of outstanding foreign exchange derivative contracts designated as cash flow hedges were $34 million. Cash flow hedges resulted in no significant ineffectiveness in the three and six months ended June 30, 2017 and 2016. For the three and six months ended June 30, 2017 and 2016, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At June 30, 2017, amounts to be reclassified from AOCI during the next twelve months are not expected to be significant. The maximum maturity of cash flow hedges in place at June 30, 2017 is June 2018.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other income and expense, net. These gains or losses have not been significant for the three and six months ended June 30, 2017 and 2016. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of June 30, 2017, the notional amount of these undesignated derivative instruments was $28 million.
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
The calculation of basic and diluted earnings per share for the three months ended June 30, 2017 and 2016 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$17.1	$6.5	$29.9	$20.7

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.7	46.7	46.7	46.6
Dilutive effect of stock options and restricted share unit awards	0.6	0.2	0.6	0.2
Diluted weighted average shares outstanding	47.3	46.9	47.3	46.8

Earnings Per Share
Basic	$0.37	$0.14	$0.64	$0.44
Diluted	$0.36	$0.14	$0.63	$0.44
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
For each of the three and six months ended June 30, 2017, one million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 11.    Business Segment Information
Information concerning unaudited consolidated operations by business segment is presented in the following table (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales
Medical Devices	$149.1	$141.5	$295.0	$268.2
S&IP	246.5	256.7	493.9	511.4
Corporate and Other	3.6	1.8	5.9	5.2
Total Net Sales	399.2	400.0	794.8	784.8

Operating Profit
Medical Devices	40.7	29.0	78.7	58.7
S&IP	15.1	25.1	33.3	49.7
Corporate and Other(a)	(21.1)	(30.8)	(43.6)	(50.1)
Other expense, net(b)	(5.5)	(5.7)	(12.9)	(7.6)
Total Operating Profit	29.2	17.6	55.5	50.7

Interest income	0.5	0.1	0.9	0.3
Interest expense	(7.8)	(8.3)	(15.4)	(16.3)
Income before Income Taxes	$21.9	$9.4	$41.0	$34.7
______________________________

(a)
Corporate and Other for the three and six months ended June 30, 2017 includes $21 million and $40 million, respectively, of general expenses, $2 million and $3 million, respectively, of acquisition-related expenses (see Note 3, “Business Acquisition”), $2 million and $1 million net benefit, respectively from post spin-related transition items and $0 million and $1 million, respectively, of costs related to corporate sales. Corporate and Other for the three and six months ended June 30, 2016 includes $17 million and $32 million, respectively, of general expenses, $9 million and $10 million, respectively, of acquisition-related expenses, $2 million and $5 million, respectively, of post spin-related transition expenses, and $2 million and $3 million, respectively, of costs related to corporate sales.

(b)	Other expense includes amounts incurred related to litigation matters. See Note 8 , “Commitments and Contingencies.”
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
The following condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, the condensed consolidating statements of income for the three and six months ended June 30, 2017 and 2016 and condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016 provide condensed consolidating financial information for Halyard Health, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidated basis.
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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$366.2	$128.3	$(95.3)	$399.2
Cost of products sold	—	251.0	98.9	(95.3)	254.6
Gross Profit	—	115.2	29.4	—	144.6
Research and development	—	9.8	—	—	9.8
Selling and general expenses	9.7	75.7	14.7	—	100.1
Other (income) and expense, net	(0.4)	9.2	(3.3)	—	5.5
Operating (Loss) Profit	(9.3)	20.5	18.0	—	29.2
Interest income	0.2	—	1.1	(0.8)	0.5
Interest expense	(8.0)	(0.5)	(0.1)	0.8	(7.8)
(Loss) Income Before Income Taxes	(17.1)	20.0	19.0	—	21.9
Income tax benefit (provision)	6.0	(8.2)	(2.6)	—	(4.8)
Equity in earnings of consolidated subsidiaries	28.2	9.9	—	(38.1)	—
Net Income	17.1	21.7	16.4	(38.1)	17.1
Total other comprehensive income, net of tax	5.1	3.4	5.2	(8.6)	5.1
Comprehensive Income	$22.2	$25.1	$21.6	$(46.7)	$22.2

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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Six Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$732.2	$238.9	$(176.3)	$794.8
Cost of products sold	—	489.4	194.2	(176.3)	507.3
Gross Profit	—	242.8	44.7	—	287.5
Research and development	—	17.8	—	—	17.8
Selling and general expenses	19.7	151.7	29.9	—	201.3
Other (income) and expense, net	(0.2)	18.8	(5.7)	—	12.9
Operating (Loss) Profit	(19.5)	54.5	20.5	—	55.5
Interest income	0.4	—	2.1	(1.6)	0.9
Interest expense	(15.8)	(1.1)	(0.1)	1.6	(15.4)
(Loss) Income Before Income Taxes	(34.9)	53.4	22.5	—	41.0
Income tax benefit (provision)	12.7	(20.2)	(3.6)	—	(11.1)
Equity in earnings of consolidated subsidiaries	52.1	13.0	—	(65.1)	—
Net Income	29.9	46.2	18.9	(65.1)	29.9
Total other comprehensive income, net of tax	15.8	11.9	14.9	(26.8)	15.8
Comprehensive Income	$45.7	$58.1	$33.8	$(91.9)	$45.7

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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$89.7	$15.5	$49.6	$—	$154.8
Accounts receivable, net of allowances	1.6	602.0	260.3	(679.8)	184.1
Inventories	—	251.7	44.5	—	296.2
Prepaid expenses and other current assets	7.2	9.1	3.4	—	19.7
Total Current Assets	98.5	878.3	357.8	(679.8)	654.8
Property, Plant and Equipment, net	—	212.9	46.8	—	259.7
Investment in Consolidated Subsidiaries	2,108.2	352.0	—	(2,460.2)	—
Goodwill	—	995.9	35.0	—	1,030.9
Other Intangible Assets, net	—	150.6	9.2	—	159.8
Other Assets	0.8	8.1	10.8	—	19.7
TOTAL ASSETS	$2,207.5	$2,597.8	$459.6	$(3,140.0)	$2,124.9

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$463.6	$344.9	$49.2	$(673.3)	$184.4
Accrued expenses	5.0	110.8	28.1	(6.5)	137.4
Total Current Liabilities	468.6	455.7	77.3	(679.8)	321.8
Long-Term Debt	579.9	—	—	—	579.9
Other Long-Term Liabilities	2.2	54.1	10.1	—	66.4
Total Liabilities	1,050.7	509.8	87.4	(679.8)	968.1
Total Equity	1,156.8	2,088.0	372.2	(2,460.2)	1,156.8
TOTAL LIABILITIES AND EQUITY	$2,207.5	$2,597.8	$459.6	$(3,140.0)	$2,124.9

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$54.2	$9.5	$50.0	$—	$113.7
Accounts receivable, net of allowances	3.1	552.5	241.5	(607.0)	190.1
Inventories	—	231.1	41.4	—	272.5
Prepaid expenses and other current assets	5.0	10.5	2.0	(0.3)	17.2
Total Current Assets	62.3	803.6	334.9	(607.3)	593.5
Property, Plant and Equipment, net	—	217.3	43.5	—	260.8
Investment in Consolidated Subsidiaries	2,029.5	328.7	—	(2,358.2)	—
Goodwill	—	993.8	35.2	—	1,029.0
Other Intangible Assets, net	—	161.1	8.7	—	169.8
Other Assets	1.0	7.8	9.9	—	18.7
TOTAL ASSETS	$2,092.8	$2,512.3	$432.2	$(2,965.5)	$2,071.8

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$398.3	$328.9	$47.8	$(601.9)	$173.1
Accrued expenses	11.1	113.8	31.8	(5.4)	151.3
Total Current Liabilities	409.4	442.7	79.6	(607.3)	324.4
Long-Term Debt	579.0	—	—	—	579.0
Other Long-Term Liabilities	1.9	54.4	9.6	—	65.9
Total Liabilities	990.3	497.1	89.2	(607.3)	969.3
Total Equity	1,102.5	2,015.2	343.0	(2,358.2)	1,102.5
TOTAL LIABILITIES AND EQUITY	$2,092.8	$2,512.3	$432.2	$(2,965.5)	$2,071.8

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(21.1)	$73.7	$4.1	$—	$56.7
Investing Activities
Capital expenditures	—	(13.0)	(3.6)	—	(16.6)
Proceeds from property dispositions	—	0.1	—	—	0.1
Intercompany contributions	—	(55.1)	—	55.1	—
Cash Used in Investing Activities	—	(68.0)	(3.6)	55.1	(16.5)
Financing Activities
Intercompany contributions	57.8	—	(2.7)	(55.1)	—
Purchase of treasury stock	(2.0)	—	—	—	(2.0)
Proceeds from the exercise of stock options	0.8	—	—	—	0.8
Cash Provided by (Used in) Financing Activities	56.6	—	(2.7)	(55.1)	(1.2)
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.3	1.8	—	2.1
Increase (Decrease) in Cash and Cash Equivalents	35.5	6.0	(0.4)	—	41.1
Cash and Cash Equivalents, Beginning of Period	54.2	9.5	50.0	—	113.7
Cash and Cash Equivalents, End of Period	$89.7	$15.5	$49.6	$—	$154.8

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
Higher sales volume in the Medical Devices business and in exam gloves was offset by unfavorable pricing in S&IP and caused a decrease in consolidated net sales to $399 million in the three months ended June 30, 2017 compared to $400 million in the same period last year. Higher volume in Medical Devices and exam gloves partially offset by unfavorable pricing in the S&IP business drove consolidated net sales up to $795 million in the six months ended June 30, 2017 compared to $785 million in the prior year.
Consolidated operating profit was $29 million and $56 million, respectively, for the three and six months ended June 30, 2017 compared to $18 million and $51 million, respectively, in the three and six months ended June 30, 2016. Items that impacted operating profit in the three and six months ended June 30, 2017 and 2016 include the following:
Spin-related costs: Sales of products bearing the Kimberly-Clark brand exceeded expectations, resulting in a $2 million net benefit for the three months ended June 30, 2017, and a $1 million net benefit for the six months ended June 30, 2017. In comparison, in the three and six months ended June 30, 2016, we incurred $2 million and $5 million, respectively, of spin-related transition expenses. Efforts to transition all of our products to Halyard-branded products are substantially complete. However, we will continue to sell products bearing the Kimberly-Clark brand through the end of this year. Remaining spin-related activities are not expected to have a material financial effect on our results of operations or cash flows.
Acquisition-related costs: In 2016, we completed the acquisition of Corpak and continue to incur costs in connection with the acquisition. In the three and six months ended June 30, 2017, we incurred $2 million and $3 million, respectively, of costs for integration activities and restructuring costs as we consolidate Corpak’s headquarters and operating facility in Buffalo Grove, Illinois into our existing corporate and operational facilities. In the three and six months ended June 30, 2016, we incurred $9 million and $10 million, respectively, of costs related to the acquisition of Corpak. See “Business Acquisition” in Note 3 to the condensed consolidated financial statements in Item 1 of this report.
Legal matters: We incurred $6 million and $14 million, respectively, of expenses related to certain legal matters in the three and six months ended June 30, 2017 compared to $6 million and $10 million, respectively in the three and six months ended June 30, 2016. See “Commitments and Contingencies” in Note 8 to the condensed consolidated financial statements in Item 1 of this report.
Amortization expenses: In the three and six months ended June 30, 2017, we recognized amortization expense of $5 million and $11 million, respectively, compared to $6 million and $11 million, respectively, in the three and six months ended June 30, 2016.
Results of Operations and Related Information
This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of our results of operations. This discussion and analysis compares the results for the three and six months ended June 30, 2017 to the same periods in 2016.

Net Sales by Segment

(in millions)	Three Months ended June 30,			Six Months ended June 30,
	2017	2016	Change	2017	2016	Change
Net Sales
Medical Devices	$149.1	$141.5	5.4%	$295.0	$268.2	10.0%
S&IP	246.5	256.7	(4.0)	493.9	511.4	(3.4)
Corporate and Other	3.6	1.8	N.M.	5.9	5.2	N.M.
Total Net Sales	$399.2	$400.0	(0.2)%	$794.8	$784.8	1.3%
______________________________
N.M. - Not meaningful
Percentage Change

		Changes Due To
Second Quarter	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Consolidated	—%	2%	(2)%	—%	—%
Medical Devices	5	3	—	—	2
S&IP	(4)	1	(4)	—	(1)

Year-to-Date
Consolidated	1%	2%	(3)%	—%	2%
Medical Devices	10	3	—	—	7
S&IP	(3)	1	(4)	—	—
______________________________
(a) Volume excludes prorated sales of Corpak products for comparability and changes in sales volume to Kimberly-Clark.
(b) Other includes prorated sales of Corpak products for comparability, changes in sales volume to Kimberly-Clark and rounding.
Second Quarter 2017 Compared to Second Quarter 2016
Net sales of $399 million in the three months ended June 30, 2017 were even on a percentage basis compared to the same period last year. Higher sales volume was offset by unfavorable pricing, particularly in the S&IP business.
Medical Devices
Net sales increased 5% over the prior year due primarily higher volume, including the incremental sales of Corpak products for the full quarter in 2017 compared to two months of sales following our acquisition of Corpak in the second quarter of last year.
Surgical and Infection Prevention
Net sales decreased 4% over the prior year primarily due to price loss partially offset by volume gains, each coming primarily from exam gloves.
First Six Months of 2017 Compared to the First Six Months of 2016
Net sales of $795 million in the six months ended June 30, 2017 were 1% higher than net sales last year primarily due to higher volume in Medical Devices and exam gloves partially offset by unfavorable pricing, particularly in the S&IP business.
Medical Devices
Net sales increased 10% primarily due to six months of Corpak product sales in 2017 compared to two months of sales last year and volume growth in other Medical Device product categories.
Surgical and Infection Prevention
Net sales decreased by 3% primarily due to unfavorable pricing, particularly in exam gloves, partially offset by higher volume in exam gloves and facial protection.

Net Sales By Geographic Region

(in millions)	Three Months ended June 30,			Six Months ended June 30,
	2017	2016	Change	2017	2016	Change
Net Sales
North America	$294.5	$297.1	(0.9)%	$593.7	$592.9	0.1%
Europe, Middle East and Africa	51.7	53.4	(3.2)	99.7	99.0	0.7
Asia Pacific and Latin America	53.0	49.5	7.1	101.4	92.9	9.1
Total Net Sales	$399.2	$400.0	(0.2)%	$794.8	$784.8	1.3%
Second Quarter 2017 Compared to Second Quarter 2016
Net sales in North America decreased by 1% primarily due to unfavorable pricing, particularly in exam gloves and other S&IP product categories partially offset by higher volume across the Medical Devices.
Net sales in Europe, Middle East and Africa decreased by 3% primarily due to lower volume, particularly in exam gloves, and unfavorable currency exchange rates partially offset by higher volume in the Medical Devices business.
Net sales in Asia Pacific and Latin America increased by 7% primarily due to volume gains in both the Medical Devices and S&IP businesses, particularly in exam gloves and surgical drapes and gowns.
First Six Months of 2017 Compared to the First Six Months of 2016
Net sales in North America were even compared to last year with unfavorable pricing, particularly exam gloves and other S&IP product categories offset by higher sales volume in the Medical Devices business and in exam gloves.
Net sales in Europe, Middle East and Africa were also even compared to last year, with higher volume, particularly in Medical Devices offset by unfavorable S&IP pricing and currency exchange rates.
Net sales in Asia Pacific and Latin America increased by 9% primarily due to higher volume, particularly in exam gloves partially offset by unfavorable pricing.
Operating Profit by Segment

(in millions)	Three Months ended June 30,			Six Months ended June 30,
	2017	2016	Change	2017	2016	Change
Operating Profit
Medical Devices	$40.7	$29.0	40.3%	$78.7	$58.7	34.1%
S&IP	15.1	25.1	(39.8)	33.3	49.7	(33.0)
Corporate and Other(a)	(21.1)	(30.8)	N.M.	(43.6)	(50.1)	N.M.
Other (expense) and income, net(b)	(5.5)	(5.7)	N.M.	(12.9)	(7.6)	N.M.
Total Operating Profit	$29.2	$17.6	65.9%	$55.5	$50.7	9.5%
______________________________

(a)
Corporate and Other for the three and six months ended June 30, 2017 includes $21 million and $40 million of general expenses, $2 million and $3 million of acquisition-related expenses (See Note 3 to the condensed consolidated financial statements, “Business Acquisition”), $2 million and $1 million net benefit from post spin-related transition items and $0 million and $1 million of costs related to corporate sales. Corporate and Other for the three and six months ended June 30, 2016 includes $17 million and $32 million of general expenses, $9 million and $10 million of acquisition-related expenses, $2 million and $5 million of post spin-related transition expenses and $2 million and $3 million of costs related to corporate sales.

(b)	Other expense includes amounts incurred related to litigation matters. See Note 8 to the condensed consolidated financial statements, “Commitments and Contingencies.”
Second Quarter 2017 compared to Second Quarter 2016
Operating profit increased to $29 million in the three months ended June 30, 2017 primarily due to volume growth in Medical Devices, manufacturing savings and favorable currency exchange rates partially offset by price loss in the S&IP business and anticipated higher commodity costs.
Medical Devices
Operating profit in the Medical Devices business increased by 40% due to three months of Corpak product sales in 2017 compared to two months in 2016 and higher sales volume across all product categories.

Surgical and Infection Prevention
S&IP operating profit declined by 40% primarily due to price loss, particularly in exam gloves, and higher commodity costs partially offset by sales volume, particularly in exam gloves, manufacturing cost savings and favorable currency exchange rates.
First Six Months of 2017 Compared to the First Six Months of 2016
Operating profit increased to $56 million in the six months ended June 30, 2017 due to higher sales volume in Medical Devices and exam gloves, manufacturing savings and favorable currency exchange rates partially offset by unfavorable pricing and higher selling and general expenses.
Medical Devices
Operating profit increased 34% primarily due to six months of Corpak product sales in 2017 compared to two months in 2016, higher sales volume, manufacturing savings and favorable currency exchange rates.
Surgical and Infection Prevention
Operating profit declined 33% primarily due to unfavorable pricing and higher commodity costs partially offset by higher sales volume, particularly in exam gloves, manufacturing cost savings and favorable currency exchange rates.
Interest Income and Expense
In each of the three months ended June 30, 2017 and 2016 we incurred $8 million of interest expense on our senior secured term loan and senior unsecured notes. In the six months ended June 30, 2017, interest expense was $15 million compared to $16 million in the prior year. In each of the three and six months ended June 30, 2017, interest expense was lower than the prior year primarily due to an amendment in December 2016 to the credit agreement governing the senior secured term loan under which the spread that was charged over the available floating interest rates was reduced by 0.5%, resulting in a weighted average interest rate in the six months ended June 30, 2017 of 3.64% vs. 4.00% last year on our $339 million senior secured term loan.
Provision for Income Taxes
The provision for income taxes was $5 million and $11 million for the three and six months ended June 30, 2017 compared to $3 million and $14 million for the three and six months ended June 30, 2016. Our effective tax rate for the three and six months ended June 30, 2017 was 22% and 27% compared to 31% and 40% in the prior year.
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
As of June 30, 2017, $65 million of our $155 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently have no plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or result of operations for the foreseeable future. We believe that our ability to generate cash from domestic and international operations and the borrowing capacity under our available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
Cash and equivalents increased by $41 million to $155 million as of June 30, 2017 compared to $114 million as of December 31, 2016. The increase was driven by $57 million of cash provided by operating activities partially offset by capital expenditures of $17 million.

In the prior year, cash and equivalents decreased by $50 million to $79 million as of June 30, 2016 due to $175 million used to acquire Corpak and $14 million of capital expenditures partially offset by $94 million of cash provided by operating activities and $44 million provided by financing activities which was primarily proceeds from our line of credit facility net of subsequent repayments.
Operating Activities
Operating activities provided $57 million in the six months ended June 30, 2017 compared to $94 million in the same period last year primarily due to changes in working capital, particularly in inventories and accrued liabilities.
Investing Activities
Capital expenditures were $17 million in the six months ended June 30, 2017 compared to $14 million in the same period last year. In each of the six months ended June 30, 2017 and 2016, capital expenditures were made using cash on hand. In the prior year, investing activities also included $175 million used in the acquisition of Corpak. As of June 30, 2017, we had an additional $6 million of capital expenditures included in accounts payable and accrued expenses that are expected to be paid using cash on hand.
Financing Activities
Financing activities included $2 million paid to purchase treasury stock partially offset by $1 million received from the exercise of stock options in the six months ended June 30, 2017. In the prior year financing activities were composed of $72 million of borrowings from our revolving credit facility to partially fund our acquisition of Corpak and subsequent repayments on the revolving credit facility of $27 million.
As of June 30, 2017, debt was $580 million and consisted of (i) $333 million, net of unamortized discount, on our Senior Secured Term Loan and (ii) $247 million, net of unamortized discount, on our Senior Unsecured Notes. To the extent we remain in compliance with certain financial covenants in our credit agreement, funds under the revolving credit facility are available for our working capital and other liquidity requirements. As of June 30, 2017, we had no borrowings and letters of credit of $4 million outstanding under the Revolving Credit Facility. See Note 5 to the accompanying condensed consolidated financial statements, “Debt,” for further details regarding our debt agreements.
Legal Matters
See Item 1, Note 8, “Commitments and Contingencies,” to the condensed consolidated financial statements for a discussion of current legal matters.
New Accounting Standards
See Item 1, Note 1, “Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three and six months ended June 30, 2017 and 2016 and our financial position as of June 30, 2017 and December 31, 2016. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

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
With the participation of management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HALYARD HEALTH, INC.
(Registrant)

August 2, 2017	By:	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 2, 2017	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)