Form 10-Q
period 2017-09-30
Halyard Health, Inc.
filed 2017-11-01
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 25, 2017 there were 46,836,448 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales	$401.4	$397.5	$1,196.2	$1,182.3
Cost of products sold	258.1	259.5	765.4	767.1
Gross Profit	143.3	138.0	430.8	415.2
Research and development	10.3	10.9	28.1	29.1
Selling and general expenses	101.2	100.3	302.5	301.0
Other expense, net	3.0	5.9	15.9	13.5
Operating Profit	28.8	20.9	84.3	71.6
Interest income	0.7	0.2	1.6	0.5
Interest expense	(8.1)	(8.4)	(23.5)	(24.7)
Income Before Income Taxes	21.4	12.7	62.4	47.4
Income tax provision	(4.8)	(3.6)	(15.9)	(17.6)
Net Income	$16.6	$9.1	$46.5	$29.8

Earnings Per Share
Basic	$0.35	$0.19	$1.00	$0.64
Diluted	0.35	0.19	0.98	0.63

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$16.6	$9.1	$46.5	$29.8
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	3.5	(0.5)	18.0	3.0
Defined benefit plans	0.1	0.1	0.3	0.2
Cash flow hedges	0.1	0.2	1.2	1.7
Total Other Comprehensive Income (Loss), Net of Tax	3.7	(0.2)	19.5	4.9
Comprehensive Income	$20.3	$8.9	$66.0	$34.7

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$166.1	$113.7
Accounts receivable, net of allowances	194.4	190.1
Inventories	300.5	272.5
Prepaid expenses and other current assets	20.0	17.2
Total Current Assets	681.0	593.5
Property, Plant and Equipment, net	261.1	260.8
Goodwill	1,032.0	1,029.0
Other Intangible Assets, net	154.8	169.8
Deferred Tax Assets	16.3	15.1
Other Assets	3.7	3.6
TOTAL ASSETS	$2,148.9	$2,071.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$172.5	$173.1
Accrued expenses	146.9	151.3
Total Current Liabilities	319.4	324.4
Long-Term Debt	580.4	579.0
Deferred Tax Liabilities	36.5	35.8
Other Long-Term Liabilities	31.9	30.1
Total Liabilities	968.2	969.3

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,835,044 outstanding as of September 30, 2017 and 46,681,798 outstanding as of December 31, 2016	0.5	0.5
Additional paid-in capital	1,547.4	1,533.2
Accumulated deficit	(332.7)	(379.2)
Treasury stock	(3.9)	(1.9)
Accumulated other comprehensive loss	(30.6)	(50.1)
Total Stockholders’ Equity	1,180.7	1,102.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,148.9	$2,071.8

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$46.5	$29.8
Depreciation and amortization	48.5	48.4
Stock-based compensation expense	11.9	12.3
Net loss on asset dispositions	0.1	3.8
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5.1)	11.0
Inventories	(28.0)	14.8
Prepaid expenses and other assets	1.0	3.1
Accounts payable	2.2	4.1
Accrued expenses	(6.6)	10.8
Other	9.6	5.8
Cash Provided by Operating Activities	80.1	143.9
Investing Activities
Capital expenditures	(30.6)	(21.7)
Acquisition of business, net of cash acquired	—	(175.0)
Proceeds from dispositions of property	0.1	—
Cash Used in Investing Activities	(30.5)	(196.7)
Financing Activities
Line of credit facility proceeds	—	72.0
Line of credit facility repayments	—	(62.0)
Purchase of treasury stock	(2.0)	(0.9)
Proceeds from the exercise of stock options	2.3	0.2
Cash Provided by Financing Activities	0.3	9.3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.5	0.7
Increase (Decrease) in Cash and Cash Equivalents	52.4	(42.8)
Cash and Cash Equivalents - Beginning of Period	113.7	129.5
Cash and Cash Equivalents - End of Period	$166.1	$86.7

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
Annual Goodwill Impairment Test
We test goodwill for impairment annually or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying amount. The fair value of our reporting units were estimated using a combination of income (discounted cash flow analysis) and market approaches. Both approaches are dependent upon several assumptions regarding future periods, including assumptions with respect to future sales growth, commodity costs and a terminal growth rate. A weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present values. The WACC was based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to our company. In addition, the market approach estimated the fair value of our business based, in part, on comparable publicly-traded companies in our industry.
We have completed the required annual goodwill impairment testing as of July 1, 2017, and the fair values for both our Medical Devices and S&IP reporting units were substantially in excess of their respective net carrying values.
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
Effective July 1, 2017, we adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, that replaces the existing two-step goodwill impairment test with a simplified one-step process. This ASU provides that goodwill impairment will be measured as the excess of the reporting unit’s carrying amount over its fair value and abandons the second step that requires the measurement of goodwill impairment by comparing the implied value of a reporting unit’s goodwill to the goodwill’s carrying amount. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities. This ASU is intended to improve the financial reporting and presentation of hedging relationships and the economic results of risk management activities in financial statements. The amendments in ASU 2017-12 better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, the amendments permit hedge accounting for risk components involving non-financial and interest rate risks and contains other targeted improvements to simplify the application of hedge accounting. This ASU is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted in any interim period following the issuance of this ASU. The provisions of this ASU should be applied to existing hedging relationships as of the beginning of the fiscal year of adoption. All other presentation and disclosure requirements are to be applied prospectively. We do not expect adoption of this ASU to have a material effect on our financial position, results of operations and cash flows.
In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting. This ASU is intended to provide clarity and reduce both (i) diversity in practice and (ii) cost and complexity when applying the modification accounting guidance in Topic 718, Compensation - Stock Compensation. Specifically, modification accounting is applied to any changes in stock-based awards unless (i) the fair value of the modified award is the same as the fair value of the original award immediately before modification, (ii) the vesting conditions of the modified award are the same as the original award before modification and (iii) the equity or liability classification of the modified award is the same as the original award. This ASU is to be prospectively applied for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted for any interim period for which financial statements have not yet been issued. As this ASU is intended to bring consistency in practice but does not change any fair value measurement methodologies, it is not expected to have a material effect on our financial position, results of operations and cash flows.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. This ASU requires that current service cost be reported in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are to be presented separately in the income statement and below operating income, if operating income is presented. This ASU is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with retrospective application required. Earlier adoption is permitted in any interim or annual period for which financial statements have not yet been issued. The adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
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
Note 2.     Subsequent Event - Agreement to Divest the S&IP Business
On October 31, 2017, we entered into a Purchase Agreement (“Purchase Agreement”) by and among us and certain of our affiliates and Owens & Minor, Inc. (the “Buyer”). The Purchase Agreement provides for the sale to Buyer, subject to the terms and conditions of the Purchase Agreement, of substantially all of our S&IP business, as well as our name “Halyard Health” (and all variations of our name and related intellectual property rights) and our IT system (the “Divestiture”). The total price payable by the Buyer for the Divestiture is $710 million in cash, subject to certain adjustments as provided in the Purchase Agreement based on the cash, indebtedness and net working capital transferred to the Buyer and its affiliates at the closing. We expect the transaction to close in the first quarter of 2018.
On or about the closing date, we will enter into certain commercial agreements, including a transition services agreement with the Buyer pursuant to which we and the Buyer, and each company’s respective affiliates will provide to each other various transitional services. The services will generally commence on the closing date of the Divestiture and terminate no later than two years thereafter.
As of September 30, 2017, the assets and liabilities associated with the S&IP business did not qualify for held-for-sale classification and are included in the accompanying condensed consolidated balance sheets as assets held and used. Accordingly, S&IP’s results of operations and cash flows are included in our consolidated results of operations and cash flows for all periods presented herein.

Note 3.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	September 30, 2017	December 31, 2016
Accounts receivable	$195.8	$191.6
Allowances and doubtful accounts	(1.4)	(1.5)
Accounts receivable, net	$194.4	$190.1
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	September 30, 2017			December 31, 2016
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$53.4	$3.0	$56.4	$45.8	$2.3	$48.1
Work in process	57.9	0.8	58.7	50.6	0.3	50.9
Finished goods	138.1	43.0	181.1	130.8	40.5	171.3
Supplies and other	—	13.5	13.5	—	12.8	12.8
	249.4	60.3	309.7	227.2	55.9	283.1
Excess of FIFO or weighted-average cost over LIFO cost	(9.2)	—	(9.2)	(10.6)	—	(10.6)
Total	$240.2	$60.3	$300.5	$216.6	$55.9	$272.5

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	September 30, 2017	December 31, 2016
Land	$3.2	$2.1
Buildings	91.0	85.8
Machinery and equipment	525.7	499.8
Construction in progress	28.2	25.0
	648.1	612.7
Less accumulated depreciation	(387.0)	(351.9)
Total	$261.1	$260.8
Depreciation expense was $11 million and $33 million for the three and nine months ended September 30, 2017, respectively, compared to $11 million and $32 million for the three and nine months ended September 30, 2016, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows (in millions):

	Medical Devices			S&IP			Consolidated
	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill, net
Balance at December 31, 2016	$762.3	$—	$762.3	$740.7	$(474.0)	$266.7	$1,029.0
Currency translation adjustment	2.3	—	2.3	0.7	—	0.7	3.0
Balance at September 30, 2017	$764.6	$—	$764.6	$741.4	$(474.0)	$267.4	$1,032.0

Intangible assets subject to amortization consist of the following (in millions):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$125.9	$(96.7)	$29.2	$125.9	$(93.8)	$32.1
Patents and acquired technologies	252.9	(142.5)	110.4	251.8	(131.1)	120.7
Other	55.2	(45.7)	9.5	55.1	(43.8)	11.3
Total	$434.0	$(284.9)	$149.1	$432.8	$(268.7)	$164.1
As of each period ended September 30, 2017 and December 31, 2016, we had $6 million of indefinite-lived intangible assets that we acquired in connection with an acquisition (See Note 4 - “Business Acquisition”) related to in-process research and development projects. Amortization expense for intangible assets was $5 million and $16 million for the three and nine months ended September 30, 2017, respectively, compared to $6 million and $16 million for the three and nine months ended September 30, 2016, respectively. We estimate amortization expense for the remainder of 2017 and the following four years and beyond will be as follows (in millions):

For the years ending December 31,
2017	$6.2
2018	19.0
2019	15.2
2020	13.0
2021	10.7
Thereafter	85.0
Total	$149.1

Accrued Expenses
Accrued expenses consist of the following (in millions):

	September 30, 2017	December 31, 2016
Accrued rebates	$55.6	$55.7
Accrued salaries and wages	52.1	57.1
Accrued taxes - income and other	5.6	7.2
Other	33.6	31.3
Total	$146.9	$151.3
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	September 30, 2017	December 31, 2016
Taxes payable	$3.4	$3.4
Accrued compensation benefits	11.1	9.7
Other	17.4	17.0
Total	$31.9	$30.1
Note 4.     Business Acquisition
In May 2016, Halyard acquired all of the issued and outstanding capital stock of Medsystems Holdings, Inc. (“Medsystems”) a Delaware corporation, for a purchase price of $175 million, net of cash acquired (the “Acquisition”). Medsystems owns and conducts its primary business through CORPAK Medsystems (Medsystems and CORPAK Medsystems hereinafter referred to as “Corpak”).
The following table presents the unaudited pro forma information for the three and nine months ended September 30, 2016, as if the Acquisition had occurred on January 1, 2015 (in millions, except per share amounts):

	Three Months Ended September 30, 2016 Pro Forma	Nine Months Ended September 30, 2016 Pro Forma
	(Unaudited)	(Unaudited)
Net sales	$397.5	$1,199.8

Net income	11.1	34.6

Earnings per share:
Basic	$0.24	$0.74
Diluted	0.24	0.74
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
Upon Acquisition, we initiated activities to integrate the operations of Corpak into our company. These activities include, but are not limited to, integration of corporate functions, information technology and alignment with our operations. We have incurred costs related to the Acquisition and integration activities, consisting primarily of severance and benefits, consulting, legal and other costs of $1 million and $4 million in the three and nine months ended September 30, 2017, respectively, compared to $3 million and $10 million in the three and nine months ended September 30, 2016, respectively. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying consolidated income statements.
Restructuring
In June 2016, we initiated a restructuring plan to close the Corpak corporate headquarters and operating facility in Buffalo Grove, Illinois and consolidate operations into our existing corporate and operational facilities (the “Plan”). We expect the Plan to be substantially complete when production in Buffalo Grove shuts down by the end of the year. For the three and nine months ended September 30, 2017, the costs we have incurred related to the Plan were $1 million and $1 million, respectively, compared to $1 million and $4 million, respectively, for the three and nine months ended September 30, 2016. We have accrued severance and benefits for affected employees and early lease termination costs in “Accrued expenses” in the accompanying condensed consolidated balance sheet. The accrual activity through September 30, 2017 is presented in the table below (in millions):

	As of December 31, 2016	Accruals	Payments	As of September 30, 2017
Employee severance and benefits	$3.2	$0.3	$(0.9)	$2.6
Lease termination and related expenses	—	0.8	(0.3)	0.5
Total	$3.2	$1.1	$(1.2)	$3.1
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
In the three and nine months ended September 30, 2017, there were no transfers among Level 1, 2 or 3 fair value determinations.
The derivative liabilities for foreign exchange contracts were not material as of September 30, 2017 and $1 million as of December 31, 2016 and are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of September 30, 2017 were $1 million. Derivative assets for foreign exchange contracts were not material as of December 31, 2016. These derivatives are classified as Level 2 of the fair value hierarchy. The fair values of derivatives used to manage foreign currency risk is based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		September 30, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$166.1	$166.1	$113.7	$113.7
Liabilities
Senior Unsecured Notes	1	247.0	261.3	246.5	256.4
Senior Secured Term Loan	2	333.4	341.5	332.5	341.3
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of the senior unsecured notes was based on observable market prices based on trading activity on a primary exchange. The fair value of our senior secured term loan was based on observed trading prices in a secondary market.
Note 6.     Debt
As of September 30, 2017 and December 31, 2016, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	September 30, 2017	December 31, 2016
Senior Secured Term Loan	3.76%	2021	$339.0	$339.0
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Total long-term debt			589.0	589.0
Unamortized Debt Discounts and Issuance Costs
Senior Secured Term Loan			(5.6)	(6.5)
Senior Unsecured Notes			(3.0)	(3.5)
Total Debt, net			$580.4	$579.0
Senior Secured Term Loan and Revolving Credit Facility
The senior secured term loan (the “Term Loan Facility”) is under a credit agreement that also includes a senior secured revolving credit facility that matures on October 31, 2019 which allows for borrowings up to $250 million, with a letter of credit sub-facility in an amount of $75 million and a swingline sub-facility in an amount of $25 million (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Senior Credit Facilities”). The Senior Credit Facilities are secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 4.42% as of September 30, 2017.
Borrowings under the Term Loan Facility bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, subject to a floor of 0.75%, plus 2.75%, or (ii) a base rate, subject to a floor of 0.75%, (calculated as the greatest of (1) the prime rate, (2) the U.S. federal funds effective rate plus 0.50% or (3) the one month LIBOR rate plus 1.00%) plus 1.75%. As of September 30, 2017, the interest rate in effect for the Term Loan Facility was 3.99%.

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
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of September 30, 2017, we had no borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility.
Senior Unsecured Notes
The senior unsecured notes (the “Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Unamortized debt discount and issuance costs are being amortized over the life of the Notes using the interest method, resulting in an effective interest rate of 6.53% as of September 30, 2017.
Note 7.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Defined Benefit Pension Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2016	$(48.7)	$(1.0)	$(0.4)	$(50.1)
Other comprehensive income	18.0	0.3	1.2	19.5
Balance, September 30, 2017	$(30.7)	$(0.7)	$0.8	$(30.6)
The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unrealized translation	$3.5	$(0.5)	$18.0	$3.0
Defined benefit pension plans	0.1	0.1	0.3	0.2
Tax effect	—	—	—	—
Defined benefit pension plans, net of tax	0.1	0.1	0.3	0.2
Cash flow hedges	0.1	0.2	1.5	2.1
Tax effect	—	—	(0.3)	(0.4)
Cash flow hedges, net of tax	0.1	0.2	1.2	1.7
Change in AOCI	$3.7	$(0.2)	$19.5	$4.9
Note 8.     Stock-Based Compensation
Aggregate stock-based compensation expense for the three and nine months ended September 30, 2017 was $2 million and $12 million, respectively, compared to $3 million and $12 million, respectively, for the three and nine months ended September 30, 2016.
Stock-based compensation expense related to stock options was not material in the three months ended September 30, 2017 and $4 million in the nine months ended September 30, 2017 compared to $1 million and $4 million, respectively, for the three and nine months ended September 30, 2016.
Expense related to time-based restricted share units was not material in the three months ended September 30, 2017 and $3 million in the nine months ended September 30, 2017 compared to $1 million and $4 million, respectively, for the three and nine months ended September 30, 2016.
Stock-based compensation expense related to performance-based restricted share units, for which vesting is conditioned on meeting a defined measure of total shareholder return, was $2 million and $5 million, respectively, for the three and nine months ended September 30, 2017 compared to $2 million and $4 million, respectively, for the three and nine months ended September 30, 2016.
Note 9.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) on October 31, 2014, legal proceedings, claims and other liabilities that are primarily related to our business are generally our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters, as defined by the distribution agreement and to the extent permitted by law and public policy (“Indemnification Obligation”). For the three and nine months ended September 30, 2017, we have incurred $4 million and $17 million, respectively, related to these matters compared to $5 million and $15 million, respectively, incurred in the three and nine months ended September 30, 2016.
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
On May 25, 2017, we filed three post-trial motions: a renewed motion for judgment as a matter of law; a motion to decertify the class; and a motion for new trial, remittitur, or amendment of the judgment. The renewed motion for judgment as a matter of law seeks to have the court reverse the jury’s verdict in whole or in part because it was based on insufficient facts and/or did not correctly apply the law. The motion to decertify the class seeks to have the court decertify the class on the basis that the evidence at trial did not support the Court’s initial class certification order and therefore the case should not have proceeded as a class action. The motion for new trial, remittitur or amendment of the judgment seeks, among other relief, to have the court reduce the jury’s punitive damages award because it was not supported by the facts and was excessive in violation of due process under the U.S. Constitution. The U.S. Supreme Court has stated that the Constitutional outer limit for the ratio between punitive damages and compensatory damages in cases such as ours is approximately 9 to 1 or lower, and we believe that in a case such as ours that, if there is any award of punitive damages (a premise we dispute), the ratio should be 1 to 1. We intend to continue our vigorous defense of the Bahamas matter.
Kimberly-Clark Corporation
We have notified Kimberly-Clark that we have reserved our rights to challenge any purported obligation to indemnify Kimberly-Clark for the punitive damages awarded against them. In connection with our reservation of rights, on May 1, 2017, we filed a complaint in the matter styled Halyard Health, Inc. v. Kimberly-Clark Corporation, Case No. BC659662 (County of Los Angeles, Superior Court of California). In that case, we seek a declaratory judgment that we have no obligation, under the Distribution Agreement or otherwise, to indemnify, pay, reimburse, assume, or otherwise cover punitive damages assessed against Kimberly-Clark in Bahamas Surgery Center, LLC, et al. v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 14-CV-08390 (C.D. Cal., originally filed on October 29, 2014), or any Expenses or Losses (as defined in the distribution agreement) associated with an award of punitive damages. On May 2, 2017, Kimberly-Clark filed a complaint in the matter styled Kimberly-Clark Corporation v. Halyard Health, Inc., Case No. 2017-0332-AGB (Court of Chancery of the State of Delaware). In that case, Kimberly-Clark seeks a declaratory judgment that (1) we must indemnify them for all damages, including punitive damages, assessed against them in the Bahamas matter, (2) we have anticipatorily and materially breached the Distribution Agreement by our failure to indemnify them, and (3) we are estopped from asserting, or have otherwise waived, any claim that we are not required to indemnify them for all damages, including punitive damages, that may be awarded in the Bahamas matter. On May 26, 2017, we moved to dismiss or stay Kimberly-Clark’s Delaware complaint, and on June 16, 2017, Kimberly-Clark moved for summary judgment. On September 12, 2017, the Delaware court granted our motion to stay Kimberly-Clark’s complaint and therefore did not take any action on Kimberly-Clark’s motion for summary judgment. We intend to vigorously pursue our case against Kimberly-Clark in California and to vigorously defend against their case against us.
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
Shahinian and Edgett
On October 12, 2016, after the DOJ and various States declined to intervene in two qui tam matters, both matters were unsealed and the complaints were subsequently served on Kimberly-Clark and Halyard, as applicable. One of those matters is U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C. D. Cal.) (“Shahinian”), filed on October 27, 2014. The other matter is U.S. ex rel. Edgett, et al. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al, No. 3:15-cv-00434-B (N.D. Tex.) (“Edgett”), filed on February 9, 2015. Both cases allege, among other things, violations of the federal and various state False Claims Acts in connection with the marketing and sale of certain surgical gowns. On March 8, 2017, Kimberly-Clark moved to dismiss the Shahinian complaint, and on July 14, 2017, the California court granted Kimberly-Clark’s motion while also granting the plaintiff leave to amend his complaint on or before July 28, 2017. The plaintiff then filed an amended complaint on July 28, 2017. On August 11, 2017, Kimberly-Clark again moved to dismiss the Shahinian complaint. On May 17, 2017, Kimberly-Clark and Halyard moved to dismiss the Edgett complaint. On September 22, 2017, the Texas court granted Kimberly-Clark’s and Halyard’s motions to dismiss. We may have an Indemnification Obligation for the two matters under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend these claims.
Kromenaker
On March 17, 2017, the DOJ submitted a filing declining to intervene in another qui tam matter, and the complaint was unsealed and subsequently served on Kimberly-Clark and Halyard. That matter is styled U.S. ex rel. Kromenaker v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 1:15-cv-04413-SCJ (N. D. Ga.) (“Kromenaker”), filed on December 21, 2015. In that case, the plaintiff alleges, among other things, violations of the federal False Claims Act in connection with the marketing and sale of certain products, including feminine hygiene products, surgical gowns and endotracheal tubes. On June 12, Kimberly-Clark and Halyard moved to dismiss the Kromenaker complaint. On August 21, 2017, Kromenaker filed an amended complaint, and Kimberly-Clark and Halyard filed motions to dismiss the amended complaint on September 20, 2017. We may have an Indemnification Obligation for certain parts of this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend this matter.
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
Naeyaert
On April 13, 2017, Kimberly-Clark was served with a complaint in the matter styled Christopher Naeyaert v. Kimberly-Clark Corporation, et al., No. PSC 1603503 (County of Riverside, Superior Court of California), filed on July 21, 2016. In that case, the plaintiff makes allegations similar to those in Bahamas and brings causes of action similar to those in Bahamas, except the allegations and causes of action relate to the Ultra surgical gown. On June 5, 2017, Kimberly-Clark moved to dismiss the complaint. On August 21, 2017, Naeyaert filed an amended complaint and on September 18, 2017, Kimberly-Clark filed a motion to dismiss the amended complaint. We may have an Indemnification Obligation for this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend this matter.
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
As of September 30, 2017, we have an accrued liability for the matters described herein. The accrued liability is included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us, (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
Note 10.    Derivative Financial Instruments
The derivative liabilities for foreign exchange contracts were not significant as of September 30, 2017 and were $1 million as of December 31, 2016, and are included in the condensed consolidated balance sheet in accrued expenses. The derivative assets for foreign exchange contracts as of September 30, 2017 were $1 million. Derivative assets for foreign exchange contracts were not significant as of December 31, 2016.
For derivative instruments that are designated and qualify as cash flow hedges, gains or losses recognized in earnings were not significant in the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017, the aggregate notional values of outstanding foreign exchange derivative contracts designated as cash flow hedges were $34 million. Cash flow hedges resulted in no significant ineffectiveness in the three and nine months ended September 30, 2017 and 2016. For the three and nine months ended September 30, 2017 and 2016, no gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. At September 30, 2017, amounts to be reclassified from AOCI during the next twelve months are not expected to be significant. The maximum maturity of cash flow hedges in place at September 30, 2017 is September 2018.
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in other income and expense, net. These gains or losses have not been significant for the three and nine months ended September 30, 2017 and 2016. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of September 30, 2017, the notional amount of these undesignated derivative instruments was $35 million.
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
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$16.6	$9.1	$46.5	$29.8

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.8	46.7	46.7	46.6
Dilutive effect of stock options and restricted share unit awards	0.8	0.5	0.7	0.4
Diluted weighted average shares outstanding	47.6	47.2	47.4	47.0

Earnings Per Share
Basic	$0.35	$0.19	$1.00	$0.64
Diluted	$0.35	$0.19	$0.98	$0.63
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
For each of the three and nine months ended September 30, 2017, one million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 12.    Business Segment Information
Information concerning unaudited consolidated operations by business segment is presented in the following table (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales
Medical Devices	$150.7	$145.2	$445.7	$413.4
S&IP	246.1	248.8	740.0	760.2
Corporate and Other	4.6	3.5	10.5	8.7
Total Net Sales	401.4	397.5	1,196.2	1,182.3

Operating Profit
Medical Devices	37.6	31.9	116.3	90.6
S&IP	17.6	22.2	50.9	71.9
Corporate and Other(a)	(23.4)	(27.3)	(67.0)	(77.4)
Other expense, net(b)	(3.0)	(5.9)	(15.9)	(13.5)
Total Operating Profit	28.8	20.9	84.3	71.6

Interest income	0.7	0.2	1.6	0.5
Interest expense	(8.1)	(8.4)	(23.5)	(24.7)
Income before Income Taxes	$21.4	$12.7	$62.4	$47.4
______________________________

(a)
Corporate and Other for the three and nine months ended September 30, 2017 includes $14 million and $54 million, respectively, of general expenses, $8 million and $8 million, respectively of Divestiture-related costs which were specifically identified beginning in the third quarter of this year (see Note 2, “Subsequent Event - Agreement to Divest the S&IP Business”), $2 million and $5 million, respectively, of acquisition-related expenses (see Note 4, “Business Acquisition”) and $0.5 million of income and $0.3 million of costs, respectively, related to Corporate Sales. Corporate and Other for the three and nine months ended September 30, 2016 includes $16 million and $48 million, respectively, of general expenses, $4 million and $15 million, respectively, of acquisition-related expenses, $7 million and $11 million, respectively, of post spin-related transition expenses, and $0.4 million and $4 million, respectively, of costs related to Corporate Sales.

(b)	Other expense includes amounts incurred related to litigation matters. See Note 9, “Commitments and Contingencies.”
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
The following condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016, the condensed consolidating statements of income for the three and nine months ended September 30, 2017 and 2016 and condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016 provide condensed consolidating financial information for Halyard Health, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidated basis.
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
HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$369.3	$125.2	$(93.1)	$401.4
Cost of products sold	—	249.5	101.7	(93.1)	258.1
Gross Profit	—	119.8	23.5	—	143.3
Research and development	—	10.3	—	—	10.3
Selling and general expenses	10.8	75.4	15.0	—	101.2
Other (income) and expense, net	(0.9)	8.2	(4.3)	—	3.0
Operating (Loss) Profit	(9.9)	25.9	12.8	—	28.8
Interest income	0.2	—	1.1	(0.6)	0.7
Interest expense	(8.2)	(0.5)	—	0.6	(8.1)
(Loss) Income Before Income Taxes	(17.9)	25.4	13.9	—	21.4
Income tax benefit (provision)	6.8	(10.0)	(1.6)	—	(4.8)
Equity in earnings of consolidated subsidiaries	27.7	6.2	—	(33.9)	—
Net Income	16.6	21.6	12.3	(33.9)	16.6
Total other comprehensive income, net of tax	3.7	2.4	3.8	(6.2)	3.7
Comprehensive Income	$20.3	$24.0	$16.1	$(40.1)	$20.3

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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$1,101.5	$364.1	$(269.4)	$1,196.2
Cost of products sold	—	738.9	295.9	(269.4)	765.4
Gross Profit	—	362.6	68.2	—	430.8
Research and development	—	28.1	—	—	28.1
Selling and general expenses	30.5	227.1	44.9	—	302.5
Other (income) and expense, net	(1.1)	27.0	(10.0)	—	15.9
Operating (Loss) Profit	(29.4)	80.4	33.3	—	84.3
Interest income	0.6	—	3.2	(2.2)	1.6
Interest expense	(24.0)	(1.6)	(0.1)	2.2	(23.5)
(Loss) Income Before Income Taxes	(52.8)	78.8	36.4	—	62.4
Income tax benefit (provision)	19.5	(30.2)	(5.2)	—	(15.9)
Equity in earnings of consolidated subsidiaries	79.8	19.2	—	(99.0)	—
Net Income	46.5	67.8	31.2	(99.0)	46.5
Total other comprehensive income, net of tax	19.5	14.3	18.7	(33.0)	19.5
Comprehensive Income	$66.0	$82.1	$49.9	$(132.0)	$66.0

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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$84.9	$15.2	$66.0	$—	$166.1
Accounts receivable, net of allowances	1.6	609.0	256.8	(673.0)	194.4
Inventories	—	254.5	46.0	—	300.5
Prepaid expenses and other current assets	7.5	9.0	3.5	—	20.0
Total Current Assets	94.0	887.7	372.3	(673.0)	681.0
Property, Plant and Equipment, net	—	214.2	46.9	—	261.1
Investment in Consolidated Subsidiaries	2,145.7	362.9	—	(2,508.6)	—
Goodwill	—	995.9	36.1	—	1,032.0
Other Intangible Assets, net	—	145.4	9.4	—	154.8
Other Assets	0.7	8.0	11.3	—	20.0
TOTAL ASSETS	$2,240.4	$2,614.1	$476.0	$(3,181.6)	$2,148.9

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$466.8	$324.5	$46.9	$(665.7)	$172.5
Accrued expenses	10.1	113.7	30.4	(7.3)	146.9
Total Current Liabilities	476.9	438.2	77.3	(673.0)	319.4
Long-Term Debt	580.4	—	—	—	580.4
Other Long-Term Liabilities	2.4	55.0	11.0	—	68.4
Total Liabilities	1,059.7	493.2	88.3	(673.0)	968.2
Total Equity	1,180.7	2,120.9	387.7	(2,508.6)	1,180.7
TOTAL LIABILITIES AND EQUITY	$2,240.4	$2,614.1	$476.0	$(3,181.6)	$2,148.9

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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(27.6)	$82.6	$25.1	$—	$80.1
Investing Activities
Capital expenditures	—	(22.9)	(7.7)	—	(30.6)
Proceeds from property dispositions	—	0.1	—	—	0.1
Intercompany contributions	—	(54.4)	—	54.4	—
Cash Used in Investing Activities	—	(77.2)	(7.7)	54.4	(30.5)
Financing Activities
Intercompany contributions	58.0	—	(3.6)	(54.4)	—
Purchase of treasury stock	(2.0)	—	—	—	(2.0)
Proceeds from the exercise of stock options	2.3	—	—	—	2.3
Cash Provided by (Used in) Financing Activities	58.3	—	(3.6)	(54.4)	0.3
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.3	2.2	—	2.5
Increase in Cash and Cash Equivalents	30.7	5.7	16.0	—	52.4
Cash and Cash Equivalents, Beginning of Period	54.2	9.5	50.0	—	113.7
Cash and Cash Equivalents, End of Period	$84.9	$15.2	$66.0	$—	$166.1

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
The following will be discussed and analyzed:

•	Sale of the S&IP Business

•	Overview of Business

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	New Accounting Standards

•	Information Concerning Forward-Looking Statements
Sale of the S&IP Business
On October 31, 2017, we entered into a Purchase Agreement (“Purchase Agreement”) by and among us and certain of our affiliates and Owens & Minor, Inc. (the “Buyer”). The Purchase Agreement provides for the sale to Buyer, subject to the terms and conditions of the Purchase Agreement, of substantially all of our S&IP business, as well as our name “Halyard Health” (and all variations of our name and related intellectual property rights) and our IT system (the “Divestiture”). The total price payable by the Buyer for the Divestiture is $710 million in cash, subject to certain adjustments as provided in the Purchase Agreement based on the cash, indebtedness and net working capital transferred to the Buyer and its affiliates at the closing. We expect the transaction to close in the first quarter of 2018.
The divestiture of the S&IP business accelerates our transformation into a pure-play medical devices business. Our remaining business is expected to undergo a multi-year phased restructuring to address dis-synergies to be eliminated.
On or about the closing date, we will enter into certain commercial agreements, including a transition services agreement with the Buyer pursuant to which we and the Buyer, and each company’s respective affiliates will provide to each other various transitional services. The services will generally commence on the closing date of the Divestiture and terminate no later than two years thereafter.
Overview of Business
Higher sales volume in the Medical Devices business and in exam gloves was partially offset by unfavorable pricing in S&IP, leading to a 1% increase in consolidated net sales for both the three and nine month periods ended September 30, 2017 compared to the same periods last year.
Consolidated operating profit was $29 million and $84 million, respectively, for the three and nine months ended September 30, 2017 compared to $21 million and $72 million, respectively, in the three and nine months ended September 30, 2016. Items that impacted operating profit in the three and nine months ended September 30, 2017 and 2016 include the following:
Divestiture-related costs: In connection with the Purchase Agreement to sell our S&IP business, we have incurred $8 million of costs, which were primarily consulting and professional services that are included in “Selling and general” expenses in the accompanying condensed consolidated statements for the three and nine months ended September 30, 2017. Costs related to the Divestiture were specifically identified beginning in the third quarter of this year.
Spin-related costs: Spin-related activities had no impact in the three months ended September 30, 2017. However, sales of products bearing the Kimberly-Clark brand exceeded expectations, resulting in a $1 million net benefit for the nine months ended September 30, 2017. In comparison, in the three and nine months ended September 30, 2016, we incurred $7 million and $11 million, respectively, of spin-related transition expenses. Efforts to transition all of our products to Halyard-branded products are substantially complete. Remaining spin-related activities are not expected to have a material financial effect on our results of operations or cash flows.
Acquisition-related costs: In 2016, we completed the acquisition of Corpak and continue to incur costs in connection with the acquisition. In the three and nine months ended September 30, 2017, we incurred $2 million and $5 million, respectively, of costs for integration activities and restructuring costs as we consolidate Corpak’s headquarters and operating facility in Buffalo Grove,

Illinois into our existing corporate and operational facilities. In the three and nine months ended September 30, 2016, we incurred $4 million and $15 million, respectively, of costs related to the acquisition of Corpak. See “Business Acquisition” in Note 4 to the condensed consolidated financial statements in Item 1 of this report.
Legal matters: We incurred $4 million and $17 million, respectively, of expenses related to certain legal matters in the three and nine months ended September 30, 2017 compared to $5 million and $15 million, respectively in the three and nine months ended September 30, 2016. See “Commitments and Contingencies” in Note 9 to the condensed consolidated financial statements in Item 1 of this report.
Amortization expenses: In the three and nine months ended September 30, 2017, we recognized amortization expense of $5 million and $16 million, respectively, compared to $6 million and $16 million, respectively, in the three and nine months ended September 30, 2016.
Results of Operations and Related Information
This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of our results of operations. This discussion and analysis compares the results for the three and nine months ended September 30, 2017 to the same periods in 2016.

Net Sales by Segment

(in millions)	Three Months ended September 30,			Nine Months ended September 30,
	2017	2016	Change	2017	2016	Change
Net Sales
Medical Devices	$150.7	$145.2	3.8%	$445.7	$413.4	7.8%
S&IP	246.1	248.8	(1.1)	740.0	760.2	(2.7)
Corporate and Other	4.6	3.5	N.M.	10.5	8.7	N.M.
Total Net Sales	$401.4	$397.5	1.0%	$1,196.2	$1,182.3	1.2%
______________________________
N.M. - Not meaningful
Percentage Change

		Changes Due To
Third Quarter	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Consolidated	1%	2%	(1)%	—%	—%
Medical Devices	4	4	—	—	—
S&IP	(1)	—	(2)	—	1

Year-to-Date
Consolidated	1%	2%	(2)%	—%	1%
Medical Devices	8	3	—	—	5
S&IP	(3)	1	(3)	—	(1)
______________________________
(a) Volume excludes changes in sales volume to Kimberly-Clark. Year-to-date volume also excludes prorated sales of Corpak products for comparability.
(b) Other includes changes in sales volume to Kimberly-Clark, prorated sales of Corpak products for comparability (year-to-date only) and rounding.
Third Quarter 2017 Compared to Third Quarter 2016
Net sales of $401 million in the three months ended September 30, 2017 were 1% higher compared to the same period last year. Higher sales volume in Medical Devices was partially offset by unfavorable pricing in the S&IP business.
Medical Devices
Net sales increased 4% over the prior year due to primarily continued volume strength in interventional and surgical pain, and in respiratory health due to a new supply contract for oral care kits with a major group purchasing organization.
Surgical and Infection Prevention
Net sales decreased 1% over the prior year due to price loss partially offset by volume gains, each coming primarily from exam gloves.
First Nine Months of 2017 Compared to the First Nine Months of 2016
Net sales in the nine months ended September 30, 2017 were 1% higher than last year primarily due to higher volume in Medical Devices and exam gloves partially offset by unfavorable pricing in the S&IP business.
Medical Devices
Net sales increased 8% primarily due to nine months of Corpak product sales in 2017 compared to five months of sales last year and volume in interventional and surgical pain and in respiratory health due to a new supply contract for oral care kits with a major group purchasing organization.
Surgical and Infection Prevention
Net sales decreased by 3% primarily due to unfavorable pricing, particularly in exam gloves, partially offset by higher volume primarily in exam gloves.

Net Sales By Geographic Region

(in millions)	Three Months ended September 30,			Nine Months ended September 30,
	2017	2016	Change	2017	2016	Change
Net Sales
North America	$296.6	$294.1	0.9%	$890.4	$887.0	0.4%
Europe, Middle East and Africa	48.8	49.6	(1.6)	148.4	148.6	(0.1)
Asia Pacific and Latin America	56.0	53.8	4.1	157.4	146.7	7.3
Total Net Sales	$401.4	$397.5	1.0%	$1,196.2	$1,182.3	1.2%
Third Quarter 2017 Compared to Third Quarter 2016
Net sales in North America increased by 1% primarily due to higher volume across all product categories within Medical Devices and in exam gloves within S&IP partially offset by unfavorable pricing, particularly in exam gloves and other S&IP product categories.
Net sales in Europe, Middle East and Africa decreased by 2% primarily due to lower volume, particularly in S&IP and digestive health.
Net sales in Asia Pacific and Latin America increased by 4% primarily due to volume gains in both the Medical Devices and S&IP businesses, particularly in exam gloves and surgical drapes and gowns.
First Nine Months of 2017 Compared to the First Nine Months of 2016
Net sales in North America were even compared to last year with unfavorable pricing, particularly exam gloves and other S&IP product categories offset by higher sales volume in the Medical Devices business and in exam gloves.
Net sales in Europe, Middle East and Africa were also even compared to last year, with higher volume, particularly in Medical Devices offset by unfavorable S&IP volumes.
Net sales in Asia Pacific and Latin America increased by 7% primarily due to higher volume, particularly in exam gloves.
Operating Profit by Segment

(in millions)	Three Months ended September 30,			Nine Months ended September 30,
	2017	2016	Change	2017	2016	Change
Operating Profit
Medical Devices	$37.6	$31.9	17.9%	$116.3	$90.6	28.4%
S&IP	17.6	22.2	(20.7)	50.9	71.9	(29.2)
Corporate and Other(a)	(23.4)	(27.3)	N.M.	(67.0)	(77.4)	N.M.
Other expense, net(b)	(3.0)	(5.9)	N.M.	(15.9)	(13.5)	N.M.
Total Operating Profit	$28.8	$20.9	37.8%	$84.3	$71.6	17.7%
______________________________

(a)
Corporate and Other for the three and nine months ended September 30, 2017 includes $14 million and $54 million, respectively, of general expenses, $8 million and $8 million, respectively, of Divestiture-related costs, which were specifically identified beginning in the third quarter of this year (see Note 2 to the condensed consolidated financial statements, “Subsequent Event - Agreement to Divest the S&IP Business”), $2 million and $5 million, respectively, of acquisition-related expenses (See Note 4 to the condensed consolidated financial statements, “Business Acquisition”) and $0.5 million of income and $0.3 million of costs, respectively, related to Corporate Sales. Corporate and Other for the three and nine months ended September 30, 2016 includes $16 million and $48 million, respectively, of general expenses, $4 million and $15 million, respectively, of acquisition-related expenses, $7 million and $11 million, respectively, of post spin-related transition expenses and $0.4 million and $4 million, respectively, of costs related to Corporate Sales.

(b)	Other expense includes amounts incurred related to litigation matters. See Note 9 to the condensed consolidated financial statements, “Commitments and Contingencies.”
Third Quarter 2017 compared to Third Quarter 2016
Operating profit increased to $29 million in the three months ended September 30, 2017 primarily due to volume growth in Medical Devices, lower selling and general expenses partially offset by price loss in the S&IP business.
Medical Devices

Operating profit in the Medical Devices business increased by 18% due to favorable volume and lower selling and general expenses due to the timing of investment.
Surgical and Infection Prevention
S&IP operating profit declined by 21% primarily due to price loss, particularly in exam gloves, partially offset by sales volume in exam gloves and favorable currency exchange rates.
First Nine Months of 2017 Compared to the First Nine Months of 2016
Operating profit increased to $84 million in the nine months ended September 30, 2017 due to higher sales volume in Medical Devices and exam gloves, manufacturing savings and favorable currency exchange rates partially offset by unfavorable pricing and higher commodity costs in the S&IP business.
Medical Devices
Operating profit increased 28% primarily due to nine months of Corpak product sales in 2017 compared to five months in 2016, higher sales volume and manufacturing savings.
Surgical and Infection Prevention
Operating profit declined 29% primarily due to unfavorable pricing and higher commodity costs partially offset by manufacturing cost savings and favorable currency exchange rates.
Interest Income and Expense
In each of the three months ended September 30, 2017 and 2016 we incurred $8 million of interest expense on our senior secured term loan and senior unsecured notes. In the nine months ended September 30, 2017, interest expense was $24 million compared to $25 million in the prior year. In each of the three and nine months ended September 30, 2017, interest expense was lower than the prior year primarily due to an amendment in December 2016 to the credit agreement governing the senior secured term loan under which the spread that was charged over the available floating interest rates was reduced by 0.5%, resulting in a weighted average interest rate in the nine months ended September 30, 2017 of 3.76% vs. 4.00% last year on our $339 million senior secured term loan.
Provision for Income Taxes
The provision for income taxes was $5 million and $16 million for the three and nine months ended September 30, 2017 compared to $4 million and $18 million for the three and nine months ended September 30, 2016. Our effective tax rate for the three and nine months ended September 30, 2017 was 22% and 25% compared to 28% and 37% in the prior year.
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
As described in Note 9 to the condensed consolidated financial statements, “Commitments and Contingencies,” a jury returned an unfavorable verdict finding Kimberly-Clark liable for $4 million of compensatory damages and $350 million in punitive damages, and that we are liable for $0.3 million of compensatory damages and $100 million in punitive damages. As described in Note 9, we believe the jury verdict will be reduced by the trial court or on appeal to amounts permitted by the U.S. Constitution. Accordingly, we do not believe that the verdict will have a material adverse effect on our liquidity. However, if a final, non-appealable judgment were entered that exceeded our current expectations, that may impact our liquidity, require us to pay down a portion of our existing debt, limit our access to our existing revolving credit agreement, or limit our ability to execute merger and acquisition transactions.
As of September 30, 2017, $81 million of our $166 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently have no plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or result of operations for the foreseeable future. We believe that our ability to generate cash from domestic and international operations and the borrowing capacity under our available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.

Cash and equivalents increased by $52 million to $166 million as of September 30, 2017 compared to $114 million as of December 31, 2016. The increase was driven by $80 million of cash provided by operating activities and $3 million of favorable currency effects partially offset by capital expenditures of $31 million.
In the prior year, cash and equivalents decreased by $43 million to $87 million as of September 30, 2016 due to $175 million used to acquire Corpak and $22 million of capital expenditures partially offset by $144 million of cash provided by operating activities and $9 million provided by financing activities which was primarily proceeds from our line of credit facility net of subsequent repayments.
Operating Activities
Operating activities provided $80 million in the nine months ended September 30, 2017 compared to $144 million in the same period last year primarily due to changes in working capital, particularly in inventories and accrued liabilities.
Investing Activities
Capital expenditures were $31 million in the nine months ended September 30, 2017 compared to $22 million in the same period last year. In each of the nine months ended September 30, 2017 and 2016, capital expenditures were made using cash on hand. In the prior year, investing activities also included $175 million used in the acquisition of Corpak. As of September 30, 2017, we had an additional $3 million of capital expenditures included in accounts payable and accrued expenses that are expected to be paid using cash on hand.
Financing Activities
Financing activities included $2 million paid to purchase treasury stock partially offset by $2 million received from the exercise of stock options in the nine months ended September 30, 2017. In the prior year financing activities were composed of $72 million of borrowings from our revolving credit facility to partially fund our acquisition of Corpak and subsequent repayments on the revolving credit facility of $62 million.
As of September 30, 2017, debt was $580 million and consisted of (i) $333 million, net of unamortized discount, on our Senior Secured Term Loan and (ii) $247 million, net of unamortized discount, on our Senior Unsecured Notes. To the extent we remain in compliance with certain financial covenants in our credit agreement, funds under the revolving credit facility are available for our working capital and other liquidity requirements. As of September 30, 2017, we had no borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility. See Note 6 to the accompanying condensed consolidated financial statements, “Debt,” for further details regarding our debt agreements.
Legal Matters
See Item 1, Note 9, “Commitments and Contingencies,” to the condensed consolidated financial statements for a discussion of current legal matters.
New Accounting Standards
See Item 1, Note 1, “Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three and nine months ended September 30, 2017 and 2016 and our financial position as of September 30, 2017 and December 31, 2016. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

•	general economic conditions particularly in the United States,

•	fluctuations in global equity and fixed-income markets,

•	the competitive environment,

•	the loss of current customers or the inability to obtain new customers,

•	litigation and enforcement actions,

•	price fluctuations in key commodities,

•	fluctuations in currency exchange rates,

•	disruption in supply of raw materials or the distribution of finished goods,

•	changes in governmental regulations that are applicable to our business,

•	changes in asset valuations including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons, and

•	any other matters described elsewhere in this MD&A or in the Risk Factors section of this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2016.
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
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A.    Risk Factors
In conjunction with the Purchase Agreement pursuant to which we have agreed to sell our Surgical and Infection Prevention business and certain other assets (the “Divestiture”), we face the following risks in addition to those described in our Annual Report on Form 10-K for the year ended December 31, 2016 under Part I, Item 1A “Risk Factors” and under “Information Concerning Forward-Looking Statements” in Part I, Item II of this Quarterly Report on Form 10-Q. Any of these risks could adversely affect our business, consolidated financial position, results of operations or cash flows and could cause our future results to differ from those in any of our forward-looking statements. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.
Risks Related to the Divestiture of our S&IP Business
We may not realize potential benefits from the Divestiture of the S&IP Business.
There is no assurance that we will realize the potential benefits that we expect from the Divestiture. The Divestiture is expected to provide the following benefits, among others: (i) giving Halyard the ability to focus on strategic and operational plans as a medical devices-only company; (ii) accelerating Halyard’s growth as a medical device company through the resources provided by the Divestiture; and (iii) allowing investors to evaluate the merits, performance and future prospects of Halyard as a growing medical device company.
Following the Divestiture, we may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•	the separation of the S&IP business may require significant amounts of management’s time and effort, which may divert management’s attention away from Halyard’s Device business,

•	the replacement of our information technology infrastructure may result in substantial additional costs and business interruptions,

•	our business will be significantly less diversified than prior to the Divestiture.
If we fail to achieve some or all the benefits expected to result from the Divestiture, or if such benefits are delayed, our business, financial condition, results of operations and cash flows could be adversely affected and the value of Halyard common stock could be adversely impacted.
As we build our information technology infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruption.
Pursuant to the Purchase Agreement, we are transferring ownership of our existing information technology infrastructure to the Buyer and replacing such information technology infrastructure to support our critical business functions, including systems relating to accounting and reporting, manufacturing process control, customer service, inventory control and distribution. The replacement process involves technical risks and business uncertainties, including whether we have the technological capacity to replace the system in full and the financial and operational capacity to continue our business during the replacement process. Although we have conducted discreet tests of our ability to conduct the process, such risks remain and there can be no assurance that the replacement process will occur within the anticipated timing, or at all. We may incur temporary interruptions in business operations if we cannot effectively replace our existing transactional and operational systems and data centers and the transition services that support these functions provided to us by the Buyer as we replace these systems. We may not be successful in effectively and efficiently implementing our replacement systems and transitioning our data, and we may incur substantially higher costs for replacement than currently anticipated. In addition, the replacement process may result in (i) disruption to unrelated parts of our business, (ii) loss of employees or customers, (iii) exposure to unanticipated liabilities or (iv) assumption of ongoing obligations and liabilities following the completion of the process. Our failure to avoid operational interruptions, losses of employees or customers, or unanticipated liabilities as we replace our information technology infrastructure effectively and efficiently could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Following the Divestiture, we will be required to rebrand the Company and many of our products which will likely involve substantial costs and may not be favorably received by our customers.
Following the Divestiture, we will no longer own the “Halyard Health” brand name, or any variation of the name, logos and related intellectual property rights. We will likely incur substantial costs to rebrand the Company and many of our products worldwide, which also requires regulatory product registration costs. We cannot assure you that our customers will be receptive to our proposed rebranding. A failure in our rebranding efforts may affect our ability to attract and retain customers following the Divestiture, resulting in reduced revenues.

The transition services to be provided to us by the Buyer for a limited time may be difficult for us to replace without operational problems or additional cost.
The Purchase Agreement provides for provision of transition services to us by the Buyer throughout a transition period. After the expiration of the transition services agreement, we may experience operational difficulties and increased costs if we are unable to perform those services or obtain them from a third party on reasonable terms and conditions.
The transition services to be provided by us to the Buyer for a limited time may draw attention and resources away from our ongoing business.
The Purchase Agreement requires our provision of transition services to the Buyer throughout a transition period, which will require significant time, attention and resources of our senior management and other employees within Halyard, potentially diverting their attention from other aspects of our business. We will be bound to comply with the terms of the transition services agreement, and at times compliance with this agreement will consume Halyard’s focus and resources that would otherwise be invested into maintaining and growing our business.
Some of the shared employees who are important to the Device Business will be transferred to the Buyer, which may require us to replace employees and incur consequent additional costs or experience operational difficulties.
We are dependent on the experience and industry knowledge of our officers and employees to execute our business plans. The Divestiture will require that we share certain employees with the Buyer during the term of the transition services agreement and the replacement of our information technology infrastructure and that we transfer certain employees to the Buyer both at the closing of the Divestiture and at the conclusion of the information technology process. There may be uncertainty around the duties of our shared employees, which may cause operational difficulties or may cause some of such shared employees to leave Halyard. Transfer of employees to the Buyer may cause loss of institutional knowledge and we may have difficulties finding employees to replace such transferred employees. Current and prospective employees of Halyard may experience uncertainty about their future roles as shared employees or transferred employees, which may adversely affect our ability to attract and retain talent going forward. Our success during and after the Divestiture will depend in part on our ability to effectively share certain employees, retain key management personnel and integrate future employees. The operational difficulties surrounding our use of shared employees and the loss of knowledge and employees and difficulties in hiring new employees could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Following the Divestiture, we may experience increased costs resulting from decreased purchasing power, which could decrease our overall profitability and cash flow.
Prior to the Divestiture, we are able to take advantage of our size and purchasing power in procuring goods, services and technology, such as management information services, health insurance, employee benefits, payroll administration, risk management, tax and other services. Following the Divestiture, we may have to pay higher costs for certain materials used in our products due to a decline in purchasing scale if we are unable to obtain other similar goods, services and technology at prices or on terms as favorable as those obtained prior to the Divestiture.

Item 6.     Exhibits

(a)	Exhibits

Exhibit Number	Description
2.1	Purchase Agreement, dated as of October 31, 2017, by and among Halyard Health, Inc. and certain of its affiliates and Owens & Minor, Inc.
10(b)	Retention Incentive Agreement for Christopher M. Lowery
31(a)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.
31(b)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.
32(a)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
32(b)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALYARD HEALTH, INC.
(Registrant)

November 1, 2017	By:	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 1, 2017	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)