Form 10-K
period 2017-12-31
Halyard Health, Inc.
filed 2018-02-27
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates or registrant on June 30, 2017 was $1,833,418,550.
As of February 21, 2018, there were 46,920,076 shares of Halyard Health, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Halyard’s Annual Meeting of Stockholders to be held on April 26, 2018 is incorporated by reference into Part III.

HALYARD HEALTH, INC.

PART I
ITEM 1.    BUSINESS
Overview
Halyard Health, Inc. is a medical technology company focused on eliminating pain, speeding recovery and preventing infection for healthcare providers and patients in more than 90 countries. Headquartered in Alpharetta, Georgia, Halyard is committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. Our Medical Devices business segment develops, manufactures and markets clinically superior solutions around the globe.
We provide a portfolio of innovative product offerings focused on respiratory and digestive health, along with surgical and interventional pain management to improve patient outcomes and reduce the cost of care. These products include post-operative pain management solutions, minimally invasive interventional (or chronic) pain therapies, closed airway suction systems and enteral feeding tubes. Products are sold under the ON-Q, COOLIEF, MICROCUFF, MIC-KEY, HOMEPUMP, CORTRAK and other brand names.
Unless the context indicates otherwise, the terms “Halyard,” “Company,” “we,” “our” and “us” refer to Halyard Health, Inc. and its consolidated subsidiaries.
On October 31, 2017, we entered into a Purchase Agreement (“Purchase Agreement”) by and among us and certain of our affiliates and Owens & Minor, Inc. (“Buyer”). The Purchase Agreement provides for the sale to the Buyer, subject to the terms and conditions of the Purchase Agreement, substantially all of our Surgical and Infection Prevention (“S&IP”) business, as well as our name “Halyard Health” (and all variations of our name and related intellectual property rights) and our information technology (“IT”) system (the “Divestiture”). The Divestiture is intended to accelerate our transformation into a pure-play medical devices business. See “Discontinued Operations” in Note 2 to the consolidated financial statements in Item 8 of this report.
As a focused Medical Devices business, Halyard will be operating in attractive end-markets. We will deploy a dual-track growth strategy focused on product development and M&A while right-sizing the cost structure of our operations to create a scalable and cost efficient infrastructure.
As a result of this planned Divestiture, the results of operations from our S&IP business are reported as “Income (Loss) from discontinued operations, net of tax” and the related assets and liabilities are classified as “held for sale” in the consolidated financial statements in Item 8 of this report. All discussion herein, unless otherwise noted, refers to our remaining operating segment after the Divestiture, the Medical Devices business.
On May 2, 2016, Halyard acquired all of the issued and outstanding capital stock of Medsystems Holdings, Inc. (“Medsystems”) a Delaware corporation. Medsystems owns and conducts its primary business through CORPAK Medsystems (“Corpak”). Corpak’s innovative enteral access feeding solutions and portfolio of nasogastric feeding tubes complement our existing enteral feeding products and create a complete offering of enteral feeding solutions within our Medical Devices segment. See “Business Acquisition” in Note 6 to the consolidated financial statements in Item 8 of this report.
On October 31, 2014, Kimberly-Clark Corporation (“Kimberly-Clark”) distributed all of our capital stock to its shareholders and completed a previously announced spin-off of its healthcare division (the “Spin-off”). Halyard was incorporated as a Delaware corporation in February 2014 in anticipation of that Spin-off and Kimberly-Clark transferred its Health Care business to us prior to the Spin-off.
The address of our principal executive offices is 5405 Windward Parkway, Suite 100 South, Alpharetta, Georgia 30004, and our telephone number is (678) 425-9273.
Sales and Marketing
We direct our primary sales and marketing efforts toward hospitals and other healthcare providers to highlight the unique benefits and competitive differentiation of our branded products. We work directly with physicians, nurses, professional societies, hospital administrators and healthcare group purchasing organizations (“GPOs”) to collaborate and educate on emerging practices and clinical techniques that eliminate pain, speed recovery and prevent infection. These marketing programs are delivered directly to healthcare providers. Additionally, we provide marketing programs to our strategic distribution partners throughout the world.

Distribution
While our products are generally marketed directly to hospitals and other healthcare providers, they are generally sold through third-party distribution channels.
Our products are sold principally through independent wholesale distributors, with some sales directly to healthcare facilities and other end-user customers. In 2017, approximately 49% of our net sales in North America were made through distributors. Globally, sales to Buyer, who is also one of our distributors, accounted for approximately 10% of our 2017 net sales. No other customer or distributor accounted for more than 10% of our net sales in 2017. Buyer purchases our products under standard terms and conditions of sale.
Approximately 40% of our 2017 global net sales, including sales to wholesale distributors, were contracted through four major national GPOs. Of these 2017 GPO-contracted sales, 29% were represented by contracts that will expire by the end of 2018, 54% were represented by contracts that will expire between 2019 and 2020 and 17% were represented by contracts that will expire between 2021 and 2022.
Outside North America, sales are made either directly to end-user customers or through distributors, depending on the market served. In 2017, approximately 83% of our net sales outside North America were made through wholesalers or distributors.
We have operated six major distribution centers located in North America, Europe, Australia and Japan that will transfer to Buyer upon closing of the Divestiture. We will continue to use such distribution centers following the closing of the Divestiture through the end of 2019 under a transition services agreement with Buyer as we develop a distribution network appropriate for our business.
No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Competition
While no single company competes with us across the breadth of our offerings, we face significant competition in U.S. and international markets.
There are a variety of treatment means and alternative clinical practices to address the management of surgical and interventional pain management and respiratory and digestive health. We face competition from these alternative treatments, as well as improvements and innovations in products and technologies by our competitors.
Competitors for our products are fragmented by particular product category, and the individual markets for these products are highly competitive. Major competitors include, among others:

•	Surgical Pain Management: B. Braun Medical Inc., Pacira Pharmaceuticals, Inc., Teleflex Incorporated, Ambu A/S and Baxter International, Inc.

•	Interventional Pain Management: Boston Scientific Corporation, Abbott Laboratories and Stryker Corporation

•	Respiratory: Becton, Dickinson and Company, Stryker Corporation and Smiths Medical

•	Digestive Health: Boston Scientific Corporation, Cook Medical, and Applied Medical Technology, Inc.
In developing and emerging markets, alternative clinical practices and different standards of care are our primary competition.
While we believe that the number of procedures using our products will grow due, in part, to increasing global access to healthcare, we expect that our ability to compete with other providers of similar products will be impacted by rapid technological advances, pricing pressures and third-party reimbursement practices. We continue to defend our market positions and have launched nine new products in 2017. We believe that our key product characteristics, such as proven efficacy, reliability and safety, coupled with our core competencies such as our innovative ability to launch new products, efficient manufacturing processes, established distribution network, field sales organization and customer service, are important factors that distinguish us from our competitors.
Research and Development
We continuously engage in research and development to commercialize new products and enhance the effectiveness, reliability and safety of our existing products. We incurred $38 million in 2017, $38 million in 2016 and $28 million in 2015 on research and development for new products and processes, and to improve existing products and processes. These amounts included research and development costs that were historically presented as a component of the S&IP business and consisted primarily of salaries and related expenses for personnel, product trial costs, outside laboratory and license fees, the costs of laboratory equipment and facilities and asset write-offs for equipment that does not lead to success in product manufacturing certifications. We intend to increase our research and development efforts as a key strategy for growth.
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
We hold numerous patents and have numerous patent applications pending in the United States and other countries that relate to the technology used in many of our products. We utilize patents in our surgical pain management, interventional pain management, respiratory health and digestive health products. These patents generally expire between 2019 and 2035. None of the patents we license from third parties are material to our business.
Following the Divestiture, under an agreement that we have with Buyer, we may continue to distribute products bearing the “Halyard Health” or “Halyard” brands through the end of 2020 as we begin rebranding efforts to ensure our customers’ transition from the Halyard brand.
We consider the patents and trademarks which we own and the trademarks under which we sell certain of our products, as a whole, to be material to our business. However, we do not consider our business to be materially dependent upon any individual patent or trademark.
Raw Materials
We use a wide variety of raw materials and other inputs in our production processes. We base our purchasing decisions on quality assurance, cost effectiveness and regulatory requirements, and we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. We primarily purchase these materials from external suppliers, some of which are single-source suppliers.
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
Demand for many of our existing and new medical devices is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients’ medical expenses in the countries where we do business. Statutory and regulatory requirements for Medicaid, Medicare, and other government healthcare programs govern provider reimbursement levels. From time to time, legislative changes are made to government healthcare programs that impact our business, and the federal and/or state governments may continue to enact measures in the future aimed at containing or reducing reimbursement levels for medical expenses paid for in whole or in part with government funds. We cannot predict the nature of such measures or their impact on our business, results of operations, financial condition and cash flows. Any reduction in the amount of reimbursements received by our customers could harm our business by reducing their selection of our products and the prices they are willing to pay.

Employee and Labor Relations
In our worldwide operations, we had approximately 13,000 employees as of December 31, 2017, including employees in our S&IP business that will be transferred to the Buyer upon closing of the Divestiture. We believe that we have good relations with our employees.
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
ITEM 1A.    RISK FACTORS
Our business faces many risks and uncertainties. Any of the risks discussed below, as well as factors described in other places in this Annual Report on Form 10-K, or in our other filings with the SEC, could adversely affect our business, consolidated financial position, results of operations or cash flows. In addition, these items could cause our future results to differ from those in any of our forward-looking statements. These risks are not the only ones we face. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.
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
In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “PPACA”). Among other initiatives, the legislation implemented a 2.3% excise tax on the sales of certain medical devices in the United States, effective January 2013. In 2015, the excise tax had an impact on us of approximately $6 million, but was suspended for 2016. As a result of the passage of the Consolidated Appropriations Act in 2016, the medical device excise tax has been suspended for the 2017 and 2018 calendar years. In addition, the legislation implemented payment system reforms and significantly altered Medicare and Medicaid reimbursements for medical services and medical devices, which could result in downward pricing pressure and decreased demand for our products.
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
We depend on the availability of various components, raw materials and manufactured products supplied by others for our operations. If the capabilities of our suppliers and third-party manufacturers are limited or stopped, due to quality, regulatory or other reasons, it could negatively impact our ability to manufacture or deliver our products and could expose us to regulatory actions. Further, for quality assurance or cost effectiveness, we purchase from sole suppliers certain components and raw materials. Although there are other sources in the market place for these items, we may not be able to quickly establish additional or replacement sources for certain components or materials due to regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products. The loss of any sole supplier or any sustained supply interruption that affects our ability to manufacture or deliver our products in a timely or cost effective manner could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Due to our international operations, we transact business in many foreign currencies and are subject to the effects of changes in foreign currency exchange rates, including the Mexican peso, Japanese yen, Australian dollar and the Euro. Our financial statements are reported in U.S. dollars with international transactions being translated into U.S. dollars. If the U.S. dollar strengthens in relation to the currencies of other countries where we sell our products, our U.S. dollar reported net sales and income will decrease. Additionally, we incur significant costs in foreign currencies and a fluctuation in those currencies’ value can negatively impact manufacturing and selling costs. While we have in the past engaged, and may in the future engage, in various hedging transactions in attempts to minimize the effects of foreign currency exchange rate fluctuations, there can be no assurance that these hedging transactions will be effective. Changes in the relative values of currencies occur regularly and could have an adverse effect on our business, results of operations, financial condition and cash flows.
We are exposed to price fluctuations of key commodities, which may negatively impact our results of operations.
We rely on product inputs, such as polypropylene and other commodities in the manufacture of our products. Prices of oil and gas affect our distribution and transportation costs. Prices of these commodities are volatile and have fluctuated significantly in recent years, which has contributed to, and in the future may continue to contribute to, fluctuations in our results of operations. Our ability to hedge commodity price volatility is limited. Furthermore, due to competitive dynamics, the cost containment efforts of our customers and third-party payors, and contractual limitations, particularly with respect to products we sell under group purchasing agreements, which generally set pricing for a three-year term, we may be unable to pass along commodity-driven cost increases through higher prices. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or surcharges, we could experience lower margins and profitability which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Most of our manufacturing facilities are outside the United States in Mexico, France, Germany and Tunisia. We also use contract manufacturers to manufacture products on our behalf in China, Indonesia and Malaysia and source many of our raw materials and components from foreign suppliers. We distribute and sell our products in over 90 countries. In 2017, approximately 23% of our net sales were generated outside of North America and we expect this percentage will grow over time. Our operations outside of the United States are subject to risks that are inherent in conducting business internationally, including compliance with both United States and foreign laws and regulations that apply to our international operations. These laws and regulations include robust data privacy requirements, labor relations laws that may impede employer flexibility, tax laws, anti-competition regulations, import, customs and trade restrictions, export requirements, economic sanction laws, environmental, health and safety laws, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. Given the high level of complexity of these laws, there is a risk that some provisions may be violated inadvertently or through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. In addition, these laws are subject to changes, which may require additional resources or make it more difficult for us to comply with these laws. Violations of the laws and regulations governing our international operations could result in fines or criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to manufacture or distribute our products in one or more countries and could have a material adverse effect on our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, results of operations, financial condition and cash flows. Our success depends, in part, on our ability to anticipate and prevent or mitigate these risks and manage difficulties as they arise.
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
Risks Related to the Divestiture of our S&IP Business
We may not realize potential benefits from the Divestiture of the S&IP Business or the restructuring activities associated with the Divestiture.
There is no assurance that we will realize the potential benefits that we expect from the Divestiture or from the multi-phase restructuring plan (the “Plan”) that is associated with the Divestiture. The Divestiture is expected to provide the following benefits, among others: (i) giving Halyard the ability to focus on strategic and operational plans as a pure-play medical devices-only company; (ii) accelerating Halyard’s growth as a medical device company through the resources provided by the Divestiture; and (iii) allowing investors to evaluate the merits, performance and future prospects of Halyard as a growing medical device company. The Plan is intended to (i) align our organizational and management structure; (ii) enhance and restructure our information technology systems; and (iii) enhance and restructure our supply chain and go-to-market models.
Following the Divestiture and implementation of the Plan, we may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•	the separation of the S&IP business may require significant amounts of management’s time and effort, which may divert management’s attention away from Halyard’s Device business,

•	the replacement of our information technology infrastructure may result in substantial additional costs and business interruptions,

•	the replacement of our corporate brand name may result in substantial additional costs and may not be well received by our customers in the market place,

•	our business will be significantly less diversified than prior to the Divestiture.
If we fail to achieve some or all the benefits expected to result from the Divestiture and the Plan, or if such benefits are delayed, our business, financial condition, results of operations and cash flows could be adversely affected and the value of Halyard common stock could be adversely impacted.
As we build our information technology infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruption.
Pursuant to the Purchase Agreement, we are transferring ownership of our existing information technology infrastructure to the Buyer and replacing such information technology infrastructure to support our critical business functions, including systems relating to accounting and reporting, manufacturing process control, customer service, inventory control and distribution. The replacement process involves technical risks and business uncertainties, including whether we have the technological capacity to replace the system in full and the financial and operational capacity to continue our business during the replacement process. Although we have conducted discreet tests of our ability to conduct the process, such risks remain and there can be no assurance that the replacement process will occur within the anticipated timing, or at all. We may incur temporary interruptions in business operations if we cannot effectively replace our existing transactional and operational systems and data centers. We may not be successful in effectively and efficiently implementing our replacement systems and transitioning our data, and we may incur substantially higher costs for replacement than currently anticipated. In addition, the replacement process may result in (i) disruption to unrelated parts of our business, (ii) loss of employees or customers, (iii) exposure to unanticipated liabilities or (iv) assumption of ongoing obligations and liabilities following the completion of the process. Our failure to avoid operational interruptions, losses of employees or customers, or unanticipated liabilities as we replace our information technology infrastructure could disrupt or have a material adverse effect on our business, financial condition, results of operations and cash flows.
Following the Divestiture, we will be required to rebrand the Company and many of our products which will likely involve substantial costs and may not be favorably received by our customers.
Following the Divestiture, we will no longer own the “Halyard Health” brand name, or any variation of the name, logos and related intellectual property rights. We will likely incur substantial costs to rebrand the Company and many of our products worldwide, which also requires regulatory product registration costs. Rebranding efforts may not be complete before the agreement with the Buyer allowing us to use the “Halyard” brand expires, potentially causing substantial inventory write-offs. In addition, we cannot assure you that our customers will be receptive to our proposed rebranding. A failure in our rebranding efforts may affect our ability to attract and retain customers following the Divestiture, resulting in reduced revenues.
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

Some of the shared employees who are important to the remaining business will be transferred to the Buyer, which may require us to replace employees and incur consequent additional costs or experience operational difficulties.
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
Prior to the Divestiture, we are able to take advantage of our size and purchasing power in procuring goods, services and technology, such as management information services, health insurance, employee benefits, payroll administration, risk management, tax and other services. Following the Divestiture, we may have to pay higher costs for certain materials used in our products or services necessary to operate our business due to a decline in purchasing scale if we are unable to obtain other similar goods, services and technology at prices or on terms as favorable as those obtained prior to the Divestiture.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own or lease operating facilities located throughout the world that handle manufacturing production, assembly, research, quality assurance testing, distribution and packaging of our products. We believe our facilities are suitable and adequate for our present operations. We lease our principal executive offices that are located in Alpharetta, Georgia. The locations of our principal medical device production facilities owned or leased by us around the world are as follows:

Location	Country	Owned/Leased
Nogales	Mexico	Owned
Nogales	Mexico	Leased
Tucson, Arizona	USA	Leased
Magdalena	Mexico	Leased
Tijuana	Mexico	Leased
Weinheim	Germany	Leased
Marseille	France	Leased
Sousse	Tunisia	Leased
ITEM 3.    LEGAL PROCEEDINGS
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark prior to the Spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the years ended December 31, 2017, 2016 and 2015, we have incurred $21 million, $20 million and $17 million, respectively, related to these matters.
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
Shahinian: On March 8, 2017, Kimberly-Clark moved to dismiss the Shahinian complaint, and on July 14, 2017, the California court granted Kimberly-Clark’s motion while also granting the plaintiff leave to amend his complaint. The plaintiff then filed a second amended complaint. On August 11, 2017, Kimberly-Clark moved to dismiss the complaint, and on November 30, 2017, the California court again granted Kimberly-Clark’s motion while also granting the plaintiff leave to amend his complaint. The plaintiff then filed a third amended complaint. On January 18, 2018, Kimberly-Clark moved to dismiss it.
Edgett: On May 17, 2017, Kimberly-Clark and Halyard moved to dismiss the Edgett complaint. On September 22, 2017, the court granted Kimberly-Clark’s and Halyard’s motions to dismiss, and on November 6, 2017, the court entered final judgment dismissing the Edgett complaint. The plaintiff did not appeal the entry of judgment.
We may have an Indemnification Obligation for the Shahinian and Edgett matters under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend the remaining claims.

Kromenaker
On March 17, 2017, the DOJ submitted a filing declining to intervene in another qui tam matter, and the complaint was unsealed and subsequently served on Kimberly-Clark and Halyard. That matter is styled U.S. ex rel. Kromenaker v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 1:15-cv-04413-SCJ (N. D. Ga.) (“Kromenaker”), filed on December 21, 2015. In that case, the plaintiff alleges, among other things, violations of the federal False Claims Act in connection with the marketing and sale of certain products, including feminine hygiene products, surgical gowns and endotracheal tubes. On June 12, 2017 Kimberly-Clark and Halyard moved to dismiss the complaint. On August 21, 2017, Kromenaker filed an amended complaint, and Kimberly-Clark and Halyard filed motions to dismiss the amended complaint on September 20, 2017. We may have an Indemnification Obligation for certain parts of this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend this matter.
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
Richardson, Chiu and Pick
We were also served with a complaint in a matter styled Margaret C. Richardson Trustee of the Survivors Trust Dated 6/12/84 for the Benefit of the H&M Richardson Revocable Trust v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-06296 (S. D. N. Y.) (“Richardson”), filed on August 9, 2016. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and alleges that the defendants breached their fiduciary duty, were unjustly enriched, and violated Section 14(A) of the Securities and Exchange Act in connection with Halyard Health, Inc.’s marketing and sale of MicroCool gowns. We were also served with a complaint in a matter styled Kai Chiu v. Robert E. Abernathy, Steven E. Voskuil, et al, No. 2:16-cv-08768 (C.D. Cal.), filed on November 23, 2016. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and makes allegations and brings causes of action similar to those in Richardson, but the plaintiff also adds causes of action for abuse of control, gross mismanagement, and waste of corporate assets. We were also served with a complaint in a matter styled Lukas Pick v. Robert E. Abernathy, Steven E. Voskuil, et al. No. e:18-cv-00295 (D. Del.), filed of February 21, 2018. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and makes allegations and brings causes of action similar to those in Richardson and Chiu. We intend to vigorously defend these matters.
Medline Industries
We were also served with a complaint in the matter styled Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 2:16-cv-08571 (C. D. Cal.), filed on November 17, 2016. In that case, the plaintiff makes allegations similar to those in Bahamas, Shahinian, and Edgett, and brings causes of action under federal and state false advertising laws and state unfair competition laws. On March 31, 2017, we moved to dismiss certain of Medline’s claims and to transfer any surviving claims from California to Georgia. On June 2, 2017, the court granted our motion to transfer the case to Georgia and denied without prejudice our motion to dismiss. On June 30, 2017, now before the court in Georgia and with the case re-styled as Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 1:17-cv-02032 (N. D. Ga.), Kimberly-Clark and Halyard filed renewed motions to dismiss certain of Medline’s claims. We may have an Indemnification Obligation for this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend this matter.

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
As of December 31, 2017, we have an accrued liability for the matters described herein. The accrued liability is included in “Accrued Expenses” in the consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us, (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 27, 2018, together with certain biographical information, are as follows:

Name	Position
Joseph F. Woody	Chief Executive Officer
Rhonda D. Gibby	Senior Vice President and Chief Human Resources Officer
Warren J. Machan	Senior Vice President - Business Strategy
Steven E. Voskuil	Senior Vice President and Chief Financial Officer
John W. Wesley	Senior Vice President and General Counsel
Joseph F. Woody, age 52, was appointed as Chief Executive Officer on June 26, 2017. Mr. Woody has more than 20 years of experience in the healthcare sector. Prior to joining the Company, Mr. Woody served as Director, President and Chief Executive Officer of Acelity Holdings, Inc. (“Acelity”), a global advanced wound care and regenerative medicine company, from August 2015 until April 2017. Prior to that, Mr. Woody served as President and Chief Executive Officer for the combined organization of Kinetic Concepts, Inc. (“KCI”), LifeCell Corporation (“LifeCell”), and Systagenix Wound Management B.V., which became Acelity, from September 2013 until August 2015. Prior to that, Mr. Woody served in leadership roles at KCI and LifeCell from November 2011 until September 2013, having been promoted to President and Chief Executive Officer of KCI in January 2012 and interim Chief Executive Officer of LifeCell in April 2013. Previously, Mr. Woody served as global president of Vascular Therapies for Covidien plc, and global president for Smith & Nephew Advanced Wound Management, and he held other leadership positions at Alliance Imaging, Inc., Acuson and GE Medical Systems.
Rhonda D. Gibby, age 50, is our Senior Vice President and Chief Human Resources Officer. Prior to the Spin-off, she had been serving as Kimberly-Clark’s Vice President - Human Resources for its global business-to-business units (K-C Professional and Kimberly-Clark’s Health Care business) as well as the leader of Kimberly-Clark’s global labor relations since 2010. Prior to that, Ms. Gibby served as Kimberly-Clark’s Global Vice President of Talent Management from 2008 to 2010. Prior to joining Kimberly-Clark in 2005, Ms. Gibby held leadership roles in operations, sales and human resources in a variety of industries and employers, including most recently at Covidien, a global healthcare products company.
Warren J. Machan, age 52, is our Senior Vice President - Business Strategy. Prior to the Spin-off, he had been serving as Kimberly-Clark’s Senior Director of Strategy - Global Health Care since January 2012 and before that served as Senior Director of Finance for Kimberly-Clark’s Health Care business from 2008 to 2012. Mr. Machan served as Director of Finance and Strategic Planning for the Kimberly-Clark International business from 2004 to 2008. He joined Kimberly-Clark in 1987 and, while spending the majority of time in Kimberly-Clark’s Health Care business, he has also held roles in sales, marketing and finance for the K-C Professional, Personal Care and Family Care businesses.
Steven E. Voskuil, age 49, is our Senior Vice President and Chief Financial Officer. Prior to the Spin-off, he had been serving as Vice President - Finance for Kimberly-Clark International since September 2011 and previously served as Kimberly-Clark’s Vice President and Treasurer from January 2008 to September 2011. He joined Kimberly-Clark in 1991 in Finance and has held a variety of roles in business analysis, strategic analysis and treasury for Kimberly-Clark’s businesses worldwide.
John W. Wesley, age 59, is our Senior Vice President of Legal and Government Relations. Prior to the Spin-off, he had been serving as Kimberly-Clark’s Vice President, Deputy General Counsel and Corporate Secretary since 2009. He joined Kimberly-Clark in May 2000 as Senior Counsel, Corporate Affairs and has held a variety of positions, overseeing corporate transactions and corporate governance matters. Prior to joining Kimberly-Clark, he was a partner at the Dallas law firm of Carrington, Coleman, Sloman & Blumenthal, L.L.P., where he specialized in corporate, securities, corporate finance, mergers and acquisitions and general, commercial and business law.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Halyard common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “HYH”. The following table sets forth the quarterly high and low sales prices per share of our common stock on the NYSE:

	2017		2016
Three Months Ended:	High	Low	High	Low
March 31	$41.84	$36.00	$33.73	$22.76
June 30	40.97	35.24	34.10	26.05
September 30	46.63	38.22	37.31	32.50
December 31	50.99	41.51	39.54	31.59
We did not pay any dividends on our common stock in the years ended December 31, 2017 and 2016 and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
As of February 16, 2018, we had 14,470 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
Performance
The following graph compares the cumulative total return of our common stock from October 21, 2014, the first day of trading for our common stock on a when-issued basis, through December 31, 2017 with the cumulative return of companies comprising the Standard and Poor’s S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index. The graph plots the change in value of an initial investment of $100 in each of our common stock, the S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends, and therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

20

$200
$180
$160
$140
$120
$100
$80
$60
October 21, 2014
December 31, 2014
June 30, 2015
December 31, 2015
June 30, 2016
December 31, 2016
June 30, 2017
December 31, 2017
HYH
S&P MidCap 400
S&P 500 Health Care Equipment and Services

	HYH	S&P MidCap 400	S&P 500 Health Care Equipment and Services
October 21, 2014	100.00	100.00	100.00
December 31, 2014	110.90	107.89	110.93
June 30, 2015	98.78	115.04	127.35
December 31, 2015	81.49	111.07	124.40
June 30, 2016	79.32	122.77	135.49
December 31, 2016	90.20	140.54	133.59
June 30, 2017	95.80	152.45	164.68
December 31, 2017	112.63	170.88	179.53

ITEM 6.	SELECTED FINANCIAL DATA
The following Selected Financial Data has been revised to reflect discontinued operations (see “Discontinued Operations” in Note 2 to the consolidated financial statements in Item 8 of this report). The Selected Financial Data as of December 31, 2017 and 2016 and for each of the years ended December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements which are included in Item 8 of this report. Selected Financial Data as of December 31, 2015, 2014 and 2013 and for each of the years ended December 31, 2014 and 2013 has been derived from our consolidated financial information but is not included in Item 8 of this report. The Selected Financial Data as of and for the years ended December 31, 2014 and 2013 is unaudited. The following Selected Financial Data is not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this annual report on Form 10-K (in millions, except per-share amounts):

	Year Ended December 31,
	2017	2016	2015	2014 (Unaudited)	2013 (Unaudited)
Income Statement Data:
Net Sales	$611.6	$566.2	$509.0	$501.6	$499.0
Operating Profit (Loss)	(43.1)	(107.1)	(135.7)	(12.3)	74.1
Income (Loss) from Continuing Operations	(32.1)	(83.3)	(101.2)	(40.5)	43.7
Income (Loss) from Discontinued Operations, net of tax	111.4	123.1	(325.1)	67.6	110.9
Net Income(a)(b)(c)(d)	79.3	39.8	(426.3)	27.1	154.6

Basic Earnings (Loss) Per Share:
Continuing Operations	$(0.69)	$(1.79)	$(2.17)	$(0.87)	$0.94
Discontinued Operations	2.38	2.64	(6.98)	1.45	2.38
Basic Earnings (Loss) Per Share	1.69	0.85	(9.15)	0.58	3.32
Diluted Earnings (Loss) Per Share:
Continuing Operations	$(0.69)	$(1.79)	$(2.17)	$(0.87)	$0.94
Discontinued Operations	2.38	2.64	(6.98)	1.45	2.38
Diluted Earnings (Loss) Per Share	1.69	0.85	(9.15)	0.58	3.32
______________________________

(a)
Net income in 2017 includes $13 million, net of tax, of costs related to legal expenses and litigation (see “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this report), $13 million, net of tax, of Divestiture-related charges, $5 million, net of tax, related to the integration of Corpak (see “Business Acquisition” in Note 6 to the consolidated financial statements in Item 8 of this report), $3 million, net of tax, of restructuring charges (see “Restructuring Activities” in Note 3 to the consolidated financial statements in Item 8 of this report) and a $10 million tax benefit as a result of recent passage of tax reform legislation (see “Income Taxes” in Note 9 to the consolidated financial statements in Item 8 of this report).

(b)
Net income in 2016 includes $14 million, net of tax, of spin-related transition expenses, $13 million, net of tax, of costs related to legal expenses and litigation and $11 million, net of tax, of costs related to our acquisition of Corpak.

(c)
Net loss in 2015 includes a $474 million goodwill impairment charge, $33 million, net of tax, of spin-related transition expenses and $11 million, net of tax, of costs related to legal expenses and litigation partially offset by a $8 million net gain on the disposal of one of our exam glove manufacturing facilities in Thailand.

(d)
Net income in 2014 includes charges of $88 million, net of tax, related to the spin-off, $47 million, net of tax, related to strategic changes to our manufacturing footprint and $8 million, net of tax, of post spin-off transition charges.

	As of December 31,
	2017	2016	2015	2014 (Unaudited)	2013 (Unaudited)
Balance Sheet Data:
Cash	$219.7	$113.7	$129.5	$149.0	$44.1
Property, Plant and Equipment, Net	109.9	109.3	115.9	114.9	100.9
Total Assets	2,195.9	2,071.8	2,000.2	2,517.9	2,484.0
Debt	$580.9	579.0	578.1	626.5	11.9
Stockholders’ Equity	1,215.4	1,102.5	1,055.3	1,491.2	—
Kimberly-Clark’s Net Investment	—	—	—	—	2,098.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Halyard is a medical technology company focused on eliminating pain, speeding recovery and preventing infection for healthcare providers and patients. We are committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. Our Medical Devices business segment develops, manufactures and markets clinically superior solutions around the globe.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, financial condition and prospects and should be read in conjunction with the consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data” in this annual report on Form 10-K. The following will be discussed and analyzed:

•	Divestiture of the Surgical and Infection Prevention (“S&IP”) Business

•	Discontinued Operations

•	Restructuring Activities

•	Results of Operations and Related Information

•	Unaudited Quarterly Data

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	Information Concerning Forward Looking Statements
Divestiture of the S&IP Business
On October 31, 2017, we entered into a Purchase Agreement (“Purchase Agreement”) by and among us and certain of our affiliates and Owens & Minor, Inc. (the “Buyer”). The Purchase Agreement provides for the sale to Buyer, subject to the terms and conditions of the Purchase Agreement, of substantially all of our S&IP business, as well as our name “Halyard Health” (and all variations of our name and related intellectual property rights) and our IT system (the “Divestiture”). The total price payable by the Buyer for the Divestiture is $710 million in cash, subject to certain adjustments as provided in the Purchase Agreement based on the cash, indebtedness and net working capital transferred to the Buyer and its affiliates at the closing. We expect the transaction to close early in the second quarter of 2018.
As a focused Medical Devices business, Halyard will be operating in attractive end-markets. We will deploy a dual-track growth strategy focused on product development and M&A while right-sizing the cost structure of our operations to create a scalable and cost efficient infrastructure. We have initiated a multi-year phased restructuring to reduce dis-synergies and corporate costs. See “Restructuring Activities” below for further discussion.
On or about the closing date, we will enter into certain commercial agreements, including a transition services agreement with the Buyer pursuant to which we and the Buyer, and each company’s respective affiliates, will provide to each other various transitional services. The services will generally commence on the closing date of the Divestiture and terminate no later than two years thereafter.
For the year ended December 31, 2017, we have incurred $20 million of costs related to the Divestiture, consisting primarily of professional fees for legal, due diligence, consulting, tax and accounting services and is included in “Selling and general expenses” in the consolidated income statement in Item 8 of this report.
Discontinued Operations
As a result of the pending Divestiture, the results of operations from our S&IP business are reported as “Income (Loss) from discontinued operations, net of tax” and the related assets and liabilities are classified as “held for sale” in the consolidated financial statements in Item 8 of this report. See “Discontinued Operations” in Note 2 to the consolidated financial statements in Item 8 of this report.

Net sales from discontinued operations were $1,013 million for the year ended December 31, 2017, compared to $1,026 million in 2016 and $1,065 million in 2015. Favorable volume and currency effects were offset by pricing pressure, resulting in a decrease in net sales in 2017. Price loss along with lower sales of rolled non-woven material were the primary drivers of the decline in net sales between 2015 and 2016.
Restructuring Activities
In December 2017, in conjunction with the Divestiture, we initiated the initial phase of a multi-year restructuring plan (the “Plan”). The initial phase of the Plan is intended to align our organizational and management structure with the our remaining Medical Devices business.
We expect to incur between $8 million and $10 million of pre-tax costs, of which $6 million to $7 million will be for employee severance and benefits and the remainder for third-party services and other related costs. These are mainly cash costs that will be incurred as we execute the Plan, which we expect to substantially complete by the end of 2019. We expect savings between $11 million and $13 million on an annualized basis once the initial phase of the Plan is completed.
We have incurred $5 million of costs, primarily for employee severance and benefits. These costs are included in “Cost of products sold” and “Selling and general” expenses in the consolidated income statement for the year ended December 31, 2017. For the year ended December 31, 2017, no severance and benefits payments have been made and the remaining liability in “Accrued expenses” for employee severance and benefits was $5 million in the accompanying consolidated balance sheet as of December 31, 2017.
Results of Operations and Related Information
Costs Included in Continuing Operations
The results of operations described below excludes the S&IP business, which is reported in “Income (Loss) from Discontinued Operations, net of tax” in the consolidated income statement for all periods presented. In accordance with accounting principles generally accepted in the United States (“GAAP”), only costs specifically identifiable and attributable to a business to be disposed may be allocated to discontinued operations. Accordingly, certain costs that were historically presented as a component of the S&IP business were included in continuing operations. These costs, on a pre-tax basis, were $116 million in the year ended December 31, 2017, $114 million in 2016 and $133 million in 2015.
Other items impacting operating results include:
Restructuring costs: As previously described under “Restructuring Activities,” we have incurred $5 million of costs related to the Plan for the year ended December 31, 2017.
Acquisition-related costs: Acquisition, integration and restructuring expenses related to our acquisition of Medsystems Holdings, Inc. (“Corpak”) were $8 million in the year ended December 31, 2017 and $18 million in 2016. See “Business Acquisition” in Note 6 to the consolidated financial statements in Item 8 of this report.
Spin-related costs: Spin-related activities were not material in 2017, but resulted in $14 million of costs primarily for rebranding activities in the year ended December 31, 2016 and $46 million in 2015.
Litigation and legal: We incurred $21 million, $20 million and $17 million of expenses for certain litigation matters in the years ended December 31, 2017, 2016 and 2015, respectively. See “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this report.

Our net sales and operating profit (loss) is summarized in the following tables for the years ended December 31, 2017, 2016 and 2015 (in millions):
Net Sales

	Year Ended December 31,
	2017	2016	Change	2015	Change
Net sales	$611.6	$566.2	8.0%	$509.0	11.2%

	Total	Volume(c)	Pricing/Mix	Currency
Net Sales - percentage change 2017 vs. 2016	8%	8%	—%	—%
Net Sales - percentage change 2016 vs. 2015	11%	11%	—%	—%
______________________________

(a)	Volume includes incremental sales of Corpak products.

Operating Profit (Loss)

	Year Ended December 31,
	2017	2016	Change	2015	Change
Medical Devices operating profit(a)	$155.2	$123.8	25.4%	$107.8	14.8%
Corporate and other costs(b)(c)(d)	(178.2)	(211.2)	N.M.	(227.3)	N.M.
Other income and (expense), net(e)	(20.1)	(19.7)	N.M.	(16.2)	N.M.
Operating loss	$(43.1)	$(107.1)	N.M.	$(135.7)	N.M.
_______________________________________________

(a)	In the years ended December 31, 2017 and 2016, and 2015, we recorded $21 million, $21 million and $25 million, respectively, of intangibles amortization expense.

(b)
For the year ended December 31, 2017, Corporate and other costs included $116 million, respectively, of costs historically presented as a component of the S&IP business, $55 million of general expenses, $5 million of restructuring costs and $8 million of acquisition-related charges partially offset by a $6 million benefit related to realignment of internal policies for our post-divestiture business.

(c)
For the year ended December 31, 2016, Corporate and other costs included $114 million of costs historically presented as a component of the S&IP business, $66 million of general expenses, $14 million of post spin-related costs $18 million, respectively, of acquisition-related charges.

(d)
For the year ended December 31, 2015, Corporate and other costs included $133 million of costs historically presented as a component of the S&IP business, $49 million of general expenses and $46 million of post spin-related expenses.

(e)	Other expense, net is primarily costs related to litigation and legal matters.
N.M. - not meaningful
Results of Operations - 2017 Compared to 2016
Net sales increased by 8% to $612 million, driven by a 5% growth in volume across all product categories, with Corpak adding an additional 3% of volume. There is growing demand for our non-opioid pain products, On-Q for surgical pain and our Coolief interventional pain therapy. Other factors in improved volume include growth in our Corpak products and the conversion of a GPO contract for oral care products. Volume growth was also the primary driver in Medical Devices operating profit, along with lower selling and general expenses driven by synergies from our Corpak integration, resulting in a 25% increase compared to Medical Devices operating profit in 2016.
Results of Operations - 2016 Compared to 2015
Net sales increased 11% to $566 million for the year ended December 31, 2016 compared to 2015. The acquisition of Corpak provided $36 million, or 7% of the increase, and the remaining 4% is the result of improved sales volume across all product categories. Improved profitability in our Medical Devices business in 2016 compared to 2015 was likewise driven by incremental net sales provided by the Corpak acquisition and volume gains, but was partially offset by higher research and development spending and higher selling expenses.

Net Sales by Geographic Region
The factors causing volume growth were consistent throughout our geographic regions. Net sales by region is presented in the table below (in millions):

	Year Ended December 31,
(in millions)	2017	2016	Change	2015	Change
North America	$473.4	$436.1	8.6%	$395.0	10.4%
EMEA	84.0	78.4	7.1	69.4	13.0
Asia Pacific and Latin America	54.2	51.7	4.8	44.6	15.9
Total Net Sales	$611.6	$566.2	8.0%	$509.0	11.2%
Interest Expense
Interest expense was $32 million in the year ended December 31, 2017 and $33 million in each of the years ended December 31, 2016 and 2015, respectively. Interest expense consists of interest accrued and amortization of debt discount and issuance costs on our senior secured term loan and our senior unsecured notes. See “Debt” in Note 8 to the consolidated financial statements in Item 8 of this report for further discussion of our indebtedness.
Provision for Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $10 million as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $16 million of benefit. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $7 million based on cumulative foreign earnings of $101 million. We also recorded a $1 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax.
Our overall effective tax rate was a 56% benefit for the year ended December 31, 2017 compared to a benefit of 40% in each of the years ended December 31, 2016 and 2015, respectively. The primary driver in the change in our effective tax rate is the benefit from the Act, as discussed above. See “Income Taxes” in Note 9 to the consolidated financial statements in Item 8 of this report for further details regarding our income taxes.

Unaudited Quarterly Data

	2017				2016
(in millions, except per-share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net Sales	$166.3	$150.5	$149.1	$145.7	$153.5	$145.1	$141.2	$126.4
Gross Profit	89.9	81.0	84.5	81.5	78.0	75.3	73.7	70.2
Operating (Loss) Profit (a)(b)	(3.0)	(10.4)	(12.1)	(17.6)	(30.4)	(24.4)	(33.0)	(19.3)
Net Income (Loss) from continuing operations	4.4	(10.2)	(11.4)	(14.9)	(21.9)	(19.6)	(25.5)	(16.3)
Income from Discontinued Operations, net of tax	28.4	26.8	28.5	27.7	31.9	28.7	32.0	30.5
Net income	$32.8	$16.6	$17.1	$12.8	$10.0	$9.1	$6.5	$14.2

Basic Earnings (Loss) Per Share:
Continuing operations	$0.09	$(0.22)	$(0.24)	$(0.32)	$(0.47)	$(0.42)	$(0.55)	$(0.35)
Discontinued operations	0.61	0.57	0.61	0.59	0.68	0.61	0.69	0.65
Net income	0.70	0.35	0.37	0.27	0.21	0.19	0.14	0.30

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.09	$(0.22)	$(0.24)	$(0.32)	$(0.47)	$(0.42)	$(0.55)	$(0.35)
Discontinued operations	0.60	0.57	0.61	0.59	0.68	0.61	0.69	0.65
Net income	0.69	0.35	0.37	0.27	0.21	0.19	0.14	0.30
______________________________

(a)
Operating profit in 2017 includes $116 million of costs historically presented as a component of the S&IP business (see “Discontinued Operations” in Note 2 to the consolidated financial statements in Item 8 of this report), $21 million of expenses related to legal matters (see “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this report), $8 million of acquisition-related expenses (see “Business Acquisition” in Note 6 to the consolidated financial statements in Item 8 of this report) and $5 million of restructuring charges (see “Restructuring” in Note 3 to the consolidated financial statements in Item 8 of this report),

(b)
Operating profit in 2016 includes $114 million of costs historically presented as a component of the S&IP business, $20 million of expenses related to legal matters, $18 million of acquisition-related expenses and $14 million of post spin-related expenses.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available under our revolving credit facility. Cash provided by operations has been and is expected to remain a primary source of funds. Cash provided by operations has historically generated sufficient cash to fund our investments in working capital and capital expenditures. As of December 31, 2017, $106 million of our $220 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and currently do not have plans to repatriate such earnings. See further discussion below in “Critical Accounting Policies and Use of Estimates” under “Income Taxes.” We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future. We believe that our ability to generate cash from domestic and international operations and the borrowing capacity under our available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
As described earlier under “Divestiture of the S&IP Business”, we expect to close the Divestiture in the second quarter of 2018 and receive approximately $600 million of net proceeds from the sale which will be used to preserve our debt capacity and reinvest into the business through acquisition and organic growth.
Cash and equivalents increased by $106 million to $220 million as of December 31, 2017 compared to $114 million last year. The increase was driven by $144 million of cash flow from operations, $3 million from favorable currency exchange rates and $2 million from financing activities partially offset by $43 million of capital expenditures.
Cash and equivalents decreased by $16 million to $114 million as of December 31, 2016 compared to $130 million as of December 31, 2015. The decrease was driven by $175 million used in our acquisition of Corpak and $29 million of capital expenditures partially offset by $189 million of cash provided by operating activities.
Cash and equivalents decreased by $19 million to $130 million as of December 31, 2015 compared to $149 million as of December 31, 2014. The decrease was driven primarily by $51 million of debt repayments and $70 million of capital expenditures partially offset by $98 million of cash provided by operating activities.
Operating Activities
Operating activities provided $144 million in the year ended December 31, 2017 compared to $189 million last year. Changes in operating assets and liabilities used $4 million in 2017, driven by a build-up of inventories in anticipation of integrating the production from our Buffalo Grove facility into our other existing facilities and an increase in accounts receivable due to higher net sales. Changes in operating assets and liabilities improved in 2016, particularly inventories and accrued expenses, resulting in a $92 million benefit to operating cash flow.
Operating activities provided $189 million in the year ended December 31, 2016 compared to $98 million in 2015 primarily due to improvements in operating assets and liabilities.
Investing Activities
Investing activities consisted of $43 million of capital expenditures in the year ended December 31, 2017, compared to $201 million used in investing activities last year, which consisted of $175 million used to acquire Corpak and $29 million of capital expenditures partially offset by $3 million of proceeds from property disposals.
Investing activities used $63 million in the year ended December 31, 2015, driven by $70 million of capital expenditures partially offset by $8 million of proceeds from property disposals.
Financing Activities
Financing activities provided $2 million in the year ended December 31, 2017, consisting of $5 million cash received from the exercise of stock options partially offset by $3 million used to acquire treasury stock.
During 2016, we borrowed and repaid $72 million from our revolving credit facility and paid $1 million of debt issuance costs in conjunction with an amendment to our senior secured term loan facility (see discussion under “Long Term Debt” below).
In 2015, financing activities used $51 million, consisting primarily of debt repayments.

Long-Term Debt
As of December 31, 2017, total debt was $581 million, consisting of (i) $334 million, net of unamortized discount, on our senior secured term loan and (ii) $247 million, net of unamortized discount, on our senior unsecured notes.
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
The credit agreement contains an excess cash flow provision that requires a mandatory principal prepayment of our Term Loan Facility if we generate cash in excess of a defined measure of cash flow. Accordingly, we are required to prepay $40 million under this prepayment requirement as we generated Excess Cash in the year ended December 31, 2017. This prepayment is classified as “Current portion of long-term debt” in the consolidated balance sheet in Item 8 of this report and will be paid in the first quarter of 2018.
Funds under our Revolving Credit Facility are available for acquisitions, working capital or other requirements. To the extent we remain in compliance with certain financial covenants in our credit agreement, funds under the revolving credit facility are available for our working capital and other liquidity requirements. As of December 31, 2017, we had no borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility.
We also have $250 million of senior unsecured notes that mature on October 15, 2022, bearing interest at a fixed interest rate of 6.25% per annum with interest payable semi-annually in arrears on April 15 and October 15 of each year.
For further information regarding our debt arrangements, see “Debt” in Note 8 to the consolidated financial statements in Item 8 of this report.
Obligations
The following table presents our total contractual obligations, including obligations related to discontinued operations (see “Discontinued Operations” in Note 2 to the consolidated financial statements in Item 8 of this report) for which cash flows are fixed or determinable as of December 31, 2017 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt	$589.0	$39.8	$—	$549.2	$—
Interest payments on long-term debt	132.2	29.7	59.5	43.0	—
Operating leases	103.2	18.0	26.8	19.2	39.2
Open purchase orders(a)	294.8	265.8	28.6	0.4	—
Pension obligations	7.0	0.3	1.1	1.0	4.6
Other commitments(b)	70.1	16.2	25.7	14.2	14.0
Total contractual obligations	$1,196.3	$369.8	$141.7	$627.0	$57.8
______________________________

(a)
The open purchase orders displayed in the table represent amounts that we anticipate will become payable within the next year for goods and services that we have negotiated for delivery. The table does not include payments that are discretionary or for which timing is uncertain.

(b)
Other commitments consists primarily of lease executory costs for insurance, maintenance and taxes on leased properties of $20 million, take or pay contracts of $47 million and uncertain tax positions of $3 million. See “Income Taxes” in Note 9 to the consolidated financial statements in Item 8 of this report.

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
Use of Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Estimates are used in accounting for, among other things, certain amounts included in discontinued operations, certain amounts included in assets and liabilities held for sale, distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, loss contingencies, and deferred tax assets and potential income tax assessments. Actual results could differ from these estimates, and the effect of the change could be material to our financial statements. Changes in these estimates are recorded when known.
Revenue Recognition and Accounts Receivable
Sales revenue is recognized at the time of product shipment or delivery, depending on when title passes, to unaffiliated customers, and when all of the following have occurred: evidence of a sales arrangement is in place, pricing is fixed or determinable, and collection is reasonably assured. Sales are reported net of returns, rebates and freight allowed. Distributor rebates are estimated based on the historical cost difference between list prices and average end-user contract prices and the quantity of products expected to be sold to specific end users. We maintain liabilities at the end of each period for the estimated rebate costs incurred but unpaid for these programs. Differences between estimated and actual rebate costs are normally not material and are recognized in earnings in the period such differences are determined. Rebate accruals were $64 million and $56 million as of December 31, 2017 and 2016, respectively. Taxes imposed by governmental authorities on our revenue-producing activities with customers, such as sales taxes and value-added taxes, are excluded from net sales.
Goodwill and Other Intangible Assets
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. We completed the required annual goodwill impairment test as of July 1, 2017, and the fair value was substantially in excess of net asset carrying value. See “Goodwill” in Note 4 to the consolidated financial statements in Item 8 of this report for further discussion.
The evaluation of goodwill involves comparing the current fair value of a reporting unit to its carrying value, including goodwill. We used a combination of income and market approaches to estimate the current fair value. The fair value determination utilized key assumptions regarding the growth of the business, each of which required management judgment, including estimated future sales volumes, selling prices and costs, changes in working capital and investments in property and equipment. These assumptions and estimates were based upon our historical experience and projections of future activity. In addition, the selection of the discount rate used to determine fair value was based upon a market participant’s view considering current market rates and our current cost of financing. There can be no assurance that the assumptions and estimates made for purposes of the annual goodwill impairment test will prove to be accurate. Volatility in the equity and debt markets, or increases in interest rates, could result in a higher discount rate. Changes in sales volumes, selling prices and costs of goods sold and increases in interest rates could cause changes in our forecasted cash flows. Unfavorable changes in any of the factors described above could result in a goodwill impairment charge in the future.
As of December 31, 2017, we had intangible assets with finite useful lives with a gross carrying amount of $422 million and a net carrying amount of $143 million. These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred. If the carrying amount of an intangible asset is not recoverable based on estimated future undiscounted cash flows, an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its fair value (based on discounted future cash flows). Judgment is used in assessing whether the carrying amount of intangible assets is not expected to be recoverable over their estimated remaining useful lives. The factors considered are similar to those outlined in the goodwill impairment discussion above.

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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result have recorded $10 million as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $16 million of benefit. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $7 million based on cumulative foreign earnings of $101 million. We also recorded a $1 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $16 million of the deferred tax benefit recorded in connection with the re-measurement of certain deferred tax assets and liabilities, the $7 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings and the $1 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax are provisional amounts and reasonable estimates at December 31, 2017. The impact of the Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations we have made, guidance that may be issued and actions we may take as a result of the Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. We have not accounted for the tax impacts related to the Global Intangible Low Tax Income, Base Erosion Anti Abuse Tax or Foreign Derived Intangible Income regimes or any of the other provisions of the tax legislation that are not effective until fiscal year 2018. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

At December 31, 2017, prior to the calculation of the transition tax on the mandatory deemed repatriation, U.S. income taxes and foreign withholding taxes had not been provided on $151 million of current and prior year undistributed earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities or if we were to sell our stock in the subsidiaries.
While the provisional transition tax of approximately $7 million resulted in the reduction of the excess amount of financial reporting over the tax basis in our foreign subsidiaries, we have not completed our analysis of the Act’s impact as an actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. We have not completed our analysis of our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation. Therefore, we have not made a provisional estimate of the deferred taxes attributable to repatriation. We will record the tax effects of any change in our prior assertion with respect to these investments, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable, in the period that we are first able to make a reasonable estimate, no later than December 2018. While we otherwise intend to maintain the indefinite reinvestment exception, we have provided for a deferred tax asset of $5 million representing our tax basis over book basis in certain investments in connection with the proposed divestiture of our S&IP business.
Legal Matters
A description of legal matters can be seen in Item 3. Legal Proceedings.
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
Interest Rate Risk
Our Senior Secured Term Loan with a remaining face value of $339 million is subject to a variable interest rate based on LIBOR, subject to a floor of 0.75%. As of December 31, 2017, a one percentage point increase in LIBOR would result in $3 million of incremental interest expense.
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
As of December 31, 2017, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have an effect of $3 million to our consolidated financial position, results of operations or cash flows. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2017 rates and the assumed rates.
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
As of December 31, 2017, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders’ equity by approximately $28 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2017 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Commodity Price Risk
We are subject to commodity price risk for certain raw materials used in the manufacture of our products. As previously discussed under “Risk Factors,” increases in commodities prices could adversely affect our earnings if selling prices are not adjusted or if such adjustments significantly trail the increases in commodities prices.
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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net Sales	$611.6	$566.2	$509.0
Cost of products sold	274.7	269.0	251.2
Gross Profit	336.9	297.2	257.8
Research and development	38.2	38.4	27.6
Selling and general expenses	321.7	346.2	349.7
Other expense, net	20.1	19.7	16.2
Operating Loss	(43.1)	(107.1)	(135.7)
Interest income	2.5	0.6	0.3
Interest expense	(31.6)	(32.7)	(33.1)
Loss Before Income Taxes	(72.2)	(139.2)	(168.5)
Income tax benefit	40.1	55.9	67.3
Loss from Continuing Operations	(32.1)	(83.3)	(101.2)
Income (loss) from discontinued operations, net of tax	111.4	123.1	(325.1)
Net Income (Loss)	$79.3	$39.8	$(426.3)

Earnings (Loss) Per Share
Basic:
Continuing operations	$(0.69)	$(1.79)	$(2.17)
Discontinued operations	2.38	2.64	(6.98)
Basic Earnings (Loss) Per Share	$1.69	$0.85	$(9.15)

Diluted:
Continuing operations	$(0.69)	$(1.79)	$(2.17)
Discontinued operations	2.38	2.64	(6.98)
Diluted Earnings (Loss) Per Share	$1.69	$0.85	$(9.15)

See Notes to the Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2017	2016	2015
Net Income (Loss)	$79.3	$39.8	$(426.3)
Other Comprehensive Income (Loss), Net of Tax
Defined benefit plans	0.5	0.6	(1.3)
Unrealized currency translation adjustments	17.1	(8.3)	(22.1)
Cash flow hedges	1.2	0.8	(.7)
Total Other Comprehensive Income (Loss), Net of Tax	18.8	(6.9)	(24.1)
Comprehensive Income (Loss)	$98.1	$32.9	$(450.4)

See Notes to the Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	Year Ended December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$219.7	$113.7
Accounts receivable, net of allowances	203.0	188.5
Inventories	91.1	80.7
Prepaid and other current assets	14.4	16.6
Assets held for sale	632.5	194.0
Total Current Assets	1,160.7	593.5
Property, Plant and Equipment, net	109.9	109.3
Goodwill	764.7	762.3
Other Intangible Assets, net	148.9	168.2
Deferred Tax Assets	7.6	8.6
Other Assets	4.1	3.0
Assets held for sale	—	426.9
TOTAL ASSETS	$2,195.9	$2,071.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$39.8	$—
Trade accounts payable	171.2	160.6
Accrued expenses	144.9	138.4
Liabilities held for sale	33.9	25.4
Total Current Liabilities	389.8	324.4
Long-Term Debt	541.1	579.0
Deferred Tax Liabilities	17.8	35.4
Other Long-Term Liabilities	31.8	23.8
Liabilities held for sale	—	6.7
Total Liabilities	980.5	969.3

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,920,076 outstanding at December 31, 2017 and 46,681,798 outstanding at December 31, 2016	0.5	0.5
Additional paid-in capital	1,550.5	1,533.2
Accumulated deficit	(299.9)	(379.2)
Treasury stock	(4.4)	(1.9)
Accumulated other comprehensive loss	(31.3)	(50.1)
Total Stockholders’ Equity	1,215.4	1,102.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,195.9	$2,071.8
See Notes to the Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, shares in thousands)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2014	46,536	$0.5	$1,502.5	$7.3	—	$—	$(19.1)	$1,491.2
Net loss	—	—	—	(426.3)	—	—	—	(426.3)
Issuance of common stock upon the exercise or redemption of share-based awards	79	—	1.4	—	—	—	—	1.4
Stock-based compensation expense	—	—	14.1	—	—	—	—	14.1
Purchases of treasury stock	—	—	—	—	21	(1.0)	—	(1.0)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(24.1)	(24.1)
Balance at December 31, 2015	46,615	0.5	1,518.0	(419.0)	21	(1.0)	(43.2)	1,055.3
Net income	—	—	—	39.8	—	—	—	39.8
Issuance of common stock upon the exercise or redemption of share-based awards	67	—	0.4	—	—	—	—	0.4
Stock-based compensation expense	—	—	14.8	—	—	—	—	14.8
Purchases of treasury stock	—	—	—	—	32	(0.9)	—	(0.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6.9)	(6.9)
Balance at December 31, 2016	46,682	0.5	1,533.2	(379.2)	53	(1.9)	(50.1)	1,102.5
Net income	—	—	—	79.3	—	—	—	79.3
Issuance of common stock upon the exercise or redemption of share-based awards	238	—	4.7	—	—	—	—	4.7
Stock-based compensation expense	—	—	12.6	—	—	—	—	12.6
Purchases of treasury stock	—	—	—	—	63	(2.5)	—	(2.5)
Other comprehensive income, net of tax	—	—	—	—	—	—	18.8	18.8
Balance at December 31, 2017	46,920	$0.5	$1,550.5	$(299.9)	116	$(4.4)	$(31.3)	$1,215.4

See Notes to the Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(in millions)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income (loss)	$79.3	$39.8	$(426.3)
Depreciation and amortization	59.5	65.2	65.4
Stock-based compensation	12.6	14.8	14.1
Goodwill impairment	—	—	474.0
Net losses (gains) on asset dispositions	3.3	3.7	(6.7)
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(15.3)	8.4	9.0
Inventories, net of allowance	(16.8)	41.0	(20.2)
Prepaid expenses and other assets	(2.3)	1.7	(6.0)
Accounts payable	18.8	6.5	14.7
Accrued expenses	11.3	34.0	(14.5)
Deferred income taxes and other	(6.2)	(26.3)	(5.9)
Cash Provided by Operating Activities	144.2	188.8	97.6
Investing Activities
Capital expenditures	(43.2)	(29.1)	(70.4)
Acquisition of business, net of cash acquired	—	(175.0)	—
Proceeds from dispositions of property	0.1	3.2	7.8
Cash Used in Investing Activities	(43.1)	(200.9)	(62.6)
Financing Activities
Line of credit facility proceeds	—	72.0	—
Line of credit facility repayments	—	(72.0)	—
Debt issuance costs	—	(0.9)	—
Debt repayments	—	—	(51.0)
Purchase of treasury stock	(2.5)	(0.9)	(1.0)
Proceeds from the exercise of stock options and other	4.7	0.4	1.4
Cash Provided by (Used in) Financing Activities	2.2	(1.4)	(50.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.7	(2.3)	(3.9)
Increase (Decrease) in Cash and Cash Equivalents	106.0	(15.8)	(19.5)
Cash and Cash Equivalents - Beginning of Year	113.7	129.5	149.0
Cash and Cash Equivalents - End of Year	$219.7	$113.7	$129.5

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$21.4	$29.1	$43.3
Cash paid for interest	$28.7	$29.9	$32.6
Supplemental Noncash Disclosure
Capital expenditures included in accounts payable or accrued expenses	$4.5	$5.8	$5.6

See Notes to the Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Accounting Policies
Background and Basis of Presentation
Halyard Health, Inc. is a medical technology company focused on eliminating pain, speeding recovery and preventing infection for healthcare providers and patients. We are committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. We operate through our Medical Devices business segment. References to “Halyard,” “Company,” “we,” “our” and “us” refer to Halyard Health, Inc. and its consolidated subsidiaries.
Principles of Consolidation
The consolidated financial statements include our net assets, results of our operations and cash flows. All intercompany transactions and accounts within our consolidated businesses have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Use of Estimates
Preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Estimates are used in accounting for, among other things, distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, loss contingencies, and deferred tax assets and potential income tax assessments. Actual results could differ from these estimates, and the effect of the change could be material to our financial statements. Changes in these estimates are recorded when known.
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

Goodwill and Other Intangible Assets
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. The evaluation of goodwill involves comparing the current fair value of a reporting unit to its carrying value, including goodwill. We used a combination of income and market approaches to estimate current fair value. The fair value determination utilized key assumptions regarding the growth of the business, each of which required management judgment, including estimated future sales volumes, selling prices and costs, changes in working capital and investments in property and equipment. These assumptions and estimates were based upon our historical experience and projections of future activity. In addition, the selection of the discount rate used to determine fair value was based upon a market participant’s view considering current market rates and our current cost of financing. There can be no assurance that the assumptions and estimates made for purposes of the annual goodwill impairment test will prove to be accurate. Volatility in the equity and debt markets, or increases in interest rates, could result in a higher discount rate. Changes in sales volumes, selling prices and costs of goods sold and increases in interest rates could cause changes in our forecasted cash flows. Unfavorable changes in any of the factors described above could result in a goodwill impairment charge in the future. We completed the required annual goodwill impairment test as of July 1, 2017, and the fair value was substantially in excess of net asset carrying value.
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
Net sales to one customer accounted for 10%, 9% and 9%, respectively, of net sales in 2017, 2016 and 2015. No other customer accounted for more than 10% of net sales in any of the periods presented herein. As of each year ended December 31, 2017 and 2016, we had one customer who individually accounted for more than 10% of our consolidated accounts receivable balance. The allowances for doubtful accounts, sales discounts and returns were $2 million as of each year ended December 31, 2017 and 2016, respectively. The provision for doubtful accounts was not material for the years ended December 31, 2017, 2016 and 2015.
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
Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors’ Compensation Plan that provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants. Stock-based compensation is initially measured at the fair value of the awards on the grant date and is recognized in the financial statements over the period the employees are required to provide services in exchange for the awards. The fair value of option awards is measured on the grant date using a Black-Scholes option-pricing model. The fair value of time-based and some performance-based restricted share awards is based on the Halyard stock price at the grant date and the assessed probability of meeting future performance targets. For performance-based restricted share units for which vesting is conditioned upon achieving a measure of total shareholder return, fair value is measured using a Monte Carlo simulation. Generally, new shares are issued to satisfy vested restricted stock units and exercises of stock options. See Note 12, “Stock-Based Compensation.”
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result have recorded $10 million as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $16 million of benefit. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $7 million based on cumulative foreign earnings of $101 million. We also recorded a $1 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $16 million of the deferred tax benefit recorded in connection with the re-measurement of certain deferred tax assets and liabilities, the $7 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings and the $1 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax are provisional amounts and reasonable estimates at December 31, 2017. The impact of the Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations we have made, guidance that may be issued and actions we may take as a result of the Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. We have not accounted for the tax impacts related to the Global Intangible Low Tax Income, Base Erosion Anti Abuse Tax or Foreign Derived Intangible Income regimes or any of the other provisions of the tax legislation that are not effective until fiscal year 2018. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
At December 31, 2017, prior to the calculation of the transition tax on the mandatory deemed repatriation, U.S. income taxes and foreign withholding taxes had not been provided on $151 million of current and prior year undistributed earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities or if we were to sell our stock in the subsidiaries.
While the provisional transition tax of approximately $7 million resulted in the reduction of the excess amount of financial reporting over the tax basis in our foreign subsidiaries, we have not completed our analysis of the Act’s impact as an actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. We have not completed our analysis of our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation. Therefore, we have not made a provisional estimate of the deferred taxes attributable to repatriation. We will record the tax effects of any change in our prior assertion with respect to these investments, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable, in the period that we are first able to make a reasonable estimate, no later than December 2018. While we otherwise intend to maintain the indefinite reinvestment exception, we have provided for a deferred tax asset of $5 million representing our tax basis over book basis in our investment in certain investments in connection with the proposed divestiture of our S&IP business.
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
Effective July 1, 2017, we adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, that replaced the two-step goodwill impairment test with a simplified one-step process. This ASU provides that goodwill impairment will be measured as the excess of the reporting unit’s carrying value over its fair value and abandons the second step that requires the measurement of goodwill impairment by comparing the implied value of a reporting unit’s goodwill to the goodwill’s carrying amount. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which, along with subsequent amendments, provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most existing revenue recognition guidance. ASU 2014-09 provides for a principles-based, five-step approach to measure and recognize revenue from contracts with customers. ASU 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption for periods beginning after December 15, 2016 is permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new ASU with restatement of prior years and one requiring prospective application of the new ASU with disclosure of results under old standards. Based on the results of our review, we do not expect adoption of this ASU will have a material effect on our financial position, results of operations or cash flows. We will apply this ASU using the modified retrospective method.
Note 2.    Discontinued Operations
On October 31, 2017, we entered into a Purchase Agreement (“Purchase Agreement”) by and among us and certain of our affiliates and Owens & Minor, Inc., (“Buyer”). The Purchase Agreement provides for the sale to Buyer, subject to the terms and conditions of the Purchase Agreement, of substantially all of our S&IP business, as well as our name “Halyard Health” (and all variations of our name and related intellectual property rights) and our IT system (the “Divestiture”). The total purchase price payable by the Buyer for the Divestiture is $710 million in cash, subject to certain adjustments as provided in the Purchase Agreement based on cash, indebtedness and net working capital transferred to the Buyer and its affiliates at the closing. We expect the transaction to close in the second quarter of 2018. The Divestiture is intended to accelerate our transformation into a pure-play medical devices business.
On or about the closing date, we will enter into certain commercial agreements, including a transition services agreement with the Buyer, pursuant to which we and the Buyer, and each company’s respective affiliates will provide to each other various transitional services, including an arrangement whereby we will remain a limited risk distributor for S&IP products on the Buyer’s behalf for sales outside of the United States and Canada. The services will generally commence on the closing date of the Divestiture and terminate no later than two years thereafter.
As a result of the Divestiture, the results of operations from our S&IP business are reported in the accompanying consolidated income statements as “Income (Loss) from discontinued operations” for the years ended December 31, 2017, 2016 and 2015, and the related assets and liabilities are classified as held-for-sale as of December 31, 2017 and 2016 in the accompanying balance sheet. The remaining business is managed with one operating segment, the Medical Devices business.
The following table summarizes the financial results of our discontinued operations for all periods presented herein (in millions):

	Year Ended December 31,
	2017	2016	2015
Net Sales	$1,012.7	$1,026.1	$1,065.4
Cost of products sold	762.5	765.4	791.6
Research and development	2.9	2.7	4.7
Selling, general and other expenses	82.8	64.9	48.8
Goodwill impairment	—	—	474.0
Other (income) expense, net	(1.6)	(1.4)	(11.7)
Income (Loss) from discontinued operations before income taxes	166.1	194.5	(242.0)
Tax (provision) benefit from discontinued operations	(54.7)	(71.4)	(83.1)
Income (Loss) from Discontinued Operations, net	$111.4	$123.1	$(325.1)
In accordance with accounting principles generally accepted in the United States (“GAAP”), only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, certain expenses that were historically presented as a component of the S&IP were kept in continuing operations. These expenses, on a pre-tax basis, were $116 million in the year ended December 31, 2017, $114 million in 2016 and $133 million in 2015.
Details on assets and liabilities classified as held for sale in the accompanying consolidated balance sheets are presented in the following table (in millions):

	As of December 31,
	2017	2016
Assets held for sale - discontinued operations
Accounts receivable, net of allowances	$1.5	$1.6
Inventories	198.3	191.8
Prepaid and other current assets	2.3	0.6
Current assets held for sale - discontinued operations	202.1	194.0
Property, plant and equipment, net	150.8	151.5
Goodwill	267.3	266.7
Other intangible assets, net	0.9	1.6
Non-current deferred tax assets	7.1	6.5
Other assets	0.4	0.6
Total assets held for sale - discontinued operations	628.6	620.9
Other assets classified as held for sale	3.9	—
Total assets classified as held for sale	632.5	620.9
Liabilities held for sale - discontinued operations
Accounts payable	$15.5	$12.5
Accrued expenses	11.2	12.9
Current liabilities held for sale - discontinued operations	26.7	25.4
Deferred tax liabilities	0.3	0.4
Other long-term liabilities	6.9	6.3
Total liabilities held for sale - discontinued operations	$33.9	$32.1
Assets and liabilities held for sale as of December 31, 2017 are classified as current since we expect the Divestiture to be completed within one year. In the prior year, the assets and liabilities held for sale are classified separately as current or noncurrent because the noncurrent assets and liabilities do not meet the criteria for current classification as of December 31, 2016. Other assets and liabilities held for sale that are not related to discontinued operations relates primarily to our IT system.
The following table provides operating and investing cash flow information for our discontinued operations (in millions):

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Depreciation and amortization	$20.0	$23.9	$23.2
Stock-based compensation expense	0.5	0.6	0.5
Investing Activities:
Capital expenditures	1.6	1.3	1.6
Note 3.    Restructuring
In December 2017, in conjunction with the Divestiture (see Note 2, “Discontinued Operations”), we initiated the initial phase of a multi-year restructuring plan (the “Plan”). The initial phase of the Plan is intended to align our organizational and management structure with our remaining Medical Devices business.
We expect to incur between $8 million and $10 million of pre-tax costs, of which $6 million to $7 million is for employee severance and benefits and the remainder for third-party services and other related costs. These are cash costs that will be incurred as we execute the Plan, which we expect to substantially complete by the end of 2019.

We have incurred $5 million of costs, primarily for employee severance and benefits. These costs are included in “Cost of products sold” and “Selling and general” expenses in the accompanying consolidated income statement for the year ended December 31, 2017. For the year ended December 31, 2017, no severance and benefits payments have been made and the remaining liability in “Accrued expenses” and “Other long-term liabilities” for employee severance and benefits was $5 million in the accompanying consolidated balance sheet as of December 31, 2017.
Note 4.     Goodwill
We test goodwill for impairment annually (as of July 1) or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying amount. The fair value of our reporting unit was estimated using a combination of income (discounted cash flow analysis) and market approaches. Both approaches are dependent upon several assumptions regarding future periods, including assumptions with respect to future sales growth, commodity costs and a terminal growth rate. A weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present values. The WACC was based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to our company. The market approach estimated the fair value of our business based on comparable publicly-traded companies in our industry. We completed the required annual goodwill impairment test as of July 1, 2017, and the fair value was substantially in excess of net asset carrying value.
The changes in the carrying amount of goodwill are as follows (in millions):

Balance at December 31, 2015	$678.4
Goodwill acquired(a)	84.1
Currency translation adjustment	(0.2)
Balance at December 31, 2016	762.3
Currency translation adjustment	2.4
Balance at December 31, 2017	$764.7
_____________________________________________

(a)	We acquired $84 million of goodwill in conjunction with our acquisition of Corpak (see Note 6, “Business Acquisition”).
Note 5.     Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	As of December 31,
	2017	2016
Accounts Receivable	$204.9	$190.0
Allowances and doubtful accounts	(1.9)	(1.5)
Accounts receivable, net	$203.0	$188.5

Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consists of the following (in millions):

	As of December 31,
	2017			2016
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw Materials	$26.6	$1.5	$28.1	$24.5	$0.8	$25.3
Work in process	20.4	0.3	20.7	16.2	0.1	16.3
Finished goods	40.0	9.6	49.6	37.1	8.2	45.3
Supplies and other	—	5.7	5.7	—	5.8	5.8
	87.0	17.1	104.1	77.8	14.9	92.7
Excess of FIFO or weighted-average cost over LIFO cost	(13.0)	—	(13.0)	(12.0)	—	(12.0)
Total	$74.0	$17.1	$91.1	$65.8	$14.9	$80.7
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	As of December 31,
	2017	2016
Land	$1.0	$—
Buildings and leasehold improvements	41.0	39.1
Machinery and equipment	124.4	136.8
Construction in progress	21.5	16.4
	187.9	192.3
Less accumulated depreciation	(78.0)	(83.0)
Total	$109.9	$109.3
There were $3 million and $5 million of capital expenditures in accounts payable as of December 31, 2017 and 2016, respectively.
As of the years ended December 31, 2017 and 2016, we held $57 million and $58 million, respectively, of net property, plant and equipment in the United States.
Depreciation expense was $19 million, $20 million and $17 million, respectively, in the years ended December 31, 2017, 2016 and 2015.
Intangible Assets
Intangible assets subject to amortization consist of the following (in millions):

	As of December 31,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$125.9	$(97.6)	$28.3	$125.9	$(93.8)	$32.1
Patents and acquired technologies	253.0	(146.1)	106.9	251.8	(131.1)	120.7
Other	43.1	(35.1)	8.0	42.9	(33.2)	9.7
Total	$422.0	$(278.8)	$143.2	$420.6	$(258.1)	$162.5

As of December 31, 2017, we had $6 million of indefinite-lived intangible assets that we acquired in connection with the Acquisition related to in-process research and development projects. Amortization expense for intangible assets was $21 million, $21 million and $25 million for the years ended December 31, 2017, 2016 and 2015, respectively.
We estimate amortization expense for the next five years and beyond will be as follows (in millions):

For the years ending December 31,
2018	$18.2
2019	15.3
2020	13.1
2021	10.9
2022	10.4
Thereafter	75.3
Total	$143.2
Accrued Expenses
Accrued expenses consist of the following (in millions):

	As of December 31,
	2017	2016
Accrued rebates	$64.4	$55.7
Accrued salaries and wages	44.5	49.9
Accrued taxes - income and other	6.8	4.4
Other	29.2	28.4
Total	$144.9	$138.4
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	As of December 31,
	2017	2016
Taxes payable	$10.0	$3.4
Accrued compensation benefits	4.6	4.4
Other	17.2	16.0
Total	$31.8	$23.8
Note 6.     Business Acquisition
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
Restructuring
In June 2016, we initiated a restructuring plan to close the Corpak corporate headquarters and operating facility in Buffalo Grove, Illinois and consolidate operations into our existing corporate and operational facilities. For the year ended December 31, 2017, we have incurred $8 million of costs that are included in “Cost of products sold” and “Selling and general expenses” in the accompanying consolidated income statements. In the year ended December 31, 2017, we have paid $3 million to affected employees and the remaining accrual for severance and employee benefits was not material as of December 31, 2017.
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

The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

	Fair Value Hierarchy Level	December 31, 2017		December 31, 2016
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$219.7	$219.7	$113.7	$113.7
Liabilities
Senior unsecured notes	1	247.1	259.7	246.5	256.4
Debt	2	333.8	341.1	332.5	341.3
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature.
The fair value of our senior unsecured notes is determined using observable market prices based on trading activity on a primary exchange. For the years ended December 31, 2017 and 2016, there were no transfers among Level 1, 2 or 3 fair value determinations. Transfers between levels occur when there are changes in the observability of inputs. Changes between levels are assumed to occur at the beginning of the year.
Note 8.    Debt
As of December 31, 2017 and 2016, our debt balances were as follows (in millions):

	Weighted- Average Interest Rate	Maturities	As of December 31,
			2017	2016
Senior Secured Term Loan	3.83%	2021	$339.0	$339.0
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Total debt			589.0	589.0
Unamortized Debt Discounts and Issuance Costs
Senior Secured Term Loan			(5.2)	(6.5)
Senior Unsecured Notes			(2.9)	(3.5)
Total Debt, net			580.9	579.0
Less current portion of long-term debt			39.8	—
Total long-term debt			$541.1	$579.0

Senior Secured Term Loan and Revolving Credit Facility
The senior secured term loan (the “Term Loan Facility”) is under a credit agreement that also includes a senior secured revolving credit facility allowing borrowings of up to $250 million, with a letter of credit sub-facility in an amount of $75 million and a swingline sub-facility in an amount of $25 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Credit Facilities”). The Senior Credit Facilities are secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 4.53% as of December 31, 2017.
The credit agreement contains an excess cash flow provision that requires a mandatory principal prepayment of our Term Loan Facility if we generate cash in excess of a defined measure of cash flow. Accordingly, we are required to prepay $40 million under this prepayment requirement as we generated Excess Cash in the year ended December 31, 2017. This prepayment is classified as “Current portion of long-term debt” in the accompanying consolidated balance sheet and will be paid in the first quarter of 2018.

Borrowings under the Term Loan Facility bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, subject to a floor of 0.75%, plus 2.75%, or (ii) a base rate, subject to a floor of 0.75%, (calculated as the greatest of (1) the prime rate, (2) the U.S. federal funds effective rate plus 0.50% or (3) the one month LIBOR Rate plus 1.00%) plus 1.75%. As of December 31, 2017, the interest rate in effect for the Term Loan Facility was 4.10%.
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
To the extent we remain in compliance with certain financial covenants in our credit agreement. we have the ability to access our Revolving Credit Facility. As of December 31, 2017, we had no borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility. The maturity date for the Revolving Credit Facility is October 31, 2019.
Senior Unsecured Notes
The Senior Unsecured Notes (“Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. The Notes are guaranteed, jointly and severally, by each of our domestic subsidiaries that guarantees the Senior Credit Facilities. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the credit agreement using the interest method, resulting in an effective interest rate of 6.53% as of December 31, 2017.
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
We have the ability to divest significant assets, such as the Divestiture described in “Discontinued Operations” in Note 2. The credit agreement allows re-investment of the proceeds into the business through acquisition of another business or through capital expenditures. However, if no investments are made within a specified period of time, the proceeds are to be used to reduce amounts owed under the Senior Credit Facilities and the Notes.
Pursuant to the restrictive covenants that limit our ability to pay dividends, we have the ability to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the credit agreement governing the Senior Credit Facilities, provided that we are in compliance with all required covenants, there are no events of default and upon meeting certain financial ratios.
As of December 31, 2017, we were in compliance with all of our debt covenants. As of December 31, 2017, our repayment requirements in the next five years includes a mandatory prepayment of $40 million on our Term Loan facility in the first quarter of 2018, with the remainder owed under our Term Loan Facility and the $250 million Notes due on their respective maturity dates, which are October 31, 2021 and October 15, 2022.

Note 9.    Income Taxes
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
The components of income (loss) before income taxes, and the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Income before income taxes
United States	$(76.2)	$(140.5)	$(167.2)
Foreign	4.0	1.3	(1.3)
Total	(72.2)	(139.2)	(168.5)
Income tax provision (benefit):
Current:
United States	(27.4)	(30.6)	(49.5)
State	(4.6)	(3.5)	(4.2)
Foreign	1.4	0.7	(0.2)
Total	(30.6)	(33.4)	(53.9)
Deferred:
United States	(9.0)	(21.3)	(12.5)
State	(0.4)	(1.0)	(0.8)
Foreign	(0.1)	(0.2)	(0.1)
Total	(9.5)	(22.5)	(13.4)
Total income tax benefit	$(40.1)	$(55.9)	$(67.3)
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in its year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $10 million as an additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $16 million of benefit. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $7 million based on cumulative foreign earnings of $101 million. We also recorded a $1 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $16 million of deferred tax benefit recorded in connection with the re-measurement of certain deferred tax assets and liabilities, the $7 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings and the $1 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax are provisional amounts and reasonable estimates at December 31, 2017. The impact of the Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations we have made, guidance that may be issued and actions we may take as a result of the Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. We have not accounted for the tax impacts related to the Global Intangible Low Tax Income, Base Erosion Anti Abuse Tax or Foreign Derived Intangible Income regimes or any of the other provisions of the tax legislation that are not effective until fiscal year 2018. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
At December 31, 2017, prior to the calculation of the transition tax on the mandatory deemed repatriation, U.S. income taxes and foreign withholding taxes had not been provided on $151 million of current and prior year undistributed earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities or if we were to sell our stock in the subsidiaries.
While the provisional transition tax of approximately $7 million resulted in the reduction of the excess amount of financial reporting over the tax basis in our foreign subsidiaries, we have not completed our analysis of the Act’s impact as an actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. We have not completed our analysis of our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation. Therefore, we have not made a provisional estimate of the deferred taxes attributable to repatriation. We will record the tax effects of any change in our prior assertion with respect to these investments, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable, in the period that we are first able to make a reasonable estimate, no later than December 2018. While we otherwise intend to maintain the indefinite reinvestment exception, we have provided for a deferred tax asset of $5 million representing our tax basis over book basis in our investment in certain investments in connection with the proposed divestiture of our S&IP business.
Major differences between the federal statutory rate and the effective tax rate are as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Rate of state income taxes, net of federal tax benefit	4.5	2.8	2.0
Statutory rate other than U.S. statutory rate	0.1	0.4	—
Sec. 987 regulation change, federal and state impact	—	1.2	—
U.S. federal research and development credit	3.0	1.5	1.0
Impacts of U.S. federal tax reform	14.2	—	—
Other, net	(1.2)	(0.7)	1.9
Effective tax rate	55.6%	40.2%	39.9%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities (in millions):

	As of December 31,
	2017	2016
Deferred tax assets
Accrued liabilities	$18.7	$34.1
Investment in Joint Venture	5.3	—
Stock-based compensation	7.3	8.7
Transaction costs	5.8	—
Other	6.7	8.4
	43.8	51.2
Valuation allowance	(1.3)	(0.5)
Total deferred assets	42.5	50.7

Deferred tax liabilities
Intangibles, net	10.2	17.7
Inventories	12.8	13.0
Property, plant and equipment, net	29.4	45.8
Other	0.3	1.0
Total deferred tax liabilities	52.7	77.5
Net deferred tax liabilities	$10.2	$26.8
Valuation allowances increased $0.8 million during the year ended December 31, 2017, primarily relating to net operating losses that we believe will not be realizable as a result of the proposed disposition of our S&IP business. Valuation allowances at the end of 2017 and 2016 primarily relate to tax credits and income tax loss carryforwards.
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
At December 31, 2017, we have credit carryforwards for state income tax purposes of $3.0 million, all of which will expire in 2025. At December 31, 2017, certain foreign subsidiaries have net operating loss carryforwards for income tax purposes of $12 million, of which $7 million will expire in 2020. The remaining net operating losses are available for carryforward indefinitely.
In connection with the proposed disposition of our S&IP business, we have recognized a deferred tax asset for our tax basis over book basis of $5 million relating to certain investments.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in millions):

	As of December 31,
	2017	2016
Beginning of year	$2.7	$1.5
Gross increases for tax positions of prior years	0.1	1.5
Gross decreases for tax positions of prior years	—	(0.2)
Decreases for settlements with taxing authorities	—	(0.1)
Decreases for lapse of the applicable statute of limitations	(0.1)	—
End of year	$2.7	$2.7

The amount, if recognized, that would affect our effective tax rate as of December 31, 2017 and 2016 is $3 million and $2 million, respectively.
We classify interest and penalties on uncertain tax benefits as income tax expense. As of each year ended December 31, 2017 and 2016, before any tax benefits, we had $1 million of accrued interest and penalties on unrecognized tax benefits.
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
Note 10.    Employee Benefit Plans
Defined Contribution Plans
Eligible employees participate in our defined contribution plans. Our 401(k) plan and supplemental plan provide for a matching contribution of a U.S. employee’s contributions and accruals, subject to predetermined limits. Halyard also has defined contribution pension plans for certain employees outside the U.S. in which eligible employees may participate. We recognized $7 million of expense for our matching contributions to the 401(k) plan in each of the years ended December 31, 2017, 2016 and 2015, respectively. Our matching contributions to the 401(k) plan are recognized in cost of products sold, research and development and selling and general expenses in our consolidated income statements.
Defined Benefit Plans
Certain plans in our international operations are our direct obligation, and therefore, the related funded status has been recorded within our consolidated balance sheet. These plans are primarily unfunded and the aggregated projected benefit obligation was $3 million and $2 million as of December 31, 2017 and 2016, respectively. Net periodic pension cost for each of the years ended December 31, 2017, 2016 and 2015 was $1 million. Over the next ten years, we expect gross benefit payments to be $1 million in total for the years 2018 through 2022, and $1 million in total for the years 2023 through 2027.
Note 11.     Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance, December 31, 2014	$(18.3)	$(0.5)	$(0.3)	$(19.1)
Other comprehensive loss	(22.1)	(0.7)	(1.3)	(24.1)
Balance, December 31, 2015	(40.4)	(1.2)	(1.6)	(43.2)
Other comprehensive (loss) income	(8.3)	0.8	0.6	(6.9)
Balance, December 31, 2016	(48.7)	(0.4)	(1.0)	(50.1)
Other comprehensive (loss) income	17.1	1.2	0.5	18.8
Balance, December 31, 2017	$(31.6)	$0.8	$(0.5)	$(31.3)

The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Unrealized translation	$17.1	$(8.3)	$(22.1)

Defined benefit pension plans	0.6	0.7	(1.9)
Tax effect	(0.1)	(0.1)	0.6
Defined benefit pension plans, net of tax	0.5	0.6	(1.3)

Cash flow hedges	1.5	1.0	(1.0)
Tax effect	(0.3)	(0.2)	0.3
Cash flow hedges, net of tax	1.2	0.8	(0.7)

Change in AOCI	$18.8	$(6.9)	$(24.1)
Note 12.    Stock-Based Compensation
The Halyard Health, Inc. Equity Participation Plan and the Halyard Health, Inc. Outside Directors’ Compensation Plan (together, the “Equity Plans”) provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants of Halyard or its subsidiaries. A maximum of 4.9 million shares of Halyard common stock may be issued under the Equity Plans, and there are 1.9 million shares remaining available for issuance as of December 31, 2017.
Aggregate stock-based compensation expense under the Equity Plans was $13 million, $15 million and $14 million for the years ended December 31, 2017, 2016 and 2015, respectively, which includes amounts allocated to discontinued operations. Stock-based compensation expense included in continuing operations totals $12 million, $14 million and $13 million in the years ended December 31, 2017, 2016 and 2015, respectively. Stock-based compensation expense described by award type below refers to expense in continuing operations only. Stock-based compensation expense is included in cost of sales, research and development expenses and selling and general expenses.
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
The weighted-average fair value of options granted in the years ended December 31, 2017, 2016 and 2015 was $9.07, $7.70 and $15.15, respectively, based on the following assumptions:

	Year Ended December 31,
	2017	2016(a)	2015
Volatility	24% to 25%	26%	25% to 34%
Risk-free rate	1.7% to 1.8%	1.2%	0.7% to 1.9%
Expected term (Years)	5	5	2 to 7
Dividend Yield	0%	0%	0%
________________________________________

(a)	In the year ended December 31, 2016, all stock options granted had uniform terms and were awarded on the same grant date.
Stock-based compensation expense related to stock options was $3 million, $5 million and $6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
A summary of stock option activity is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	1,526	$37.42
Granted	558	37.59
Exercises	(136)	34.80
Forfeitures	(278)	40.38
Outstanding at December 31, 2017	1,670	$37.20	6.9	$15.0
Vested and exercisable at December 31, 2017	949	$36.23	5.7	$9.4
The following table summarizes information about options outstanding as of December 31, 2017:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Shares (in thousands)	Weighted-Average Remaining Contractual Term (Years)	Shares (in thousands)	Weighted-Average Exercise Price
$25.00	to	$35.00	530	6.3	380	$30.29
$35.00	to	$45.00	724	7.5	366	37.24
$45.00+			416	6.6	203	45.53
			1,670	6.9	949	$36.23
In the year ended December 31, 2017, options with an aggregate intrinsic value of $1 million were exercised resulting in an excess tax benefit of $0.4 million. In the years ended December 31, 2016 and 2015, the intrinsic value of exercised options and the resulting excess tax benefit were not material. For stock options outstanding at December 31, 2017, we expect to recognize an additional $4 million of expense over the remaining average service period of one year.
Restricted Share Units
Restricted shares, time-vested restricted share units and performance-based restricted share units granted to employees and directors are valued at the closing market price of our common stock on the grant date with vesting conditions determined upon approval of the award.
Stock-based compensation expense related to restricted stock units was $4 million, $5 million and $8 million for the years ended December 31, 2017, 2016 and 2015, respectively. A summary of restricted share unit activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2016	528	$39.12
Granted	123	38.16
Vested	(166)	37.99
Forfeited	(56)	40.51
Outstanding at December 31, 2017	429	$39.10
For restricted share units outstanding at December 31, 2017, we expect to recognize an additional $4 million of expense over the remaining average service period of one year.
We also issue restricted share units for which vesting is conditioned on meeting a defined measure of total shareholder return (“TSR units”) over a restricted period of three years. Total shareholder return is measured as our stock price performance over the restricted period compared to defined group of peer companies. The expense recognition for TSR units differs from awards with service or performance conditions in that the expense is recognized over the restricted period regardless of whether the total shareholder return target is met or not, while expense for awards with service and performance conditions is recognized based on the number of awards expected to vest. The fair value of TSR units is determined using a Monte Carlo simulation with a volatility assumption based on the average stock-price volatility for a peer group of companies over the restricted period. For awards granted in the years ended December 31, 2017 and 2016, the assumed volatility was 25% in each of the years and the weighted average fair value per TSR unit was $42.24 and $38.64, respectively. For the years ended December 31, 2017 and 2016, stock-based compensation expense related to TSR units was $5 million and $4 million, respectively. There were no TSR units awarded before 2016.
A summary of TSR unit activity is presented below.

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2016	224	$38.60
Granted	231	42.24
Forfeited	(57)	42.02
Outstanding at December 31, 2017	398	$40.22
For TSR units outstanding at December 31, 2017, we expect to recognize an additional $6 million of expense over the weighted average remaining restricted period of two years.
Note 13.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the Spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the years ended December 31, 2017, 2016 and 2015, we have incurred $21 million, $20 million and $17 million, respectively, related to these matters.
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
Shahinian: On March 8, 2017, Kimberly-Clark moved to dismiss the Shahinian complaint, and on July 14, 2017, the California court granted Kimberly-Clark’s motion while also granting the plaintiff leave to amend his complaint. The plaintiff then filed a second amended complaint. On August 11, 2017, Kimberly-Clark moved to dismiss the complaint, and on November 30, 2017, the California court again granted Kimberly-Clark’s motion while also granting the plaintiff leave to amend his complaint. The plaintiff then filed a third amended complaint. On January 18, 2018, Kimberly-Clark moved to dismiss it.
Edgett: On May 17, 2017, Kimberly-Clark and Halyard moved to dismiss the Edgett complaint. On September 22, 2017, the court granted Kimberly-Clark’s and Halyard’s motions to dismiss, and on November 6, 2017, the court entered final judgment dismissing the Edgett complaint. The plaintiff did not appeal the entry of judgment.
We may have an Indemnification Obligation for the Shahinian and Edgett matters under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend the remaining claims.
Kromenaker
On March 17, 2017, the DOJ submitted a filing declining to intervene in another qui tam matter, and the complaint was unsealed and subsequently served on Kimberly-Clark and Halyard. That matter is styled U.S. ex rel. Kromenaker v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 1:15-cv-04413-SCJ (N. D. Ga.) (“Kromenaker”), filed on December 21, 2015. In that case, the plaintiff alleges, among other things, violations of the federal False Claims Act in connection with the marketing and sale of certain products, including feminine hygiene products, surgical gowns and endotracheal tubes. On June 12, 2017, Kimberly-Clark and Halyard moved to dismiss the complaint. On August 21, 2017, Kromenaker filed an amended complaint, and Kimberly-Clark and Halyard filed motions to dismiss the amended complaint on September 20, 2017. We may have an Indemnification Obligation for certain parts of this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend this matter.
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
Richardson, Chiu and Pick
We were also served with a complaint in a matter styled Margaret C. Richardson Trustee of the Survivors Trust Dated 6/12/84 for the Benefit of the H&M Richardson Revocable Trust v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-06296 (S.

D. N. Y.) (“Richardson”), filed on August 9, 2016. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and alleges that the defendants breached their fiduciary duty, were unjustly enriched, and violated Section 14(A) of the Securities and Exchange Act in connection with Halyard Health, Inc.’s marketing and sale of MicroCool gowns. We were also served with a complaint in a matter styled Kai Chiu v. Robert E. Abernathy, Steven E. Voskuil, et al, No. 2:16-cv-08768 (C.D. Cal.), filed on November 23, 2016. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and makes allegations and brings causes of action similar to those in Richardson, but the plaintiff also adds causes of action for abuse of control, gross mismanagement, and waste of corporate assets. We were also served with a complaint in a matter styled Lukas Pick v. Robert E. Abernathy, Steven E. Voskuil, et al. No. e:18-cv-00295 (D. Del.), filed of February 21, 2018. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and makes allegations and brings causes of action similar to those in Richardson and Chiu. We intend to vigorously defend these matters.
Medline Industries
We were also served with a complaint in the matter styled Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 2:16-cv-08571 (C. D. Cal.), filed on November 17, 2016. In that case, the plaintiff makes allegations similar to those in Bahamas, Shahinian, and Edgett, and brings causes of action under federal and state false advertising laws and state unfair competition laws. On March 31, 2017, we moved to dismiss certain of Medline’s claims and to transfer any surviving claims from California to Georgia. On June 2, 2017, the court granted our motion to transfer the case to Georgia and denied without prejudice our motion to dismiss. On June 30, 2017, now before the court in Georgia and with the case re-styled as Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 1:17-cv-02032 (N. D. Ga.), Kimberly-Clark and Halyard filed renewed motions to dismiss certain of Medline’s claims. We may have an Indemnification Obligation for this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend this matter.
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
As of December 31, 2017, we have an accrued liability for the matters described herein. The accrued liability is included in “Accrued Expenses” in the accompanying consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us, (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
Operating Leases
We have entered into operating leases for principal executive offices, located in Alpharetta, Georgia, as well as certain warehouse, manufacturing and distribution facilities. The future minimum obligations under operating leases, including those associated with discontinued operations, having a non-cancelable term in excess of one year are as follows (in millions):

Year	Amount
2018	$18.0
2019	15.6
2020	11.2
2021	10.0
2022	9.2
Thereafter	39.2
Future minimum obligations	$103.2
Rental expense under all operating leases, including those associated with discontinued operations, was $24 million, $22 million and $22 million in the years ended December 31, 2017, 2016 and 2015, respectively.
Note 14.    Earnings Per Share (“EPS”)
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period, as determined using the treasury stock method. The calculation of basic and diluted EPS for each of the three years ended December 31, 2017, 2016 and 2015 is set forth in the following table (in millions, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net loss from continuing operations	$(32.1)	$(83.3)	$(101.2)
Net income (loss) from discontinued operations	111.4	123.1	(325.1)
Net income (loss)	$79.3	$39.8	$(426.3)

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.8	46.6	46.6
Dilutive effect of stock options and restricted share unit awards	—	—	—
Diluted weighted average shares outstanding	46.8	46.6	46.6
Earnings (Loss) Per Share:
Basic:
Continuing Operations	$(0.69)	$(1.79)	$(2.17)
Discontinued Operations	2.38	2.64	(6.98)
Basic Earnings (Loss) Per Share	$1.69	$0.85	$(9.15)

Diluted:
Continuing operations	$(0.69)	$(1.79)	$(2.17)
Discontinued operations	2.38	2.64	(6.98)
Diluted Earnings (Loss) Per Share	$1.69	$0.85	$(9.15)
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
For the year ended December 31, 2017, 1 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 15.     Business Segment Information
Our Medical Devices operating segment, which is also our reportable global business segment, was determined in accordance with how our executive managers currently develop and execute global strategies to drive growth and profitability.
The Medical Devices segment provides a portfolio of innovative product offerings focused on pain management and respiratory and digestive health to improve patient outcomes and reduce the cost of care. These products include post-operative pain management solutions, minimally invasive interventional (or chronic) pain therapies, closed airway suction systems and enteral feeding tubes.

Information concerning operations of our business segment is presented in the following table (in millions):

	Year Ended December 31,
	2017	2016	2015
Net Sales
Medical Devices	$611.6	$566.2	$509.0
Corporate and Other	—	—	—
Total Net Sales	611.6	566.2	509.0
Operating Profit (Loss)
Medical Devices	155.2	123.8	107.8
Corporate and Other(a)(b)(c)	(178.2)	(211.2)	(227.3)
Other (expense) income, net(d)	(20.1)	(19.7)	(16.2)
Total Operating Loss	(43.1)	(107.1)	(135.7)
Interest income	2.5	0.6	0.3
Interest expense	(31.6)	(32.7)	(33.1)
Loss before Income Taxes	$(72.2)	$(139.2)	$(168.5)
_______________________________________________

(a)
For the year ended December 31, 2017, Corporate and other costs included $116 million, respectively, of costs historically presented as a component of the S&IP business, $55 million of general expenses, $5 million of restructuring costs and $8 million of acquisition-related charges partially offset by a $6 million benefit related to realignment of internal policies for our post-divestiture business.

(b)
For the year ended December 31, 2016, Corporate and other costs included $114 million of costs historically presented as a component of the S&IP business, $66 million of general expenses, $14 million of post spin-related costs $18 million, respectively, of acquisition-related charges.

(c)
For the year ended December 31, 2015, Corporate and other costs included $133 million of costs historically presented as a component of the S&IP business, $49 million of general expenses and $46 million of post spin-related expenses.

(d)	Other expense, net is primarily costs related to litigation and legal matters.
For the year ended December 31, 2017, 2016 and 2015, products in our surgical pain, interventional pain, digestive health and respiratory health categories each accounted for more than 10% of our consolidated net sales. For the year ended December 31, 2017, 2016 and 2015, net sales to external customers in the United States were $467 million, $410 million and $389 million, respectively.
Depreciation, amortization and capital expenditures are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Depreciation and Amortization
Medical Devices	$27.4	$30.4	$30.8
Corporate and Other(a)	32.1	34.8	34.6
Total Depreciation and Amortization	59.5	65.2	65.4

Capital Expenditures
Medical Devices	$21.9	$17.7	$23.2
Corporate and Other(b)	21.3	11.4	47.2
Total Capital Expenditures	$43.2	$29.1	$70.4
_______________________________________________

(a)
Depreciation and Amortization in Corporate and Other includes depreciation of corporate assets and depreciation and amortization of assets associated with discontinued operations (See “Discontinued Operations” in Note 2).

(b)	Corporate and other capital expenditures includes expenditures for corporate assets and expenditures associated with discontinued operations.

Information concerning assets by business segment is presented in the following table (in millions):

	As of December 31,
	2017	2016
Assets
Medical Devices	$1,189.6	$1,197.2
Corporate and Other(a)	1,006.3	874.6
Total Assets	$2,195.9	$2,071.8
_______________________________________________

(a)
Corporate and other assets includes corporate assets, certain current assets and liabilities associated with discontinued operations that we will retain after closing the Divestiture and assets held for sale.

Note 16.    Supplemental Guarantor Financial Information
In October 2014, Halyard Health, Inc. (referred to below as “Parent”) issued the Notes (described in Note 8, “Debt”). The Notes are guaranteed, jointly and severally by each of our domestic subsidiaries that guarantees the Senior Credit Facilities (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions as defined in the Indenture dated October 17, 2014. Each Guarantor Subsidiary is directly or indirectly 100%-owned by Halyard Health, Inc. Each of the guarantees of the Notes is a general unsecured obligation of each Guarantor and ranks equally in right of payment with all existing and future indebtedness and all other obligations (except subordinated indebtedness) of each Guarantor.
The following condensed consolidating balance sheets as of December 31, 2017 and 2016 and the condensed consolidating statements of income and cash flows for the years ended December 31, 2017, 2016 and 2015 provide condensed consolidating financial information for Halyard Health, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidating basis.
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

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$679.2	$306.9	$(374.5)	$611.6
Cost of products sold	—	385.7	263.5	(374.5)	274.7
Gross Profit	—	293.5	43.4	—	336.9
Research and development expenses	—	38.2	—	—	38.2
Selling and general expenses	29.9	249.7	42.1	—	321.7
Other expense (income), net	0.7	34.5	(15.1)	—	20.1
Operating (Loss) Profit	(30.6)	(28.9)	16.4	—	(43.1)
Interest income	0.9	0.1	4.5	(3.0)	2.5
Interest expense	(32.3)	(2.2)	(0.1)	3.0	(31.6)
(Loss) Income Before Income Taxes	(62.0)	(31.0)	20.8	—	(72.2)
Income tax benefit (provision)	20.0	23.2	(3.1)	—	40.1
Equity in earnings of consolidated subsidiaries	125.1	32.6	—	(157.7)	—
Net Income (Loss) from Continuing Operations	83.1	24.8	17.7	(157.7)	(32.1)
(Loss) Income on discontinued operations, net of tax	(3.8)	86.0	29.2	—	111.4
Net Income (Loss)	79.3	110.8	46.9	(157.7)	79.3
Total other comprehensive income (loss), net of tax	18.8	13.1	18.3	(31.4)	18.8
Comprehensive Income (Loss)	$98.1	$123.9	$65.2	$(189.1)	$98.1

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$625.4	$250.0	$(309.2)	$566.2
Cost of products sold	—	356.7	221.5	(309.2)	269.0
Gross Profit	—	268.7	28.5	—	297.2
Research and development expenses	—	38.0	0.4	—	38.4
Selling and general expenses	37.2	274.2	34.8	—	346.2
Other (income) expense, net	(0.8)	36.4	(17.5)	1.6	19.7
Operating (Loss) Profit	(36.4)	(79.9)	10.8	(1.6)	(107.1)
Interest income	0.3	0.1	2.5	(2.3)	0.6
Interest expense	(33.1)	(1.7)	(0.2)	2.3	(32.7)
(Loss) Income Before Income Taxes	(69.2)	(81.5)	13.1	(1.6)	(139.2)
Income tax benefit (provision)	25.5	33.9	(3.5)	—	55.9
Equity in earnings of consolidated subsidiaries	85.3	22.3	—	(107.6)	—
Income (Loss) from Continued Operations	41.6	(25.3)	9.6	(109.2)	(83.3)
(Loss) Income from discontinued operations, net of tax	(1.8)	108.6	16.3	—	123.1
Net Income (Loss)	39.8	83.3	25.9	(109.2)	39.8
Total other comprehensive loss, net of tax	(6.9)	(6.3)	(7.2)	13.5	(6.9)
Comprehensive Income	$32.9	$77.0	$18.7	$(95.7)	$32.9

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$591.2	$266.4	$(348.6)	$509.0
Cost of products sold	—	338.8	261.0	(348.6)	251.2
Gross Profit	—	252.4	5.4	—	257.8
Research and development expenses	—	27.6	—	—	27.6
Selling and general expenses	30.6	274.4	44.7	—	349.7
Other (income) expense, net	(0.8)	26.9	(9.9)	—	16.2
Operating Loss	(29.8)	(76.5)	(29.4)	—	(135.7)
Interest income	0.3	—	3.1	(3.1)	0.3
Interest expense	(33.8)	(2.1)	(0.3)	3.1	(33.1)
Loss Before Income Taxes	(63.3)	(78.6)	(26.6)	—	(168.5)
Income tax benefit (provision)	24.3	44.7	(1.7)	—	67.3
Equity in (loss) earnings of consolidated subsidiaries	(389.5)	22.4	—	367.1	—
(Loss) Income from Continued Operations	(428.5)	(11.5)	(28.3)	367.1	(101.2)
Income (Loss) from discontinued operations, net of tax	2.2	(366.4)	39.1	—	(325.1)
Net (Loss) Income	(426.3)	(377.9)	10.8	367.1	(426.3)
Total other comprehensive loss, net of tax	—	(0.1)	(24.0)	—	(24.1)
Comprehensive (Loss) Income	$(426.3)	$(378.0)	$(13.2)	$367.1	$(450.4)

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$114.5	$16.0	$89.2	$—	$219.7
Accounts receivable, net	1.1	623.0	266.3	(687.4)	203.0
Inventories	—	76.0	15.1	—	91.1
Prepaid and other current assets	0.6	11.7	2.1	—	14.4
Assets held for sale	0.3	546.7	85.5	—	632.5
Total Current Assets	116.5	1,273.4	458.2	(687.4)	1,160.7
Property, Plant and Equipment, Net	—	92.9	17.0	—	109.9
Investment in Consolidated Subsidiaries	2,154.3	403.2	—	(2,557.5)	—
Goodwill	—	738.1	26.6	—	764.7
Other Intangible Assets, net	—	139.5	9.4	—	148.9
Other Assets	0.3	6.0	5.4	—	11.7
TOTAL ASSETS	$2,271.1	$2,653.1	$516.6	$(3,244.9)	$2,195.9

LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$39.8	$—	$—	$—	$39.8
Trade accounts payable	454.0	347.0	49.8	(679.6)	171.2
Accrued expenses	11.6	113.9	27.4	(8.0)	144.9
Liabilities held for sale	—	7.8	26.1	—	33.9
Total Current Liabilities	505.4	468.7	103.3	(687.6)	389.8
Long-Term Debt	541.1	—	—	—	541.1
Other Long-Term Liabilities	9.2	36.1	4.3	—	49.6
Total Liabilities	1,055.7	504.8	107.6	(687.6)	980.5
Total Equity	1,215.4	2,148.3	409.0	(2,557.3)	1,215.4
TOTAL LIABILITIES AND EQUITY	$2,271.1	$2,653.1	$516.6	$(3,244.9)	$2,195.9

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$54.2	$9.5	$50.0	$—	$113.7
Accounts receivable, net	3.1	552.5	239.9	(607.0)	188.5
Inventories	—	69.2	11.5	—	80.7
Prepaid and other current assets	5.0	10.1	1.8	(0.3)	16.6
Assets held for sale	—	162.3	31.7	—	194.0
Total Current Assets	62.3	803.6	334.9	(607.3)	593.5
Property, Plant and Equipment, Net	—	96.7	12.6	—	109.3
Investment in Consolidated Subsidiaries	2,029.5	328.7	—	(2,358.2)	—
Goodwill	—	736.1	26.2	—	762.3
Other Intangible Assets, net	—	159.5	8.7	—	168.2
Other Assets	0.7	7.7	3.2	—	11.6
Assets Held for Sale	0.3	380.0	46.6	—	426.9
TOTAL ASSETS	$2,092.8	$2,512.3	$432.2	$(2,965.5)	$2,071.8

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$398.3	$325.9	$38.3	$(601.9)	$160.6
Accrued expenses	11.1	108.5	24.2	(5.4)	138.4
Liabilities held for sale	—	8.3	17.1	—	25.4
Total Current Liabilities	409.4	442.7	79.6	(607.3)	324.4
Long-Term Debt	579.0	—	—	—	579.0
Other Long-Term Liabilities	1.9	52.9	4.4	—	59.2
Liabilities Held for Sale	—	1.5	5.2	—	6.7
Total Liabilities	990.3	497.1	89.2	(607.3)	969.3
Total Equity	1,102.5	2,015.2	343.0	(2,358.2)	1,102.5
TOTAL LIABILITIES AND EQUITY	$2,092.8	$2,512.3	$432.2	$(2,965.5)	$2,071.8

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(43.3)	$137.2	$50.3	$—	$144.2
Investing Activities
Capital expenditures	—	(32.4)	(10.8)	—	(43.2)
Proceeds from dispositions of property	—	0.1	—	—	0.1
Intercompany contributions	—	(98.8)	—	98.8	—
Cash (Used in) Provided by Investing Activities	—	(131.1)	(10.8)	98.8	(43.1)
Financing Activities
Intercompany contributions	101.4	—	(2.6)	(98.8)	—
Purchase of treasury stock	(2.5)	—	—	—	(2.5)
Proceeds and excess tax benefits from the exercise of stock options	4.7	—	—	—	4.7
Cash Provided by (Used in) Financing Activities	103.6	—	(2.6)	(98.8)	2.2
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.4	2.3	—	2.7
Increase in Cash and Cash Equivalents	60.3	6.5	39.2	—	106.0
Cash and Cash Equivalents, Beginning of Period	54.2	9.5	50.0	—	113.7
Cash and Cash Equivalents, End of Period	$114.5	$16.0	$89.2	$—	$219.7

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(33.0)	$207.7	$15.8	$(1.7)	$188.8
Investing Activities
Capital expenditures	—	(22.7)	(6.4)	—	(29.1)
Acquisition of business, net of cash acquired	(175.0)	—	—	—	(175.0)
Proceeds from property dispositions	—	3.2	—	—	3.2
Intercompany contributions	0.5	(177.9)	2.7	174.7	—
Cash (Used in) Provided by Investing Activities	(174.5)	(197.4)	(3.7)	174.7	(200.9)
Financing Activities
Intercompany contributions	170.8	—	(0.3)	(170.5)	—
Line of credit facility proceeds	72.0	—	—	—	72.0
Line of credit facility repayments	(72.0)	—	—	—	(72.0)
Debt issuance costs	(0.9)	—	—	—	(0.9)
Purchase of treasury stock	(0.9)	—	—	—	(0.9)
Proceeds and excess tax benefits from the exercise of stock options	0.4	—	—	—	0.4
Cash Provided by (Used in) Financing Activities	169.4	—	(0.3)	(170.5)	(1.4)
Effect of Exchange Rate on Cash and Cash Equivalents	—	(0.8)	(1.5)	—	(2.3)
(Decrease) Increase in Cash and Cash Equivalents	(38.1)	9.5	10.3	2.5	(15.8)
Cash and Cash Equivalents, Beginning of Period	92.3	—	39.7	(2.5)	129.5
Cash and Cash Equivalents, End of Period	$54.2	$9.5	$50.0	$—	$113.7

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Halyard Health, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Halyard Health, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Atlanta, Georgia
February 27, 2018

We have served as the Company's auditor since 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer believe that, as of December 31, 2017, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Halyard Health, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Halyard Health, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 27, 2018

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2018 Proxy Statement for the Annual Meeting of Stockholders (the “2018 Proxy Statement”) are incorporated in this Item 10 by reference:

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
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of the 2018 Proxy Statement captioned “Compensation Discussion and Analysis,” “Compensation Tables,” “Director Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the section of the 2018 Proxy Statement captioned “Other Information—Security Ownership Information” is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in thousands) (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders(1)	2,497(2)	$37.20	1,902

(1)
Includes (a) the Halyard Health, Inc. Equity Participation Plan (the “Employee Plan”), effective November 1, 2014 and (b) the Halyard Health, Inc. Outside Directors’ Compensation Plan, effective November 1, 2014 (the “Director Plan”).

(2)
Includes 736 restricted share units granted under the Employee Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares issued may vary, depending on actual performance). Upon vesting, a share of

Halyard common stock is issued for each restricted share unit. Column (a) also includes 91 restricted share units granted under the Director Plan. Under the Director Plan, upon retirement from, or any other termination of service from the Board, a share of Halyard common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price.
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of the 2018 Proxy Statement captioned “Other Information—Transactions with Related Persons” and “Corporate Governance—Director Independence” is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the sections of the 2018 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Auditors” is incorporated in this Item 14 by reference.

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

3.	Exhibits

Exhibit Number	Description
10(a)	Halyard Health, Inc. Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated October 26, 2017.
10(b)	Halyard Health, Inc. Amended and Restated Severance Pay Plan, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated October 26, 2017.
12	Computation of ratio of earnings to fixed charges for the five years ended December 31, 2017, filed herewith.
21	Subsidiaries of the Corporation, filed herewith.
23	Consent of Independent Registered Public Accounting Firm, filed herewith.
24	Powers of Attorney, filed herewith.
31(a)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.
31(b)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.
32(a)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
32(b)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALYARD HEALTH, INC.

February 27, 2018	By:	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph F. Woody	Chief Executive Officer and Director (principal executive officer)	February 27, 2018
Joseph F. Woody

/s/ Steven E. Voskuil	Senior Vice President and Chief Financial Officer (principal financial officer)	February 27, 2018
Steven E. Voskuil

/s/ Renato Negro	Vice President and Controller (principal accounting officer)	February 27, 2018
Renato Negro

Directors

Gary D. Blackford
John P. Byrnes
Ronald W. Dollens
Heidi Kunz
William A. Hawkins III
Patrick J. O’Leary
Maria Sainz
Dr. Julie Shimer

By:	/s/ S. Ross Mansbach	February 27, 2018
S. Ross Mansbach Attorney-in-Fact

