Form 10-Q
period 2018-03-31
Halyard Health, Inc.
filed 2018-05-02
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 25, 2018 there were 47,016,536 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net Sales	$156.4	$145.7
Cost of products sold	65.3	64.2
Gross Profit	91.1	81.5
Research and development	9.9	7.3
Selling and general expenses	86.4	84.8
Other expense, net	1.8	7.0
Operating Loss	(7.0)	(17.6)
Interest income	1.0	0.4
Interest expense	(8.8)	(7.6)
Loss Before Income Taxes	(14.8)	(24.8)
Income tax benefit	3.5	9.9
Loss from Continuing Operations	(11.3)	(14.9)
Income from Discontinued Operations, net of tax	31.5	27.7
Net Income	$20.2	$12.8

(Loss) Earnings Per Share
Basic:
Continuing Operations	$(0.24)	$(0.32)
Discontinued Operations	0.67	0.59
Basic Earnings Per Share	$0.43	$0.27

Diluted
Continuing Operations	$(0.24)	$(0.32)
Discontinued Operations	0.67	0.59
Diluted Earnings Per Share	$0.43	$0.27

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net Income	$20.2	$12.8
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	9.3	9.8
Defined benefit plans	(0.3)	0.2
Cash flow hedges	0.5	0.7
Total Other Comprehensive Income, Net of Tax	9.5	10.7
Comprehensive Income	$29.7	$23.5

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$203.1	$219.7
Accounts receivable, net of allowances	199.5	203.0
Inventories	92.3	91.1
Prepaid expenses and other current assets	15.8	14.4
Assets held for sale	650.4	632.5
Total Current Assets	1,161.1	1,160.7
Property, Plant and Equipment, net	117.5	109.9
Goodwill	764.6	764.7
Other Intangible Assets, net	144.6	148.9
Deferred Tax Assets	11.3	7.6
Other Assets	3.8	4.1
TOTAL ASSETS	$2,202.9	$2,195.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$—	$39.8
Trade accounts payable	194.4	171.2
Accrued expenses	128.3	144.9
Liabilities held for sale	37.9	33.9
Total Current Liabilities	360.6	389.8
Long-Term Debt	542.0	541.1
Deferred Tax Liabilities	18.3	17.8
Other Long-Term Liabilities	30.2	31.8
Total Liabilities	951.1	980.5

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 47,014,536 outstanding as of March 31, 2018 and 46,920,076 outstanding as of December 31, 2017	0.5	0.5
Additional paid-in capital	1,557.3	1,550.5
Accumulated deficit	(279.7)	(299.9)
Treasury stock	(4.5)	(4.4)
Accumulated other comprehensive loss	(21.8)	(31.3)
Total Stockholders’ Equity	1,251.8	1,215.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,202.9	$2,195.9

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$20.2	$12.8
Depreciation and amortization	7.8	16.2
Stock-based compensation expense	3.5	4.4
Net loss on asset dispositions	0.8	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3.5	8.1
Inventories	(18.0)	(0.9)
Prepaid expenses and other assets	1.4	1.3
Accounts payable	20.1	11.2
Accrued expenses	(13.6)	(19.6)
Other	0.6	3.5
Cash Provided by Operating Activities	26.3	37.0
Investing Activities
Capital expenditures	(9.6)	(10.2)
Cash Used in Investing Activities	(9.6)	(10.2)
Financing Activities
Debt repayments	(40.0)	—
Purchase of treasury stock	(0.1)	—
Proceeds from the exercise of stock options	3.4	0.5
Cash (Used in) Provided by Financing Activities	(36.7)	0.5
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.4	2.1
(Decrease) Increase in Cash and Cash Equivalents	(16.6)	29.4
Cash and Cash Equivalents - Beginning of Period	219.7	113.7
Cash and Cash Equivalents - End of Period	$203.1	$143.1

See Notes to Condensed Consolidated Financial Statements.

HALYARD HEALTH, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Accounting Policies
Background and Basis of Presentation
Halyard Health, Inc. is a medical technology company focused on delivering clinically superior breakthrough medical device solutions to improve patients’ quality of life. We are committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. We operate through our Medical Devices business segment. References to “Halyard,” “Company,” “we,” “our” and “us” refer to Halyard Health, Inc.
Interim Financial Statements
We prepared the accompanying condensed consolidated financial statements according to accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and the condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. Our unaudited interim condensed consolidated financial statements contain all necessary material adjustments, which are of a normal and recurring nature, to fairly state our financial condition, results of operations and cash flows for the periods presented.
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
Revenue Recognition
Sales revenue is recognized at a point in time, which is upon shipment or upon delivery of our products to unaffiliated customers, depending on shipping terms. Accordingly, control of the products transfers to the customer in accordance with the transaction's shipping terms. Sales revenue is recognized for the amount of consideration that we expect to be entitled to in exchange for our products. Sales are reported net of estimated cash discounts, returns, rebates and incentives, each as described below, and freight allowed. Taxes imposed by governmental authorities, such as sales taxes or value-added taxes, are excluded from net sales.
We provide medical products to distributors or end-user customers under supply agreements under which customers may place purchase orders for a variety of our products at specified pricing over a specified term, usually three years. While our sales and marketing efforts are directed to hospitals or other healthcare providers, our products are generally sold through third-party distribution channels.
Under our contracts with customers, our performance obligations are normally limited to shipment or delivery of products to a customer upon receipt of a purchase order. We bill our customers, depending on shipping terms, upon shipment or delivery of the products to the customer.
Amounts billed are typically due within 30 days, with a 1% discount allowed for distributors if payment is made within 15 days. We estimate cash discounts based on historical experience and record the cash discounts as an allowance to trade receivables. The differences between estimated and actual cash discounts are normally not material.
We allow for returns within a specified period of time following the customers' receipt of the goods and estimate an allowance to trade receivables for returns based on historical experience. The differences between estimated and actual returns are normally not material.
Our contracts provide for forms of variable consideration including rebates, incentives and pricing tiers, each of which are described below:
Rebates - We provide for rebates to distributors for estimated historical differences between list prices and average end-user customer prices and the quantity of products expected to be sold to specific end-user customers. We maintain a liability for the estimated rebates that have been earned but unpaid. Differences between estimated and actual rebates are normally not material.

Incentives - Incentives include fees paid to group purchasing organizations ("GPOs") or distributors in conjunction with the sales of our products to end-user customers. We estimate our incentive liability based on historical experience. Differences between estimated and actual incentives are normally not material.
Pricing tiers - In certain of our contracts, pricing is dependent on volumes purchased. Pricing is lower for customers who purchase higher volumes. Customers are placed in a pricing tier based on expected purchase volume, which is developed primarily using the customer's purchase history. Depending on the customer's purchases, we may move the customer up or down a tier. Pricing in the new pricing tier is applied to purchase orders prospectively. There are no retrospective adjustments based on moving between pricing tiers.
See Note 4, "Supplemental Balance Sheet Information" for disclosure of our allowances for cash discounts, sales returns and doubtful accounts, and accrued rebates and incentives as of March 31, 2018 and December 31, 2017.
Recently Adopted Accounting Pronouncements
Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a principles-based, five-step approach to measure and recognize revenue from contracts with customers. Adoption of this ASU requires substantial additional disclosures, but did not have a material effect on our financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU is intended to help companies reclassify certain stranded income tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act of 2017 (the “Act”), which was enacted in December 2017. ASU 2018-02 provides for the elimination of stranded tax effects of the Act by allowing reclassification of stranded tax effects from AOCI to retained earnings. This ASU is applicable only to tax effects relating to the Act, and the existing guidance regarding effects of other changes in tax laws is not affected. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted in any interim period for which financial statements have not yet been issued. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations and cash flows.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities. This ASU is intended to improve the financial reporting and presentation of hedging relationships and the economic results of risk management activities in financial statements. The amendments in ASU 2017-12 better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, the amendments permit hedge accounting for risk components involving non-financial and interest rate risks and contains other targeted improvements to simplify the application of hedge accounting. This ASU is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted in any interim period following the issuance of this ASU. The provisions of this ASU should be applied to existing hedging relationships as of the beginning of the fiscal year of adoption. All other presentation and disclosure requirements are to be applied prospectively. We do not expect adoption of this ASU to have a material effect on our financial position, results of operations and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires the recognition of assets and liabilities for leases with lease terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or an operating lease, with the classification criteria for distinguishing between the two being similar to the classification criteria for distinguishing between capital and operating leases under current GAAP. However, unlike current GAAP, recognition of finance and operating leases on the balance sheet is required, and additional disclosures are required to help financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU requires modified retrospective application for existing leases. This ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, however, earlier application is permitted. The adoption of this ASU will have a material effect on our financial position, requiring us to recognize assets and liabilities for operating leases we have entered into for our principal executive offices as well as certain warehouse, manufacturing and distribution facilities globally. We are in the process of determining the full impact recognition of such assets and liabilities will have on our financial position, results of operations and cash flows.
Note 2.     Discontinued Operations
On April 30, 2018, we closed the sale of substantially all of our S&IP business, as well as our name “Halyard Health” (and all variations of our name and related intellectual property rights) and our information technology (“IT”) system (the

“Divestiture”) pursuant to an Amended and Restated Purchase Agreement (“Amended and Restated Purchase Agreement”) dated April 30, 2018 by and among us and certain of our affiliates and Owens & Minor, Inc. (“Buyer”). The purchase price paid for the Divestiture was $710 million in cash, subject to certain adjustments as provided in the Amended and Restated Purchase Agreement. The net proceeds will be used to retire the remainder of our senior secured term loan (see Note 6, “Debt”) and reinvest in the business through acquisition and organic growth.
We have entered into certain commercial agreements, including a transition services agreements with the Buyer, pursuant to which we and the Buyer, and each company’s respective affiliates will provide to each other various transitional services. The services will terminate no later than two years after the Divestiture. We have also entered into distribution agreements with the Buyer under which we will remain a limited risk distributor for S&IP products on the Buyer’s behalf for sales outside of the United States and Canada.
As a result of the Divestiture, the results of operations from our S&IP business are reported in the accompanying condensed consolidated income statements as “Income from discontinued operations, net of tax” for the three months ended March 31, 2018 and 2017, and the related assets and liabilities are classified as held-for-sale as of March 31, 2018 and December 31, 2017 in the accompanying balance sheet. The remaining business is managed with one reportable business segment, the Medical Devices business.
The following table summarizes the financial results of our discontinued operations for all periods presented herein (in millions):

	Three Months Ended March 31,
	2018	2017
Net Sales	$264.0	$249.9
Cost of products sold	194.5	188.5
Research and development	0.9	0.7
Selling, general and other expenses	27.2	16.4
Other expense, net	0.3	0.4
Income from discontinued operations before income taxes	41.1	43.9
Tax provision from discontinued operations	(9.6)	(16.2)
Income from Discontinued Operations, net	$31.5	$27.7
In accordance with accounting principles generally accepted in the United States (“GAAP”), only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, certain expenses that were historically presented as a component of the S&IP were kept in continuing operations. These expenses, on a pre-tax basis, were $27.9 million and $28.9 million in the three months ended March 31, 2018 and 2017, respectively.

Details on assets and liabilities classified as held for sale in the accompanying condensed consolidated balance sheets are presented in the following table (in millions):

	March 31, 2018	December 31, 2017
Assets held for sale - discontinued operations
Accounts receivable, net of allowances	$1.6	$1.5
Inventories	215.1	198.3
Prepaid and other current assets	4.2	2.3
Current assets held for sale - discontinued operations	220.9	202.1
Property, plant and equipment, net	149.3	150.8
Goodwill	267.2	267.3
Other intangible assets, net	0.9	0.9
Non-current deferred tax assets	7.1	7.1
Other assets	0.4	0.4
Total assets held for sale - discontinued operations	645.8	628.6
Other assets classified as held for sale	4.6	3.9
Total assets classified as held for sale	$650.4	$632.5
Liabilities held for sale - discontinued operations
Accounts payable	$14.2	$15.5
Accrued expenses	14.6	11.2
Current liabilities held for sale - discontinued operations	28.8	26.7
Deferred tax liabilities	0.3	0.3
Other long-term liabilities	8.8	6.9
Total liabilities held for sale - discontinued operations	$37.9	$33.9
Assets and liabilities held for sale as of March 31, 2018 and December 31, 2017 are classified as current since we anticipated the closing of the Divestiture within one year. Other assets and liabilities held for sale that are not related to discontinued operations relate primarily to our IT system.
The following table provides operating and investing cash flow information for our discontinued operations (in millions):

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Depreciation and amortization	$—	$6.0
Stock-based compensation expense	0.2	0.3
Investing Activities:
Capital expenditures	0.5	0.4
Note 3.     Restructuring Activities
Organizational Alignment
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
We incurred $1.0 million of costs, primarily for consulting services in the three months ended March 31, 2018, which are included in “Selling and general expenses” in the accompanying condensed consolidated income statement. In the three months ended March 31, 2018, no severance and benefits payments have been made and the remaining liability in “Accrued expenses”

and “Other long-term liabilities” for employee severance and benefits was $5.0 million in the accompanying condensed consolidated balance sheet as of March 31, 2018.
Information Technology Systems
The purchase price the Company will receive upon closing the Divestiture includes the sale of the Company’s IT systems. The sale of the IT systems enables the Company to migrate to an IT platform that is more appropriate for its business and size. Accordingly, in March 2018, the phase of the Plan to restructure and enhance the Company’s IT systems (the “ITS Plan”) was approved.
The Company expects to incur between $40 million and $50 million to implement the ITS Plan, of which $30 million to $35 million is expected to qualify for capitalization and the remainder, primarily consulting and other costs, will be expensed as incurred. The Company expects to substantially complete the ITS Plan by the end of 2019. We have incurred $1.9 million of costs related to the ITS Plan in the three months ended March 31, 2018 which are included in “Selling and general expenses” in the accompanying condensed consolidated income statement. No amounts were capitalized in the three months ended March 31, 2018.
Note 4.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	March 31, 2018	December 31, 2017
Accounts receivable	$201.3	$204.9
Allowances and doubtful accounts	(1.8)	(1.9)
Accounts receivable, net	$199.5	$203.0
Allowances and doubtful accounts includes allowances of $0.8 million and $0.9 million for doubtful accounts, $0.8 million and $0.8 million for sales discounts and $0.2 million and $0.2 million for sales returns as of March 31, 2018 and December 31, 2017, respectively.
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	March 31, 2018			December 31, 2017
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$28.9	$1.0	$29.9	$26.6	$1.5	$28.1
Work in process	23.5	0.2	23.7	20.4	0.3	20.7
Finished goods	36.8	9.6	46.4	40.0	9.6	49.6
Supplies and other	—	6.3	6.3	—	5.7	5.7
	89.2	17.1	106.3	87.0	17.1	104.1
Excess of FIFO or weighted-average cost over LIFO cost	(14.0)	—	(14.0)	(13.0)	—	(13.0)
Total	$75.2	$17.1	$92.3	$74.0	$17.1	$91.1

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	March 31, 2018	December 31, 2017
Land	$1.0	$1.0
Buildings	41.7	41.0
Machinery and equipment	128.1	124.4
Construction in progress	21.1	21.5
	191.9	187.9
Less accumulated depreciation	(74.4)	(78.0)
Total	$117.5	$109.9
Depreciation expense was $3.2 million and $4.9 million for the three months ended March 31, 2018 and 2017, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows (in millions):

Goodwill
Balance at December 31, 2017	$764.7
Currency translation adjustment	(0.1)
Balance at March 31, 2018	$764.6
Intangible assets subject to amortization consist of the following (in millions):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$125.9	$(98.6)	$27.3	$125.9	$(97.6)	$28.3
Patents and acquired technologies	253.3	(149.4)	103.9	253.0	(146.1)	106.9
Other	43.2	(35.5)	7.7	43.1	(35.1)	8.0
Total	$422.4	$(283.5)	$138.9	$422.0	$(278.8)	$143.2
As of each period ended March 31, 2018 and December 31, 2017, we had $5.7 million of acquired in-process research and development projects. Amortization expense for intangible assets was $4.5 million and $5.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively. We estimate amortization expense for the remainder of 2018 and the following four years and beyond will be as follows (in millions):

For the years ending December 31,
2018	$13.9
2019	15.3
2020	13.1
2021	10.9
2022	10.4
Thereafter	75.3
Total	$138.9

Accrued Expenses
Accrued expenses consist of the following (in millions):

	March 31, 2018	December 31, 2017
Accrued rebates	$60.2	$64.4
Accrued salaries and wages	21.6	44.5
Accrued taxes - income and other	14.4	6.8
Other	32.1	29.2
Total	$128.3	$144.9
Accrued rebates represents amounts accrued for estimated incentives earned by customers.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	March 31, 2018	December 31, 2017
Taxes payable	$9.5	$10.0
Accrued compensation benefits	4.7	4.6
Other	16.0	17.2
Total	$30.2	$31.8
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
In the three months ended March 31, 2018, there were no transfers among Level 1, 2 or 3 fair value determinations.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		March 31, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$203.1	$203.1	$219.7	$219.7
Liabilities
Senior Unsecured Notes	1	247.3	257.9	247.1	259.7
Senior Secured Term Loan	2	294.7	301.2	333.8	341.1
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of the senior unsecured notes was based on observable market prices based on trading activity on a primary exchange. The fair value of our senior secured term loan was based on observed trading prices in a secondary market.

Note 6.     Debt
As of March 31, 2018 and December 31, 2017, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	March 31, 2018	December 31, 2017
Senior Secured Term Loan	4.30%	2021	$299.0	$339.0
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Total long-term debt			549.0	589.0
Unamortized Debt Discounts and Issuance Costs
Senior Secured Term Loan			(4.3)	(5.2)
Senior Unsecured Notes			(2.7)	(2.9)
Total Debt, net			542.0	580.9
Less current portion of long-term debt			—	(39.8)
Total long-term debt			$542.0	$541.1
Senior Secured Term Loan and Revolving Credit Facility
The senior secured term loan (the “Term Loan Facility”) is under a credit agreement that also includes a senior secured revolving credit facility that matures on October 31, 2019 which allows for borrowings up to $250 million, with a letter of credit sub-facility in an amount of $75 million and a swingline sub-facility in an amount of $25 million (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Senior Credit Facilities”). The Senior Credit Facilities are secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 4.82% as of March 31, 2018. The interest rate in effect as of March 31, 2018 was 4.40%.
The credit agreement contains an excess cash flow provision that requires a mandatory principal prepayment of our Term Loan Facility if we generate cash in excess of a defined measure of cash flow (“Excess Cash”). We paid $40 million under this prepayment requirement in the first quarter of 2018 as we generated Excess Cash for the year ended December 31, 2017. This prepayment is classified as “Current portion of long-term debt” in the accompanying condensed consolidated balance sheet as of December 31, 2017. In conjunction with the prepayment we incurred an early debt extinguishment loss of $0.6 million.
We intend to repay the remaining amount owed on the Term Loan Facility using the net proceeds from the Divestiture soon after closing. The repayment will result in an early-extinguishment loss of $4.1 million, which represents the unamortized debt discounts and issuance costs expected to be remaining when the Term Loan Facility is repaid.
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
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of March 31, 2018, we had no borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility.
Senior Unsecured Notes
The senior unsecured notes (the “Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Unamortized debt discount and issuance costs are being amortized over the life of the Notes using the interest method, resulting in an effective interest rate of 6.52% as of March 31, 2018.
Note 7.     Income Taxes
On December 22, 2017, new federal tax reform, the Tax Cuts and Jobs Act (the “Act”), was enacted in the United States, resulting in significant changes from previous tax law. The new legislation reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. In the fourth quarter of 2017, we recorded a net benefit of $10.0 million on the date of enactment of the new legislation. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $16.0 million of benefit. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $7.0 million based on cumulative foreign earnings of $101 million. We also recorded a $1 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax.
The adjustments to the deferred tax assets and liabilities, and the liability related to the transition tax are provisional amounts based on information available as of March 31, 2018. These amounts are subject to change as we obtain information necessary to complete the calculations. We continue to evaluate the provisional estimates, but as of March 31, 2018, we have not modified our original estimates made as of December 31, 2017. We will update the provisional amounts as we refine our estimates of cumulative temporary differences and our interpretations of the application of the new legislation. We expect to complete our analysis of the provisional items during the second half of 2018.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $16.0 million of deferred tax benefit recorded in connection with the re-measurement of certain deferred tax assets and liabilities, the $7.0 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings and the $1 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax are provisional amounts and reasonable estimates at December 31, 2017. The impact of the Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations we have made, guidance that may be issued and actions we may take as a result of the Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments.
The Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of March 31, 2018, the Company has included estimated GILTI effects in our calculation of tax expense for the quarter. The Company has not provided deferred taxes related to GILTI as of March 31, 2018.
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
While the provisional transition tax of approximately $7.0 million resulted in the reduction of the excess amount of financial reporting over the tax basis in our foreign subsidiaries, we have not completed our analysis of the Act’s impact as an actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. We have not completed our analysis of our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation. Therefore, we have not made a provisional estimate of the deferred taxes attributable to repatriation. We will record the tax effects of any change in our prior assertion with respect to these investments, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable, in the period that we are first able to make a reasonable estimate, no later than December 2018. While we otherwise intend to maintain the indefinite reinvestment exception, we have provided for a deferred tax asset of $5.3 million representing our tax basis over book basis in our investment in certain investments in connection with the divestiture of our S&IP business.
The income tax benefit was $3.5 million and $9.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Our effective tax rate for the three months ended March 31, 2018 was 24% compared to 40% in the prior year due primarily to the effects of the Act.

Note 8.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Defined Benefit Pension Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2017	$(31.6)	$0.8	$(0.5)	$(31.3)
Other comprehensive income (loss)	9.3	(0.3)	0.5	9.5
Balance, March 31, 2018	$(22.3)	$0.5	$—	$(21.8)
The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Unrealized translation	$9.3	$9.8
Defined benefit pension plans	(0.3)	0.2
Tax effect	—	—
Defined benefit pension plans, net of tax	(0.3)	0.2
Cash flow hedges	0.6	0.9
Tax effect	(0.1)	(0.2)
Cash flow hedges, net of tax	0.5	0.7
Change in AOCI	$9.5	$10.7
Note 9.     Stock-Based Compensation
Aggregate stock-based compensation expense for the three months ended March 31, 2018 and 2017 was $3.5 million and $4.4 million, respectively.
Stock-based compensation expense related to stock options in the three months ended March 31, 2018 and 2017 was $0.5 million and $1.1 million, respectively.
Expense related to time-based restricted share units in the three months ended March 31, 2018 and 2017 was $2.0 million and $2.3 million, respectively.
Stock-based compensation expense related to performance-based restricted share units was $1.0 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.
The stock-based compensation expense amounts above include amounts allocated to discontinued operations, which was $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.
Note 10.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are generally our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the three months ended March 31, 2018 and 2017, we have incurred expenses of $1.7 million and $8.0 million, respectively, related to these matters.
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
On April 7, 2017, a jury returned a verdict for the plaintiff, finding that Kimberly-Clark was liable for $4 million in compensatory damages (not including prejudgment interest) and $350 million in punitive damages, and that Halyard was liable for $0.3 million in compensatory damages (not including prejudgment interest) and $100 million in punitive damages. Subsequently, the court also ruled on the plaintiff’s UCL claim and request for injunctive relief. The court found in favor of the plaintiff on the UCL claim but denied the plaintiff’s request for restitution. The court also denied the plaintiff’s request for injunctive relief.
On May 25, 2017, we filed three post-trial motions: a renewed motion for judgment as a matter of law; a motion to decertify the class; and a motion for new trial, remittitur, or amendment of the judgment. On March 30, 2018, the court ruled on the post-trial motions. The court denied all three, except it granted in part the motion to reduce the award of punitive damages to a 5 to 1 ratio with compensatory damages.
On April 11, 2018, the court issued an Amended Judgment in favor of the plaintiff and against us and Kimberly-Clark. The judgment against us is $0.3 million in compensatory damages and pre-judgment interest and $1.3 million in punitive damages. The judgment against Kimberly-Clark is $3.9 million in compensatory damages, $1.3 million in pre-judgment interest and $19.4 million in punitive damages.
On April 12, 2018, we filed a notice of appeal to the Ninth Circuit Court of Appeals. We intend to continue our vigorous defense of the Bahamas matter.
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

Shahinian
On October 12, 2016, after the DOJ and various States declined to intervene, a qui tam matter was unsealed and a complaint subsequently served on us in a matter styled U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C. D. Cal.) (“Shahinian”), filed on October 27, 2014. The case alleges, among other things, violations of the federal and various state False Claims Acts in connection with the marketing and sale of certain surgical gowns. On March 8, 2017, Kimberly-Clark moved to dismiss the Shahinian complaint, and on July 14, 2017, the California court granted Kimberly-Clark’s motion. The plaintiff then filed a second amended complaint, and on August 11, 2017, Kimberly-Clark moved to dismiss that one as well. On November 30, 2017, the California court again granted Kimberly-Clark’s motion. The plaintiff then filed a third amended complaint. On January 18, 2018, Kimberly-Clark moved to dismiss that one too.
We may have an Indemnification Obligation for the Shahinian matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend the remaining claims.
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
Jackson
We were served with a complaint in a matter styled Jackson v. Halyard Health, Inc., Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-05093-LTS (S.D.N.Y.), filed on June 28, 2016. In that case, the plaintiff brings a putative class action against the Company, our Chief Executive Officer, our Chief Financial Officer and other defendants, asserting claims for violations of the Securities Exchange Act, Sections 10(b) and 20(a). The plaintiff alleges that the defendants made misrepresentations and failed to disclose certain information about the safety and effectiveness of our MicroCool gowns and thereby artificially inflated the Company’s stock prices during the respective class periods. The alleged class period for purchasers of Kimberly-Clark securities who subsequently received Halyard Health securities is February 25, 2013 to October 21, 2014, and the alleged class period for purchasers of Halyard Health securities is October 21, 2014 to April 29, 2016. On February 16, 2017, we moved to dismiss the case. On March 30, 2018, the court granted our motion to dismiss and entered judgment in our favor. The plaintiff has 30 days from the entry of judgment to file his notice of appeal. On April 27, 2018, the plaintiff filed a Motion for Relief from the Judgment and for Leave to Amend. We intend to continue our vigorous defense of this matter.
Richardson, Chiu and Pick
We were also served with a complaint in a matter styled Margaret C. Richardson Trustee of the Survivors Trust Dated 6/12/84 for the Benefit of the H&M Richardson Revocable Trust v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-06296 (S. D. N. Y.) (“Richardson”), filed on August 9, 2016. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and alleges that the defendants breached their fiduciary duty, were unjustly enriched, and violated Section 14(A) of the Securities and Exchange Act in connection with Halyard Health, Inc.’s marketing and sale of MicroCool gowns. We were also served with a complaint in a matter styled Kai Chiu v. Robert E. Abernathy, Steven E. Voskuil, et al, No. 2:16-cv-08768 (C.D. Cal.), filed on November 23, 2016. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc., and makes allegations and brings causes of action similar to those in Richardson, but the plaintiff also adds causes of action for abuse of control, gross mismanagement, and waste of corporate assets. We were also served with a complaint in a matter styled Lukas Pick v. Robert E. Abernathy, Steven E. Voskuil, et al. No. e:18-cv-00295 (D. Del.) filed on February 21, 2018. In that case, the plaintiff sues derivatively on behalf of Halyard Health, Inc. and makes allegations and brings causes of action similar to those in Richardson and Chiu. We intend to vigorously defend these matters.
Medline Industries
We were also served with a complaint in the matter styled Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 2:16-cv-08571 (C. D. Cal.), filed on November 17, 2016. In that case, the plaintiff makes allegations similar to those in Bahamas and Shahinian and brings causes of action under federal and state false advertising laws and state unfair competition laws. On March 31, 2017 we moved to dismiss certain of Medline’s claims and to transfer any surviving claims from California to Georgia. On June 2, 2017 the court granted our motion to transfer the case to Georgia and denied without prejudice our motion to dismiss. On June 30, 2017 now before the court in Georgia and with the case re-styled as Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 1:17-cv-02032 (N. D. Ga.), Kimberly-Clark and Halyard filed renewed motions to dismiss certain of Medline’s claims. On February 28, 2018, the court granted our motion to dismiss. On March 14, 2018, Medline filed a second amended complaint. On March 28, 2018, we filed our answer and counterclaims. The counterclaims are for false advertising law and state unfair competition laws.
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
As of March 31, 2018, we have an accrued liability for the matters described herein. The accrued liability is included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us, (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
The calculation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net loss from continuing operations	$(11.3)	$(14.9)
Net income from discontinued operations	31.5	27.7
Net income	$20.2	$12.8

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.9	46.7
Dilutive effect of stock options and restricted share unit awards	—	—
Diluted weighted average shares outstanding	46.9	46.7

Basic Earnings (Loss) Per Share
Continuing operations	$(0.24)	$(0.32)
Discontinued operations	$0.67	$0.59
Net income	$0.43	$0.27

Diluted Earnings (Loss) Per Share
Continuing operations	$(0.24)	$(0.32)
Discontinued operations	$0.67	$0.59
Net income	$0.43	$0.27
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
For the three months ended March 31, 2018, one million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

Note 12.    Business Segment Information
Information concerning unaudited consolidated operations by business segment is presented in the following table (in millions):

	Three Months Ended March 31,
	2018	2017
Net Sales
Medical Devices	$156.4	$145.7
Corporate and Other	—	—
Total Net Sales	156.4	145.7
Operating Profit
Medical Devices	40.1	38.0
Corporate and Other(a)	(45.3)	(48.6)
Other expense, net(b)	(1.8)	(7.0)
Total Operating Profit	(7.0)	(17.6)
Interest income	1.0	0.4
Interest expense	(8.8)	(7.6)
Income before Income Taxes	$(14.8)	$(24.8)
______________________________

(a)
Corporate and Other for the three months ended March 31, 2018 includes $27.9 million of costs formerly included in the S&IP business, $14.5 million of general expenses and $2.9 million of restructuring costs (see Note 3, “Restructuring Activities”). Corporate and Other for the three months ended March 31, 2017 includes $28.9 million of costs formerly included in the S&IP business, $17.6 million of general expenses and $1.6 million of acquisition-related expenses and $0.5 million of post-spin related rebranding costs.

(b)	Other expense includes amounts incurred related to litigation matters. See Note 10, “Commitments and Contingencies.”
Disaggregated Revenue
Our management evaluates the product category sales within our reportable business segment. Net sales by product category is presented in the following table (in millions):

	Three Months Ended March 31,
	2018	2017
Net Sales
Chronic care	$97.1	$88.6
Pain management	59.3	57.1
Total net sales	$156.4	$145.7
Due to the nature of our business, we receive purchase orders for products under supply agreements which are normally fulfilled within three to four weeks. Our performance obligations under purchase orders are satisfied and revenue is recognized at a point in time, which is upon shipment or upon delivery of our products to unaffiliated customers, depending on shipping terms. Accordingly, we normally do not have transactions that give rise to material unfulfilled performance obligations.
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
The following condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017, the condensed consolidating statements of income and cash flows for the three months ended March 31, 2018 and 2017 provide condensed consolidating financial information for Halyard Health, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidated basis.

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
HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$173.3	$74.9	$(91.8)	$156.4
Cost of products sold	—	84.5	72.6	(91.8)	65.3
Gross Profit	—	88.8	2.3	—	91.1
Research and development	—	9.9	—	—	9.9
Selling and general expenses	11.9	62.4	12.1	—	86.4
Other expense and (income), net	0.3	4.2	(2.7)	—	1.8
Operating (Loss) Profit	(12.2)	12.3	(7.1)	—	(7.0)
Interest income	0.4	—	1.4	(0.8)	1.0
Interest expense	(8.9)	(0.7)	—	0.8	(8.8)
(Loss) Income Before Income Taxes	(20.7)	11.6	(5.7)	—	(14.8)
Income tax benefit (provision)	7.9	(3.2)	(1.2)	—	3.5
Equity in earnings of consolidated subsidiaries	33.0	8.5	—	(41.5)	—
Net Income (Loss) from Continuing Operations	20.2	16.9	(6.9)	(41.5)	(11.3)
Income from discontinued operations, net of tax	—	16.9	14.6	—	31.5
Net Income	20.2	33.8	7.7	(41.5)	20.2
Total other comprehensive income, net of tax	9.5	8.5	8.1	(16.6)	9.5
Comprehensive Income	$29.7	$42.3	$15.8	$(58.1)	$29.7

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$162.1	$64.6	$(81.0)	$145.7
Cost of products sold	—	84.9	60.3	(81.0)	64.2
Gross Profit	—	77.2	4.3	—	81.5
Research and development	—	7.3	—	—	7.3
Selling and general expenses	10.0	64.0	10.8	—	84.8
Other expense and (income), net	0.2	9.6	(2.8)	—	7.0
Operating Loss	(10.2)	(3.7)	(3.7)	—	(17.6)
Interest income	0.2	—	1.0	(0.8)	0.4
Interest expense	(7.8)	(0.6)	—	0.8	(7.6)
Loss Before Income Taxes	(17.8)	(4.3)	(2.7)	—	(24.8)
Income tax benefit (provision)	1.2	9.2	(0.5)	—	9.9
Equity in earnings of consolidated subsidiaries	23.9	3.1	—	(27.0)	—
Net Income (Loss) from Continuing Operations	7.3	8.0	(3.2)	(27.0)	(14.9)
Income from discontinued operations, net of tax	5.5	16.5	5.7	—	27.7
Net Income	12.8	24.5	2.5	(27.0)	12.8
Total other comprehensive income, net of tax	10.7	8.5	9.7	(18.2)	10.7
Comprehensive Income	$23.5	$33.0	$12.2	$(45.2)	$23.5

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$85.1	$19.6	$98.4	$—	$203.1
Accounts receivable, net of allowances	1.1	640.1	262.1	(703.8)	199.5
Inventories	—	77.6	14.7	—	92.3
Prepaid expenses and other current assets	3.6	10.0	2.2	—	15.8
Assets held for sale	0.3	561.3	88.8	—	650.4
Total Current Assets	90.1	1,308.6	466.2	(703.8)	1,161.1
Property, Plant and Equipment, net	—	96.6	20.9	—	117.5
Investment in Consolidated Subsidiaries	2,204.6	409.8	—	(2,614.4)	—
Goodwill	—	738.0	26.6	—	764.6
Other Intangible Assets, net	—	135.1	9.5	—	144.6
Other Assets	0.3	8.8	6.0	—	15.1
TOTAL ASSETS	$2,295.0	$2,696.9	$529.2	$(3,318.2)	$2,202.9

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$480.1	$364.3	$45.1	$(695.1)	$194.4
Accrued expenses	13.7	98.3	25.0	(8.7)	128.3
Liabilities held for sale	—	8.5	29.4	—	37.9
Total Current Liabilities	493.8	471.1	99.5	(703.8)	360.6
Long-Term Debt	542.0	—	—	—	542.0
Other Long-Term Liabilities	7.4	36.6	4.5	—	48.5
Total Liabilities	1,043.2	507.7	104.0	(703.8)	951.1
Total Equity	1,251.8	2,189.2	425.2	(2,614.4)	1,251.8
TOTAL LIABILITIES AND EQUITY	$2,295.0	$2,696.9	$529.2	$(3,318.2)	$2,202.9

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$114.5	$16.0	$89.2	$—	$219.7
Accounts receivable, net of allowances	1.1	623.0	266.3	(687.4)	203.0
Inventories	—	76.0	15.1	—	91.1
Prepaid expenses and other current assets	0.6	11.7	2.1	—	14.4
Assets held for sale	0.3	546.7	85.5	—	632.5
Total Current Assets	116.5	1,273.4	458.2	(687.4)	1,160.7
Property, Plant and Equipment, net	—	92.9	17.0	—	109.9
Investment in Consolidated Subsidiaries	2,154.3	403.2	—	(2,557.5)	—
Goodwill	—	738.1	26.6	—	764.7
Other Intangible Assets, net	—	139.5	9.4	—	148.9
Other Assets	0.3	6.0	5.4	—	11.7
TOTAL ASSETS	$2,271.1	$2,653.1	$516.6	$(3,244.9)	$2,195.9

LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$39.8	$—	$—	$—	$39.8
Trade accounts payable	454.0	347.0	49.8	(679.6)	171.2
Accrued expenses	11.6	113.9	27.4	(8.0)	144.9
Liabilities held for sale	—	7.8	26.1	—	33.9
Total Current Liabilities	505.4	468.7	103.3	(687.6)	389.8
Long-Term Debt	541.1	—	—	—	541.1
Other Long-Term Liabilities	9.2	36.1	4.3	—	49.6
Total Liabilities	1,055.7	504.8	107.6	(687.6)	980.5
Total Equity	1,215.4	2,148.3	409.0	(2,557.3)	1,215.4
TOTAL LIABILITIES AND EQUITY	$2,271.1	$2,653.1	$516.6	$(3,244.9)	$2,195.9

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(24.4)	$41.4	$9.3	$—	$26.3
Investing Activities
Capital expenditures	—	(6.8)	(2.8)	—	(9.6)
Intercompany contributions	—	(32.0)	(0.1)	32.1	—
Cash Used in Investing Activities	—	(38.8)	(2.9)	32.1	(9.6)
Financing Activities
Intercompany contributions	31.7	—	0.4	(32.1)	—
Debt repayments	(40.0)	—	—	—	(40.0)
Purchase of treasury stock	(0.1)	—	—	—	(0.1)
Proceeds from the exercise of stock options	3.4	—	—	—	3.4
Cash (Used in) Provided by Financing Activities	(5.0)	—	0.4	(32.1)	(36.7)
Effect of Exchange Rate on Cash and Cash Equivalents	—	1.0	2.4	—	3.4
(Decrease) Increase in Cash and Cash Equivalents	(29.4)	3.6	9.2	—	(16.6)
Cash and Cash Equivalents, Beginning of Period	114.5	16.0	89.2	—	219.7
Cash and Cash Equivalents, End of Period	$85.1	$19.6	$98.4	$—	$203.1

HALYARD HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(14.2)	$39.9	$11.3	$—	$37.0
Investing Activities
Capital expenditures	—	(8.4)	(1.8)	—	(10.2)
Intercompany contributions	—	(32.3)	(0.2)	32.5	—
Cash Used in Investing Activities	—	(40.7)	(2.0)	32.5	(10.2)
Financing Activities
Intercompany contributions	35.5	—	(3.0)	(32.5)	—
Proceeds from the exercise of stock options	0.5	—	—	—	0.5
Cash Provided by (Used in) Financing Activities	36.0	—	(3.0)	(32.5)	0.5
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.5	1.6	—	2.1
Increase (Decrease) in Cash and Cash Equivalents	21.8	(0.3)	7.9	—	29.4
Cash and Cash Equivalents, Beginning of Period	54.2	9.5	50.0	—	113.7
Cash and Cash Equivalents, End of Period	$76.0	$9.2	$57.9	$—	$143.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
The following will be discussed and analyzed:

•	Divestiture of the Surgical and Infection Prevention (“S&IP”) Business

•	Discontinued Operations

•	Restructuring Activities

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Critical Accounting Policies

•	Information Concerning Forward-Looking Statements
Divestiture of the S&IP Business
On April 30, 2018, we closed the sale of substantially all of our S&IP business, as well as our name “Halyard Health” (and all variations of our name and related intellectual property rights) and our information technology “IT” system (the “Divestiture”) pursuant to an Amended and Restated Purchase Agreement (“Amended and Restated Purchase Agreement”) dated April 30, 2018 by and among us and certain of our affiliates and Owens & Minor, Inc. (the “Buyer”). The purchase price paid for the Divestiture was $710 million in cash, subject to certain adjustments as provided in the Amended and Restated Purchase Agreement. The net proceeds will be used to retire the remainder of our senior secured term loan (see Note 6, “Debt”) and reinvest in the business through acquisition and organic growth.
We have entered into certain commercial agreements, including a transition services agreement with the Buyer pursuant to which we and the Buyer, and each company’s respective affiliates will provide to each other various transitional services. The services will terminate no later than two years after the Divestiture. We have also entered into distribution agreements with the Buyer under which we will remain a limited risk distributor for S&IP products on the Buyer’s behalf for sales outside of the United States and Canada.
In the three months ended March 31, 2018, we have incurred $12.2 million of costs ($9.0 million, net of tax), related to the Divestiture, consisting primarily of professional fees for legal, tax and accounting services and is included in “Income from discontinued operations, net of tax” in the condensed consolidated income statement in Item 1 of this report.
As a focused Medical Devices business, Halyard will be operating in attractive end-markets. We will deploy a dual-track growth strategy focused on product development and M&A while right-sizing the cost structure of our operations to create a scalable and cost-efficient infrastructure. We have initiated a multi-year phased restructuring to reduce dis-synergies and corporate costs. See “Restructuring Activities” below for further discussion.
Discontinued Operations
As a result of the Divestiture, the results of operations from our S&IP business are reported as “Income from discontinued operations, net of tax” and the related assets and liabilities are classified as “held for sale” in the condensed consolidated financial statements in Item 1 of this report. See “Discontinued Operations” in Note 2 to the condensed consolidated financial statements in Item 1 of this report.
Net sales from discontinued operations increased to $264 million in the three months ended March 31, 2018 compared to $250 million in the three months ended March 31, 2017 primarily due to higher volume in exam gloves and facial protection and favorable currency exchange rates partially offset by price loss in exam gloves.

Restructuring Activities
Organizational Alignment
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
We incurred $1.0 million of costs, primarily for consulting services in the three months ended March 31, 2018, which are included in “Selling and general expenses” in the accompanying condensed consolidated income statement. In the three months ended March 31, 2018, no severance and benefits payments have been made and the remaining liability in “Accrued expenses” and “Other long-term liabilities” for employee severance and benefits was $5.0 million in the accompanying condensed consolidated balance sheet as of March 31, 2018.
Information Technology Systems
The purchase price the Company will receive upon closing the Divestiture includes the sale of the Company’s IT systems. The sale of the IT systems enables the Company to migrate to an IT platform that is more appropriate for its business and size. Accordingly, in March 2018, the phase of the Plan to restructure and enhance the Company’s IT systems (the “ITS Plan”) was approved.
The Company expects to incur between $40 million and $50 million to implement the ITS Plan, of which $30 million to $35 million is expected to qualify for capitalization and the remainder, primarily consulting and other costs, will be expensed as incurred. The Company expects to substantially complete the ITS Plan by the end of 2019. We have incurred $1.9 million of costs related to the ITS Plan in the three months ended March 31, 2018 which are included in “Selling and general expenses” in the accompanying condensed consolidated income statement. No amounts were capitalized in the three months ended March 31, 2018.

Results of Operations and Related Information
Costs Included in Continuing Operations
The results of operations described below excludes the S&IP business, which is reported in “Income from discontinued operations, net of tax” in the condensed consolidated income statement for all periods presented. In accordance with accounting principles generally accepted in the United States (“GAAP”), only costs specifically identifiable and attributable to a business to be disposed may be reported in discontinued operations. Consequently, certain costs that were historically presented as a component of the S&IP business were included in continuing operations. These costs, on a pre-tax basis, were $27.9 million and $28.9 million in the three months ended March 31, 2018 and 2017, respectively.
Other items impacting operating results include:
Restructuring activities
As previously described under “Restructuring Activities,” we have incurred $2.9 million of costs related to the Plan for the three months ended March 31, 2018, which includes $1.0 million for organizational alignment and $1.9 million for the ITS Plan.
Legal costs
We incurred $1.7 million of expenses for certain litigation matters in the three months ended March 31, 2018 compared to $8.0 million in the same period last year. See “Commitments and Contingencies” in Note 10 to the condensed consolidated financial statements in Item 1 of this report.
Acquisition-related (prior year only)
In the prior year, we incurred $1.6 million of costs related to the consolidation of Corpak into our existing corporate and operating facilities.
Spin-related (prior year only)
In the prior year, we incurred $0.5 million of costs primarily for rebranding activities as the transition of all of our products to Halyard-branded products neared completion.

Net Sales
Our net sales and operating profit (loss) is summarized in the following tables for the three months ended March 31, 2018 and 2017 (in millions):

			Three Months ended March 31,
			2018	2017	Change
Chronic care			$97.1	$88.6	9.6%
Pain management			59.3	57.1	3.9
Net Sales			$156.4	$145.7	7.3%

	Total	Volume	Pricing/Mix	Currency	Other
Net Sales - percentage change	7%	6%	—%	1%	—
Product Category Descriptions
Chronic care is focused on (i) digestive health products such as our Mic-Key enteral feeding tubes and Corpak patient feeding solutions and (ii) respiratory health products such as our Ballard closed airway suction systems and oral care kits.
Pain management is focused on non-opioid solutions including (i) surgical pain products, such as On-Q surgical pain pumps and (ii) interventional pain solutions, which provides minimally invasive pain relieving therapies, such as our Coolief pain therapy.

	Three Months ended March 31,
	2018	2017	Change
Operating Profit (Loss)
Medical Devices	$40.1	$38.0	5.5%
Corporate and Other(a)	(45.3)	(48.6)	N.M.
Other expense, net(b)	(1.8)	(7.0)	N.M.
Total Operating Loss	$(7.0)	$(17.6)	(60.2)%
______________________________
N.M. - Not meaningful

(a)
Corporate and Other for the three months ended March 31, 2018 includes $27.9 million of costs formerly included in the S&IP business, $14.5 million of general expenses and $2.9 million of restructuring costs (see Note 3, “Restructuring Activities”). Corporate and Other for the three months ended March 31, 2017 includes $28.9 million of costs formerly included in the S&IP business, $17.6 million of general expenses and $1.6 million of acquisition-related expenses and $0.5 million of post-spin related rebranding costs.

(b)	Other expense includes amounts incurred related to litigation matters. See Note 10, “Commitments and Contingencies.”
First Quarter 2018 Compared to First Quarter 2017
Net sales increased 7% over the prior year due primarily to 6% of organic volume growth. Volume growth was led by interventional pain, which was driven by increased adoption of our Coolief therapy, digestive health continues to benefit from volume growth in Corpak products and respiratory health was driven by an exclusive oral care supply contract with a major GPO and a more severe cold and flu season this winter. Surgical pain products experienced lower volume, partially offsetting the higher volume in our other products, and may continue to face challenges due to a shortage of Bupivacaine, the pain medication predominantly used in our On-Q surgical pain pumps.
Favorable organic volume growth also drove the 6% improvement in operating profit. In addition to the items described previously, research and development and selling and general expenses were higher than the same period last year as we accelerated investment primarily in our pain management business.

Net Sales By Geographic Region
The factors causing volume growth were consistent throughout our geographic regions. Net sales by region is presented in the table below (in millions):

(in millions)	Three Months ended March 31,
	2018	2017	Change
Net Sales
North America	$122.4	$113.8	7.6%
Europe, Middle East and Africa	20.5	19.6	4.6
Asia Pacific and Latin America	13.5	12.3	9.8
Total Net Sales	$156.4	$145.7	7.3%
Interest Income and Expense
Interest expense was $8.8 million and $7.6 million in the three months ended March 31, 2018 and 2017, respectively. The London Interbank Offer Rate (“LIBOR”), which is the base rate on our senior secured term loan, was 1.65% as of March 31, 2018 and 0.98% as of March 31, 2017, which drove the weighted average interest rates on the senior secured term loan to 4.30% and 3.53% in the the three months ended March 31, 2018 and 2017, respectively. In March 2018, we repaid $40 million on our senior secured term loan.
Income Taxes
On December 22, 2017, new federal tax reform, the Tax Cuts and Jobs Act (the “Act”), was enacted in the United States, resulting in significant changes from previous tax law. The new legislation reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. In the fourth quarter of 2017, we recorded a net benefit of $10.0 million on the date of enactment of the new legislation. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $16.0 million of benefit. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $7.0 million based on cumulative foreign earnings of $101 million. We also recorded a $1 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax.
The adjustments to the deferred tax assets and liabilities, and the liability related to the transition tax are provisional amounts based on information available as of March 31, 2018. These amounts are subject to change as we obtain information necessary to complete the calculations. We continue to evaluate the provisional estimates, but as of March 31, 2018, we have not modified our original estimates made as of December 31, 2017. We will update the provisional amounts as we refine our estimates of cumulative temporary differences and our interpretations of the application of the new legislation. We expect to complete our analysis of the provisional items during the second half of 2018.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $16.0 million of deferred tax benefit recorded in connection with the re-measurement of certain deferred tax assets and liabilities, the $7.0 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings and the $1 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax are provisional amounts and reasonable estimates at December 31, 2017. The impact of the Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations we have made, guidance that may be issued and actions we may take as a result of the Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments.
The Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of March 31, 2018, the Company has included estimated GILTI effects in our calculation of tax expense for the quarter. The Company has not provided deferred taxes related to GILTI as of March 31, 2018.
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
While the provisional transition tax of approximately $7.0 million resulted in the reduction of the excess amount of financial reporting over the tax basis in our foreign subsidiaries, we have not completed our analysis of the Act’s impact as an actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. We have not completed our analysis of our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation. Therefore, we have not made a provisional estimate of the deferred taxes attributable to repatriation. We will record the tax effects of any change in our prior assertion with respect to these investments, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable, in the period that we are first able to make a reasonable estimate, no later than December 2018. While we otherwise intend to maintain the indefinite reinvestment exception, we have provided for a deferred tax asset of $5.3 million representing our tax basis over book basis in our investment in certain investments in connection with the divestiture of our S&IP business.
The income tax benefit was $3.5 million and $9.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Our effective tax rate for the three months ended March 31, 2018 was 24% compared to 40% in the prior year due primarily to the effects of the Act.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available under our revolving credit facility. Cash provided by operating activities has been and is expected to remain a primary source of funds. Cash provided by operations has historically generated sufficient cash to fund our investments in working capital and capital expenditures. As of March 31, 2018, $118 million of our $203 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or result of operations for the foreseeable future. We believe that our ability to generate cash from domestic and international operations and the borrowing capacity under our available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
As described earlier under “Divestiture of the S&IP Business,” we closed the sale of our S&IP business on April 30, 2018 and intend to use the net proceeds to retire the remainder of our senior secured term loans and reinvest in the business through acquisition and organic growth.
Cash and equivalents decreased by $16.6 million to $203.1 million as of March 31, 2018 compared to $219.7 million as of December 31, 2017. The decrease was driven by a $40 million prepayment on our senior secured term loan and $9.6 million of capital expenditures partially offset by $26.3 million of cash provided by operating activities, $3.4 million of proceeds from stock option exercises and $3.4 million of favorable currency effects.
In the prior year, cash and equivalents increased by $29.4 million to $143.1 million as of March 31, 2017 primarily due to $37.0 million of cash provided by operating activities and $10.2 million of capital expenditures.
Operating Activities
Operating activities provided $26.3 million in the three months ended March 31, 2018 compared to $37.0 million in the same period last year primarily due to changes in working capital, particularly in inventories.
Investing Activities
Capital expenditures were $9.6 million in the three months ended March 31, 2018 compared to $10.2 million in the same period last year. In each of the three months ended March 31, 2018 and 2017, capital expenditures were made using cash on hand. As of March 31, 2018, we had an additional $3.3 million of capital expenditures included in accounts payable and accrued expenses that are expected to be paid using cash on hand.
Financing Activities
Financing activities included a $40 million prepayment on our senior secured term loan pursuant to an excess cash provision described below partially offset by $3.4 million in proceeds from the exercise of stock options.
Long Term Debt
As of March 31, 2018, debt was $542 million and consisted of (i) $295 million, net of unamortized discount, on our Senior Secured Term Loan and (ii) $247 million, net of unamortized discount, on our Senior Unsecured Notes. To the extent we remain in compliance with certain financial covenants in our credit agreement, funds under the revolving credit facility are available for our working capital and other liquidity requirements. As of March 31, 2018, we had no borrowings and letters of credit of $3 million outstanding under the Revolving Credit Facility.
Our senior secured term loan matures on October 31, 2021 is under a credit agreement that contains an excess cash flow provision that requires a mandatory prepayment if we generate cash in excess of a defined measure of cash flow (“Excess Cash”). Accordingly, we were required to prepay $40 million pursuant to this prepayment provision as we generated Excess Cash in the year ended December 31, 2017.
We intend to repay the remaining amount owed on the Term Loan Facility using the net proceeds from the Divestiture soon after closing. The repayment will result in an early-extinguishment loss of $4.1 million, which represents the unamortized debt discounts and issuance costs expected to be remaining when the Term Loan Facility is repaid.
See Note 6 to the accompanying condensed consolidated financial statements, “Debt,” for further details regarding our debt agreements.
Legal Matters
See Item 1, Note 10, “Commitments and Contingencies,” to the condensed consolidated financial statements for a discussion of current legal matters.
Critical Accounting Policies
See Item 1, Note 1, “Accounting Policies,” to the condensed consolidated financial statements for updates to our critical accounting policies and a discussion of recent accounting pronouncements.
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three months ended March 31, 2018 and 2017 and our financial position as of March 31, 2018 and December 31, 2017. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

•	general economic conditions particularly in the United States,

•	fluctuations in global equity and fixed-income markets,

•	the competitive environment,

•	the loss of current customers or the inability to obtain new customers,

•	litigation and enforcement actions,

•	price fluctuations in key commodities,

•	fluctuations in currency exchange rates,

•	disruption in supply of raw materials or the distribution of finished goods,

•	changes in governmental regulations that are applicable to our business,

•	changes in asset valuations including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons, and

•	any other matters described elsewhere in this MD&A or in the Risk Factors section of this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2017.
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
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6.     Exhibits

(a)	Exhibits

Exhibit Number	Description
2.1(a)
Amended and Restated Purchase Agreement, dated April 30, 2018, by and among Halyard Health, Inc. and certain of its affiliates and Owens and Minor, Inc., incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on May 1, 2018.

10.1(a)	Offer letter dated March 22, 2018.
31(a)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.
31(b)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.
32(a)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
32(b)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALYARD HEALTH, INC.
(Registrant)

May 2, 2018	By:	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 2, 2018	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)