Form 10-Q
period 2018-06-30
Avanos Medical, Inc.
filed 2018-08-07
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-36440

AVANOS MEDICAL, INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 31, 2018 there were 47,282,093 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales	$160.9	$149.1	$317.3	$294.8
Cost of products sold	66.2	64.6	131.5	128.8
Gross Profit	94.7	84.5	185.8	166.0
Research and development	10.8	9.2	20.7	16.5
Selling and general expenses	79.8	81.1	166.2	165.9
Other (income) expense, net	(4.7)	6.3	(2.9)	13.3
Operating Income (Loss)	8.8	(12.1)	1.8	(29.7)
Interest income	2.2	0.5	3.2	0.9
Interest expense	(9.9)	(7.8)	(18.7)	(15.4)
Income (Loss) Before Income Taxes	1.1	(19.4)	(13.7)	(44.2)
Income tax benefit	0.2	8.0	3.7	17.9
Income (Loss) from Continuing Operations	1.3	(11.4)	(10.0)	(26.3)
Income from Discontinued Operations, net of tax	34.0	28.5	65.5	56.2
Net Income	$35.3	$17.1	$55.5	$29.9

Earnings (Loss) Per Share
Basic:
Continuing Operations	$0.03	$(0.24)	$(0.21)	$(0.56)
Discontinued Operations	0.72	0.61	1.39	1.20
Basic Earnings Per Share	$0.75	$0.37	$1.18	$0.64

Diluted
Continuing Operations	$0.03	$(0.24)	$(0.21)	$(0.56)
Discontinued Operations	0.70	0.61	1.39	1.20
Diluted Earnings Per Share	$0.73	$0.37	$1.18	$0.64

See Notes to Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$35.3	$17.1	$55.5	$29.9
Other Comprehensive (Loss) Income, Net of Tax
Unrealized currency translation adjustments	(10.0)	4.7	(0.7)	14.5
Defined benefit plans	1.0	—	0.7	0.2
Cash flow hedges	(1.3)	0.4	(0.8)	1.1
Total Other Comprehensive (Loss) Income, Net of Tax	(10.3)	5.1	(0.8)	15.8
Comprehensive Income	$25.0	$22.2	$54.7	$45.7

See Notes to Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$479.6	$219.7
Restricted cash	51.5	—
Accounts receivable, net of allowances	189.2	203.0
Inventories	107.8	91.1
Prepaid expenses and other current assets	48.4	14.4
Assets held for sale	—	632.5
Total Current Assets	876.5	1,160.7
Property, Plant and Equipment, net	123.5	109.9
Goodwill	763.8	764.7
Other Intangible Assets, net	139.5	148.9
Deferred Tax Assets	10.6	7.6
Other Assets	3.5	4.1
TOTAL ASSETS	$1,917.4	$2,195.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$—	$39.8
Trade accounts payable	176.9	171.2
Accrued expenses	175.9	144.9
Liabilities held for sale	—	33.9
Total Current Liabilities	352.8	389.8
Long-Term Debt	247.4	541.1
Deferred Tax Liabilities	1.0	17.8
Other Long-Term Liabilities	29.6	31.8
Total Liabilities	630.8	980.5

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 47,279,645 outstanding as of June 30, 2018 and 46,920,076 outstanding as of December 31, 2017	0.5	0.5
Additional paid-in capital	1,567.7	1,550.5
Accumulated deficit	(244.4)	(299.9)
Treasury stock	(5.1)	(4.4)
Accumulated other comprehensive loss	(32.1)	(31.3)
Total Stockholders’ Equity	1,286.6	1,215.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,917.4	$2,195.9

See Notes to Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$55.5	$29.9
Depreciation and amortization	15.6	32.4
Stock-based compensation expense	5.6	9.8
Net non-cash gain on Divestiture	(98.4)	—
Net loss on asset dispositions	0.6	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	33.8	5.3
Inventories	(24.2)	(23.7)
Prepaid expenses and other assets	(32.7)	0.8
Accounts payable	(47.9)	11.1
Accrued expenses	33.2	(15.3)
Other	(11.5)	6.4
Cash (Used in) Provided by Operating Activities	(70.4)	56.7
Investing Activities
Capital expenditures	(20.7)	(16.6)
Proceeds from the Divestiture	734.5	—
Proceeds from dispositions of property	—	0.1
Cash Provided by (Used in) Investing Activities	713.8	(16.5)
Financing Activities
Debt repayments	(339.0)	—
Purchase of treasury stock	(0.6)	(2.0)
Proceeds from the exercise of stock options	11.4	0.8
Cash Used in Financing Activities	(328.2)	(1.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.8)	2.1
Increase in Cash, Cash Equivalents and Restricted Cash	311.4	41.1
Cash and Cash Equivalents - Beginning of Period	219.7	113.7
Cash, Cash Equivalents and Restricted Cash - End of Period	$531.1	$154.8

See Notes to Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Accounting Policies
Background and Basis of Presentation
Avanos Medical, Inc., formerly Halyard Health, Inc., is a medical technology company that operates its business through its Medical Devices business segment. References to “Avanos,” “Company,” “we,” “our” and “us” refer to Avanos Medical, Inc.
On April 30, 2018, we closed the sale of our S&IP business, including the name “Halyard Health” (and all variations thereof and related intellectual property rights). Accordingly, the Company’s name was changed from “Halyard Health, Inc.” to “Avanos Medical, Inc.” effective June 30, 2018.
Avanos is a medical technology company focused on delivering clinically superior breakthrough medical device solutions to improve patients’ quality of life. We are committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery.
Interim Financial Statements
We prepared the accompanying condensed consolidated financial statements according to accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and the condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. Our unaudited interim condensed consolidated financial statements contain all necessary material adjustments, which are of a normal and recurring nature, to fairly state our financial condition, results of operations and cash flows for the periods presented.
Use of Estimates
Preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Estimates are used in accounting for, among other things, distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, loss contingencies, and deferred tax assets and potential income tax assessments. Actual results could differ from these estimates, and the effect of the difference could be material to our financial statements. Changes in these estimates are recorded when known.
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
Pricing tiers - In certain of our contracts, pricing is dependent on volumes purchased. Pricing is lower for customers who purchase higher volumes. Customers are placed in a pricing tier based on expected purchase volume, which is developed primarily using the customer's purchase history. Depending on the customer's purchases, we may move the customer up or down a tier. Pricing in the new pricing tier is applied to purchase orders prospectively. There are no retrospective adjustments based on movements between pricing tiers.
See Note 5, "Supplemental Balance Sheet Information" for disclosure of our allowances for cash discounts, sales returns and doubtful accounts, and accrued rebates and incentives as of June 30, 2018 and December 31, 2017.
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
Recently Issued Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include accounting for share-based payments for acquiring goods and services from non-employees except for specific guidance on assumptions used in an option pricing model and expense attribution. ASU 2018-07 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We currently do not have any stock-based instruments outstanding to non-employees and do not anticipate any such awards in the foreseeable future. Accordingly, we do not expect adoption of this ASU to have a material effect on our financial position, results of operations or cash flows.
In February 2018, the FASB issued ASU No. 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU is intended to help companies reclassify certain stranded income tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act of 2017 (the “Act”), which was enacted in December 2017. ASU 2018-02 provides for the elimination of stranded tax effects of the Act by allowing reclassification of stranded tax effects from AOCI to retained earnings. This ASU is applicable only to tax effects relating to the Act, and the existing guidance regarding effects of other changes in tax laws is not affected. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted in any interim period for which financial statements have not yet been issued. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations and cash flows.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires the recognition of assets and liabilities for leases with lease terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or an operating lease, with the classification criteria for distinguishing between the two being similar to the classification criteria for distinguishing between capital and operating leases under current GAAP. However, unlike current GAAP, recognition of finance and operating leases on the balance sheet is required, and additional disclosures are required to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU requires modified retrospective application for existing leases. This ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, however, earlier application is permitted. The adoption of this ASU will have a material effect on our financial position, requiring us to recognize assets and liabilities for operating leases we have entered into for our principal executive offices as well as certain warehouse, manufacturing and distribution facilities globally. We have begun to evaluate and quantify the impact of our real estate leases, which represents the majority of our future minimum lease payments, and we will continue in our process of determining the full impact that recognition of right-of-use assets and liabilities will have on our financial position, results of operations and cash flows.
Note 2.     Discontinued Operations
On April 30, 2018, we closed the sale our S&IP business, which included the name “Halyard Health” (and all variations thereof and related intellectual property rights) and our information technology (“IT”) system (the “Divestiture”) pursuant to an Amended and Restated Purchase Agreement (“Amended and Restated Purchase Agreement”) dated April 30, 2018 by and among us and certain of our affiliates and Owens & Minor, Inc. (“Buyer”). The purchase price paid for the Divestiture was $710 million in cash plus certain adjustments as provided in the Amended and Restated Purchase Agreement, and resulted in a gain of $89.9 million. A portion of the net proceeds have been used to retire the remainder of our senior secured term loan (see Note 7, “Debt”). The remaining net proceeds will continue to be invested in the business through acquisitions (see Note 4, “Business Acquisitions) and organic growth.
We have entered into certain commercial agreements, including transition services agreements with the Buyer, pursuant to which we and the Buyer, and each company’s respective affiliates, will provide to each other various transitional services. The services will terminate no later than two years after the Divestiture. We have also entered into distribution agreements with the Buyer under which we will remain a limited risk distributor for S&IP products on the Buyer’s behalf for sales outside of the United States and Canada. As a result, we have $33.7 million of S&IP products included in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of June 30, 2018. We anticipate the transition services and limited risk distributor arrangements will terminate no later than two years following the Divestiture.
As a result of the Divestiture, the results of operations from our S&IP business are reported in the accompanying condensed consolidated income statements as “Income from discontinued operations, net of tax” for the three and six months ended June 30, 2018 and 2017, and the related assets and liabilities are classified as held-for-sale as of December 31, 2017 in the accompanying balance sheet. The remaining business is managed with one reportable business segment, the Medical Devices business.
The following table summarizes the financial results of our discontinued operations for all periods presented herein (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales	$89.0	$250.1	$353.0	$500.0
Cost of products sold	65.8	190.0	260.3	378.5
Research and development	0.2	0.6	1.1	1.3
Selling, general and other expenses	10.9	19.0	38.1	35.4
Gain on Divestiture	(89.9)	—	(89.9)	—
Other expense, net	0.1	(0.8)	0.4	(0.4)
Income from discontinued operations before income taxes	101.9	41.3	143.0	85.2
Tax provision from discontinued operations	(67.9)	(12.8)	(77.5)	(29.0)
Income from Discontinued Operations, net	$34.0	$28.5	$65.5	$56.2
In accordance with accounting principles generally accepted in the United States (“GAAP”), only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, certain expenses that were historically presented as a component of the S&IP business were kept in continuing operations. These expenses, on a pre-tax basis, were $9.1 million and $37.0 million in the three and six months ended June 30, 2018, respectively, and were $28.4 million and $57.3 million in the three and six months ended June 30, 2017, respectively.

Details on assets and liabilities classified as held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2017 are presented in the following table (in millions):

December 31, 2017
Assets held for sale - discontinued operations
Accounts receivable, net of allowances	$1.5
Inventories	198.3
Prepaid and other current assets	2.3
Current assets held for sale - discontinued operations	202.1
Property, plant and equipment, net	150.8
Goodwill	267.3
Other intangible assets, net	0.9
Non-current deferred tax assets	7.1
Other assets	0.4
Total assets held for sale - discontinued operations	628.6
Other assets classified as held for sale	3.9
Total assets classified as held for sale	$632.5
Liabilities held for sale - discontinued operations
Accounts payable	$15.5
Accrued expenses	11.2
Current liabilities held for sale - discontinued operations	26.7
Deferred tax liabilities	0.3
Other long-term liabilities	6.9
Total liabilities held for sale - discontinued operations	$33.9
Assets and liabilities held for sale as of December 31, 2017 were classified as current since we anticipated the closing of the Divestiture within one year. Other assets and liabilities held for sale that were not related to discontinued operations related primarily to our IT system. There were no assets or liabilities held for sale following the Divestiture on April 30, 2018.
The following table provides operating and investing cash flow information for our discontinued operations (in millions):

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Depreciation and amortization	$—	$11.9
Stock-based compensation expense	(1.5)	0.8
Investing Activities:
Capital expenditures	2.9	3.2
Note 3.     Restructuring Activities
Organizational Alignment
In December 2017, in conjunction with the Divestiture (see Note 2, “Discontinued Operations”), we initiated the first phase of a multi-year restructuring plan (the “Plan”). The initial phase of the Plan is intended to align our organizational and management structure with our remaining Medical Devices business.
We expect to incur between $8 million and $10 million of pre-tax costs, of which $6 million to $7 million is for employee severance and benefits and the remainder for third-party services and other related costs. These are cash costs that will be incurred as we execute the Plan, which we expect to substantially complete by the end of 2019.
Program-to-date, we have incurred $9.8 million of expenses, of which $3.5 million and $4.5 million, primarily for consulting services, were incurred in the three and six months ended June 30, 2018, respectively, and are included in “Selling and general expenses” in the accompanying condensed consolidated income statement.

We have a liability associated with employee severance and benefits related to the organizational alignment phase of the Plan. The following table summarizes the accrual and payment activity (in millions):

Accrual
Balance, December 31, 2017	$5.4
Charges and adjustments, net	0.9
Payments	(1.5)
Balance, June 30, 2018	$4.8
Information Technology Systems
The sale price the Company received upon closing the Divestiture included the sale of the Company’s IT systems. The sale of the IT systems enables the Company to migrate to an IT platform that is more appropriate for its business and size. Accordingly, in March 2018, we launched the phase of the Plan to restructure and enhance the Company’s IT systems (the “ITS Plan”).
The Company expects to incur between $40 million and $50 million to implement the ITS Plan, of which $30 million to $35 million is expected to qualify for capitalization and the remainder, primarily consulting and other costs, will be expensed as incurred. The Company expects to substantially complete the ITS Plan by the end of 2019. We have incurred $0.5 million and $2.3 million of costs related to the ITS Plan in the three and six months ended June 30, 2018 which are included in “Selling and general expenses” in the accompanying condensed consolidated income statement. In addition, as of June 30, 2018, we have capitalized $10.7 million of costs under the ITS Plan that are included in “Property, Plant and Equipment, net” in the accompanying condensed consolidated balance sheet.
Note 4.    Business Acquisitions
On July 1, 2018, Avanos acquired CoolSystems, Inc., for $65 million in cash (the “Acquisition”). CoolSystems, Inc. is marketed as Game Ready® and is hereinafter referred to as “Game Ready.”
In connection with the pending Acquisition, we paid a deposit of $51.5 million in June 2018 to an exchange agent to facilitate the closing of the Acquisition. This deposit is included in the accompanying condensed consolidated balance sheet as “Restricted cash.”
Game Ready develops, manufactures and markets the Game Ready® product line, used in pain management and rehabilitation of patients recovering from orthopedic surgery or sports-related injuries. Its product line includes the GRPro® 2.1 cold and compression therapy system; Med4 EliteTM multi-modality therapy unit; ATX® Wraps; and a variety of product accessories, all of which complement our existing acute pain management portfolio.

Note 5.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	June 30, 2018	December 31, 2017
Accounts receivable	$190.4	$204.9
Allowances and doubtful accounts	(1.2)	(1.9)
Accounts receivable, net	$189.2	$203.0
Allowances and doubtful accounts includes allowances of $0.9 million and $0.9 million for doubtful accounts, $0.2 million and $0.8 million for sales discounts, and $0.1 million and $0.2 million for sales returns as of June 30, 2018 and December 31, 2017, respectively.
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	June 30, 2018			December 31, 2017
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$37.3	$1.2	$38.5	$26.6	$1.5	$28.1
Work in process	25.6	0.4	26.0	20.4	0.3	20.7
Finished goods	40.0	10.3	50.3	40.0	9.6	49.6
Supplies and other	—	5.9	5.9	—	5.7	5.7
	102.9	17.8	120.7	87.0	17.1	104.1
Excess of FIFO or weighted-average cost over LIFO cost	(12.9)	—	(12.9)	(13.0)	—	(13.0)
Total	$90.0	$17.8	$107.8	$74.0	$17.1	$91.1

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	June 30, 2018	December 31, 2017
Land	$0.9	$1.0
Buildings	41.9	41.0
Machinery and equipment	130.8	124.4
Construction in progress	30.1	21.5
	203.7	187.9
Less accumulated depreciation	(80.2)	(78.0)
Total	$123.5	$109.9
Construction in progress includes $10.7 million of costs capitalized in connection with migration to a new IT platform and enhancements to our IT environment. See Note 3 for further discussion of our IT-related restructuring and enhancement activities.
Depreciation expense was $3.2 million and $6.4 million for the three and six months ended June 30, 2018 compared to $5.1 million and $10.0 million for the three and six months ended June 30, 2017, respectively.

Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment are as follows (in millions):

Goodwill
Balance at December 31, 2017	$764.7
Currency translation adjustment	(0.9)
Balance at June 30, 2018	$763.8
Intangible assets subject to amortization consist of the following (in millions):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$76.4	$(50.0)	$26.4	$125.9	$(97.6)	$28.3
Patents and acquired technologies	237.1	(136.9)	100.2	253.0	(146.1)	106.9
Other	38.0	(30.8)	7.2	43.1	(35.1)	8.0
Total	$351.5	$(217.7)	$133.8	$422.0	$(278.8)	$143.2
As of each period ended June 30, 2018 and December 31, 2017, we had $5.7 million of acquired in-process research and development projects. Amortization expense for intangible assets was $4.7 million and $9.2 million for the three and six months ended June 30, 2018 compared to $5.1 million and $10.4 million for the three and six months ended June 30, 2017, respectively. We estimate amortization expense for the remainder of 2018 and the following four years and beyond will be as follows (in millions):

For the years ending December 31,
2018	$8.8
2019	15.3
2020	13.1
2021	10.9
2022	10.4
Thereafter	75.3
Total	$133.8

Accrued Expenses
Accrued expenses consist of the following (in millions):

	June 30, 2018	December 31, 2017
Accrued rebates	$33.4	$64.4
Accrued salaries and wages	23.6	44.5
Accrued taxes - income and other	87.9	6.8
Other	31.0	29.2
Total	$175.9	$144.9
Accrued rebates represents amounts accrued for estimated incentives earned by customers.

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	June 30, 2018	December 31, 2017
Taxes payable	$9.4	$10.0
Accrued compensation benefits	4.9	4.6
Other	15.3	17.2
Total	$29.6	$31.8
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
In the three months ended June 30, 2018, there were no transfers among Level 1, 2 or 3 fair value determinations.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		June 30, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash, cash equivalents and restricted cash	1	$531.1	$531.1	$219.7	$219.7
Liabilities
Senior Unsecured Notes	1	247.4	256.6	247.1	259.7
Senior Secured Term Loan	2	—	—	333.8	341.1
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of the senior unsecured notes was based on observable market prices based on trading activity on a primary exchange. The fair value of our senior secured term loan was based on observed trading prices in a secondary market. In the second quarter of 2018, we repaid the remaining amount owed on our senior secured term loan. See Note 7, “Debt” for further details on the retirement of our senior secured term loan.

Note 7.     Debt
As of June 30, 2018 and December 31, 2017, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	June 30, 2018	December 31, 2017
Senior Secured Term Loan	4.42%	2021	$—	$339.0
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Total long-term debt			250.0	589.0
Unamortized Debt Discounts and Issuance Costs
Senior Secured Term Loan			—	(5.2)
Senior Unsecured Notes			(2.6)	(2.9)
Total Debt, net			247.4	580.9
Less current portion of long-term debt			—	(39.8)
Total long-term debt			$247.4	$541.1
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
We repaid $40.0 million of our Term Loan Facility in the first quarter of 2018 pursuant to an excess cash flow provision in the credit agreement, resulting in an early debt extinguishment loss of $0.6 million. Using a portion of the proceeds from the Divestiture, we repaid the remaining amount owed during the second quarter of 2018, resulting in an early debt extinguishment loss of $4.2 million. Accordingly, early debt extinguishment losses of $4.2 million and $4.8 million are included in “Interest expense” in the accompanying condensed consolidated income statements in the three and six months ended June 30, 2018, respectively. Notwithstanding the retirement of the Term Loan Facility, the Revolving Credit Facility remains and is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock.
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
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of June 30, 2018, we had no borrowings and letters of credit of $2.9 million outstanding under the Revolving Credit Facility.
Senior Unsecured Notes
The senior unsecured notes (the “Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Unamortized debt discount and issuance costs are being amortized over the life of the Notes using the interest method, resulting in an effective interest rate of 6.52% as of June 30, 2018.
Note 8.     Income Taxes
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

The adjustments to the deferred tax assets and liabilities, and the liability related to the transition tax are provisional amounts based on information available as of June 30, 2018. These amounts are subject to change as we obtain information necessary to complete the calculations. We continue to evaluate the provisional estimates, but as of June 30, 2018, we have not modified our original estimates made as of December 31, 2017. We will update the provisional amounts as we refine our estimates of cumulative temporary differences and our interpretations of the application of the new legislation. We expect to complete our analysis of the provisional items during the second half of 2018.
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
The Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of June 30, 2018, the Company has included estimated GILTI effects in our calculation of tax expense for the quarter. The Company has not provided deferred taxes related to GILTI as of June 30, 2018.
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
The income tax benefit was $0.2 million compared to a benefit of $8.0 million in the three months ended June 30, 2018 and 2017, respectively, and the corresponding effective tax rates were (18.2)% and 41.2%, respectively. The income tax benefit was $3.7 million compared to a benefit of $17.9 million in the six months ended June 30, 2018 and 2017, respectively, and the corresponding effective tax rates were 27.0% and 40.5%, respectively. The changes in the tax rate are primarily due to the effects of the Act.
Note 9.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Defined Benefit Pension Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2017	$(31.6)	$0.8	$(0.5)	$(31.3)
Other comprehensive income (loss)	(0.7)	0.7	(0.8)	(0.8)
Balance, June 30, 2018	$(32.3)	$1.5	$(1.3)	$(32.1)

The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unrealized translation	$(10.0)	$4.7	$(0.7)	$14.5
Defined benefit pension plans	1.2	—	0.9	0.2
Tax effect	(0.2)	—	(0.2)	—
Defined benefit pension plans, net of tax	1.0	—	0.7	0.2
Cash flow hedges	(1.6)	0.5	(1.0)	1.4
Tax effect	0.3	(0.1)	0.2	(0.3)
Cash flow hedges, net of tax	(1.3)	0.4	(0.8)	1.1
Change in AOCI	$(10.3)	$5.1	$(0.8)	$15.8
Note 10.     Stock-Based Compensation
Aggregate stock-based compensation expense for the three and six months ended June 30, 2018 was $2.1 million and $5.6 million, respectively, net of a Divestiture-related forfeiture benefit of $1.9 million that was recognized when employees conveyed to the Buyer upon closing. Stock-based compensation expense was $5.3 million and $9.7 million in the three and six months ended June 30, 2017, respectively.
Stock-based compensation expense related to stock options in the three and six months ended June 30, 2018 was $1.0 million and $1.5 million, respectively, net of $0.4 million of Divestiture-related forfeitures. Stock-based compensation expense from stock options was $2.3 million and $3.4 million in the three and six months ended June 30, 2017, respectively.
Expense related to time-based restricted share units in the three and six months ended June 30, 2018 was $0.2 million and $2.1 million, respectively, net of $0.9 million of Divestiture-related forfeitures. Expense from time-based restricted share units was $0.9 million and $3.1 million in the three and six months ended June 30, 2017, respectively.
Stock-based compensation expense related to performance-based restricted share units in the three and six months ended June 30, 2018 was $0.9 million and $1.9 million, respectively, net of $0.6 million of Divestiture-related forfeitures. Expense from performance-based restricted share units was $2.1 million and $3.2 million in the three and six months ended June 30, 2017, respectively.
The stock-based compensation expense amounts above include amounts allocated to discontinued operations. Most of the Divestiture-related benefit is included in discontinued operations. Accordingly, stock-based compensation expense allocated to discontinued operations was a net benefit of $1.7 million and $1.5 million, respectively, the three and six months ended June 30, 2018. Stock-based compensation expense allocated to discontinued operations was $0.4 million and $0.8 million in the three and six months ended June 30, 2017, respectively.
Note 11.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are generally our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). We have incurred expenses of $1.2 million and $2.9 million related to these matters in the three and six months ended June 30, 2018, respectively, compared to $5.7 million and $13.7 million in the three and six months ended June 30, 2017, respectively.
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

On April 7, 2017, a jury returned a verdict for the plaintiff, finding that Kimberly-Clark was liable for $4 million in compensatory damages (not including prejudgment interest) and $350 million in punitive damages, and that Avanos was liable for $0.3 million in compensatory damages (not including prejudgment interest) and $100 million in punitive damages. Subsequently, the court also ruled on the plaintiff’s UCL claim and request for injunctive relief. The court found in favor of the plaintiff on the UCL claim but denied the plaintiff’s request for restitution. The court also denied the plaintiff’s request for injunctive relief.
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
Kimberly-Clark Corporation
We have notified Kimberly-Clark that we have reserved our rights to challenge any purported obligation to indemnify Kimberly-Clark for the punitive damages awarded against them. In connection with our reservation of rights, on May 1, 2017, we filed a complaint in the matter styled Halyard Health, Inc. v. Kimberly-Clark Corporation, Case No. BC659662 (County of Los Angeles, Superior Court of California). In that case, we seek a declaratory judgment that we have no obligation, under the Distribution Agreement or otherwise, to indemnify, pay, reimburse, assume, or otherwise cover punitive damages assessed against Kimberly-Clark in Bahamas Surgery Center, LLC, et al. v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 14-CV-08390 (C.D. Cal., originally filed on October 29, 2014), or any Expenses or Losses (as defined in the distribution agreement) associated with an award of punitive damages. On May 2, 2017, Kimberly-Clark filed a complaint in the matter styled Kimberly-Clark Corporation v. Halyard Health, Inc., Case No. 2017-0332-AGB (Court of Chancery of the State of Delaware). In that case, Kimberly-Clark seeks a declaratory judgment that (1) we must indemnify them for all damages, including punitive damages, assessed against them in the Bahamas matter, (2) we have anticipatorily and materially breached the Distribution Agreement by our failure to indemnify them, and (3) we are estopped from asserting, or have otherwise waived, any claim that we are not required to indemnify them for all damages, including punitive damages, that may be awarded in the Bahamas matter. On May 26, 2017, we moved to dismiss or stay Kimberly-Clark’s Delaware complaint, and on June 16, 2017, Kimberly-Clark moved for summary judgment. On September 12, 2017, the Delaware court granted our motion to stay Kimberly-Clark’s complaint and therefore did not take any action on Kimberly-Clark’s motion for summary judgment. We intend to vigorously pursue our case against Kimberly-Clark in California and to vigorously defend against their case against us in Delaware.
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
Kromenaker
On March 17, 2017, the DOJ submitted a filing declining to intervene in another qui tam matter, and the complaint was unsealed and subsequently served on Kimberly-Clark and Avanos. That matter is styled U.S. ex rel. Kromenaker v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 1:15-cv-04413-SCJ (N. D. Ga.) (“Kromenaker”), filed on December 21, 2015. In that case, the plaintiff alleges, among other things, violations of the federal False Claims Act in connection with the marketing and sale of certain products, including feminine hygiene products, surgical gowns and endotracheal tubes. On June 12, 2017, Kimberly-Clark and Avanos moved to dismiss the complaint. On August 21, 2017, Kromenaker filed an amended complaint, and on September 20, 2017, Kimberly-Clark and Avanos filed motions to dismiss it.
We may have an Indemnification Obligation for certain parts of this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend this matter.
Jackson
We were served with a complaint in a matter styled Jackson v. Halyard Health, Inc., Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-05093-LTS (S.D.N.Y.), filed on June 28, 2016. In that case, the plaintiff brings a putative class action against the Company, our Chief Executive Officer, our Chief Financial Officer and other defendants, asserting claims for violations of the Securities Exchange Act, Sections 10(b) and 20(a). The plaintiff alleges that the defendants made misrepresentations and failed to disclose certain information about the safety and effectiveness of our MicroCool gowns and thereby artificially inflated the Company’s stock prices during the respective class periods. The alleged class period for purchasers of Kimberly-Clark securities who subsequently received Avanos securities is February 25, 2013 to October 21, 2014, and the alleged class period for purchasers of Avanos securities is October 21, 2014 to April 29, 2016. On February 16, 2017, we moved to dismiss the case. On March 30, 2018, the court granted our motion to dismiss and entered judgment in our favor. On April 27, 2018, the plaintiff filed a Motion for Relief from the Judgment and for Leave to Amend. We intend to continue our vigorous defense of this matter.
Richardson, Chiu and Pick
We were also served with a complaint in a matter styled Margaret C. Richardson Trustee of the Survivors Trust Dated 6/12/84 for the Benefit of the H&M Richardson Revocable Trust v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-06296 (S. D. N. Y.) (“Richardson”), filed on August 9, 2016. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc., and alleges that the defendants breached their fiduciary duty, were unjustly enriched, and violated Section 14(A) of the Securities and Exchange Act in connection with our marketing and sale of MicroCool gowns. We were also served with a complaint in a matter styled Kai Chiu v. Robert E. Abernathy, Steven E. Voskuil, et al, No. 2:16-cv-08768 (C.D. Cal.), filed on November 23, 2016. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc., and makes allegations and brings causes of action similar to those in Richardson, but the plaintiff also adds causes of action for abuse of control, gross mismanagement, and waste of corporate assets. We were also served with a complaint in a matter styled Lukas Pick v. Robert E. Abernathy, Steven E. Voskuil, et al. No. e:18-cv-00295 (D. Del.) filed on February 21, 2018. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc. and makes allegations and brings causes of action similar to those in Richardson and Chiu. We intend to vigorously defend these matters.
Medline Industries
We were also served with a complaint in the matter styled Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 2:16-cv-08571 (C. D. Cal.), filed on November 17, 2016. In that case, the plaintiff makes allegations similar to those in Bahamas and Shahinian and brings causes of action under federal and state false advertising laws and state unfair competition laws. On March 31, 2017 we moved to dismiss certain of Medline’s claims and to transfer any surviving claims from California to Georgia. On June 2, 2017 the court granted our motion to transfer the case to Georgia and denied without prejudice our motion to dismiss. On June 30, 2017 now before the court in Georgia and with the case re-styled as Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 1:17-cv-02032 (N. D. Ga.), Kimberly-Clark and Avanos filed renewed motions to dismiss certain of Medline’s claims. On February 28, 2018, the court granted our motion to dismiss. On March 14, 2018, Medline filed a second amended complaint. On March 28, 2018, we filed our answer and counterclaims. The counterclaims allege violations of false advertising law and state unfair competition laws. On May 9, 2018, Medline filed its answer to our counterclaims.
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
As of June 30, 2018, we have an accrued liability for the matters described herein. The accrued liability is included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us, (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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

Note 12.    Earnings Per Share (“EPS”)
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period, as determined using the treasury stock method.
The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) from continuing operations	$1.3	$(11.4)	$(10.0)	$(26.3)
Income from discontinued operations, net of tax	34.0	28.5	65.5	56.2
Net income	$35.3	$17.1	$55.5	$29.9

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	47.1	46.7	47.0	46.7
Dilutive effect of stock options and restricted share unit awards	1.1	—	—	—
Diluted weighted average shares outstanding	48.2	46.7	47.0	46.7

Basic Earnings (Loss) Per Share
Continuing operations	$0.03	$(0.24)	$(0.21)	$(0.56)
Discontinued operations	$0.72	$0.61	$1.39	$1.20
Net income	$0.75	$0.37	$1.18	$0.64

Diluted Earnings (Loss) Per Share
Continuing operations	$0.03	$(0.24)	$(0.21)	$(0.56)
Discontinued operations	$0.70	$0.61	$1.39	$1.20
Net income	$0.73	$0.37	$1.18	$0.64
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
The 1.1 million of potentially dilutive shares used in the diluted earnings per share calculation in the three months ended June 30, 2018 were excluded from the diluted earnings per per share calculation in the six months ended June 30, 2018 due to a year-to-date loss from continuing operations, which would cause the shares to become anti-dilutive. Accordingly, for the three and six months ended June 30, 2017, approximately 0.6 million of potentially dilutive stock options and restricted share unit awards were excluded from the calculation of earnings per share as their effect would have been anti-dilutive.

Note 13.    Business Segment Information
Information concerning unaudited consolidated operations by business segment is presented in the following table (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales
Medical Devices	$160.9	$149.1	$317.3	$294.8
Corporate and Other	—	—	—	—
Total Net Sales	160.9	149.1	317.3	294.8
Operating Profit
Medical Devices	31.1	40.7	71.2	78.7
Corporate and Other(a)	(27.0)	(46.5)	(72.3)	(95.1)
Other income (expense), net(b)	4.7	(6.3)	2.9	(13.3)
Total Operating Profit	8.8	(12.1)	1.8	(29.7)
Interest income	2.2	0.5	3.2	0.9
Interest expense	(9.9)	(7.8)	(18.7)	(15.4)
Income before Income Taxes	$1.1	$(19.4)	$(13.7)	$(44.2)
______________________________

(a)
Corporate and Other for the three and six months ended June 30, 2018 includes $9.1 million and $37.0 million, respectively, of costs formerly included in the S&IP business, $14.0 million and $28.5 million, respectively, of general expenses and $3.9 million and $6.8 million, respectively, of restructuring costs (see Note 3, “Restructuring Activities”). Corporate and Other for the three and six months ended June 30, 2017 includes $28.4 million and $57.3 million, respectively, of costs formerly included in the S&IP business, $16.4 million and $34.0 million, respectively, of general expenses, $1.7 million and $3.3 million, respectively, of acquisition-related expenses and zero and $0.5 million for post spin-related items.

(b)	Other expense includes amounts incurred related to litigation matters. See Note 11, “Commitments and Contingencies.”
Disaggregated Revenue
Our management evaluates the product category sales within our reportable business segment. Net sales by product category is presented in the following table (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales
Chronic care	$97.1	$88.7	$194.2	$177.3
Pain management	63.8	60.4	123.1	117.5
Total net sales	$160.9	$149.1	$317.3	$294.8
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
Note 14.    Supplemental Guarantor Financial Information
In October 2014, Avanos Medical, Inc.. (referred to below as “Parent”) issued the Notes (described in Note 7, “Debt”). The Notes are guaranteed, jointly and severally by each of our domestic subsidiaries that guarantees the Senior Credit Facilities (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions as defined in the Indenture dated October 17, 2014. Each Guarantor Subsidiary is directly or indirectly 100%-owned by Avanos Medical, Inc. Each of the guarantees of the Notes is a general unsecured obligation of each Guarantor Subsidiary and ranks equally in right of payment with all existing and future indebtedness and all other obligations (except subordinated indebtedness) of each Guarantor Subsidiary.
The following condensed consolidating balance sheets as of June 30, 2018 and December 31, 2017, the condensed consolidating statements of income for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017 provide condensed consolidating financial information for Avanos Medical, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidated basis.

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
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$169.7	$37.1	$(45.9)	$160.9
Cost of products sold	(0.8)	89.4	23.5	(45.9)	66.2
Gross Profit	0.8	80.3	13.6	—	94.7
Research and development	—	10.8	—	—	10.8
Selling and general expenses	8.7	59.6	11.5	—	79.8
Other income, net	(2.5)	(3.0)	(3.2)	4.0	(4.7)
Operating (Loss) Profit	(5.4)	12.9	5.3	(4.0)	8.8
Interest income	1.4	0.1	1.8	(1.1)	2.2
Interest expense	(10.0)	(0.9)	(0.1)	1.1	(9.9)
(Loss) Income Before Income Taxes	(14.0)	12.1	7.0	(4.0)	1.1
Income tax benefit (provision)	1.0	1.9	(2.7)	—	0.2
Equity in earnings of consolidated subsidiaries	54.8	132.1	—	(186.9)	—
Net Income from Continuing Operations	41.8	146.1	4.3	(190.9)	1.3
(Loss) Income from discontinued operations, net of tax	(6.5)	(66.8)	107.3	—	34.0
Net Income	35.3	79.3	111.6	(190.9)	35.3
Total other comprehensive loss, net of tax	(10.3)	(5.7)	(8.8)	14.5	(10.3)
Comprehensive Income	$25.0	$73.6	$102.8	$(176.4)	$25.0

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$163.8	$80.6	$(95.3)	$149.1
Cost of products sold	—	96.0	63.9	(95.3)	64.6
Gross Profit	—	67.8	16.7	—	84.5
Research and development	—	9.2	—	—	9.2
Selling and general expenses	9.7	61.6	9.8	—	81.1
Other expense and (income), net	0.1	9.2	(3.0)	—	6.3
Operating (Loss) Income	(9.8)	(12.2)	9.9	—	(12.1)
Interest income	0.2	—	1.1	(0.8)	0.5
Interest expense	(8.0)	(0.5)	(0.1)	0.8	(7.8)
(Loss) Income Before Income Taxes	(17.6)	(12.7)	10.9	—	(19.4)
Income tax benefit	1.3	5.3	1.4	—	8.0
Equity in earnings of consolidated subsidiaries	28.2	9.9	—	(38.1)	—
Net Income (Loss) from Continuing Operations	11.9	2.5	12.3	(38.1)	(11.4)
Income from discontinued operations, net of tax	5.2	19.2	4.1	—	28.5
Net Income	17.1	21.7	16.4	(38.1)	17.1
Total other comprehensive income, net of tax	5.1	3.4	5.2	(8.6)	5.1
Comprehensive Income	$22.2	$25.1	$21.6	$(46.7)	$22.2

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Six Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$343.0	$112.0	$(137.7)	$317.3
Cost of products sold	(0.8)	173.9	96.1	(137.7)	131.5
Gross Profit	0.8	169.1	15.9	—	185.8
Research and development	—	20.7	—	—	20.7
Selling and general expenses	20.6	122.0	23.6	—	166.2
Other (income) and expense, net	(2.2)	1.2	(5.9)	4.0	(2.9)
Operating (Loss) Income	(17.6)	25.2	(1.8)	(4.0)	1.8
Interest income	1.8	0.1	3.2	(1.9)	3.2
Interest expense	(18.9)	(1.6)	(0.1)	1.9	(18.7)
(Loss) Income Before Income Taxes	(34.7)	23.7	1.3	(4.0)	(13.7)
Income tax benefit (provision)	8.9	(1.3)	(3.9)	—	3.7
Equity in earnings of consolidated subsidiaries	87.8	140.6	—	(228.4)	—
Net Income (Loss) from Continuing Operations	62.0	163.0	(2.6)	(232.4)	(10.0)
(Loss) Income from discontinued operations, net of tax	(6.5)	(49.9)	121.9	—	65.5
Net Income	55.5	113.1	119.3	(232.4)	55.5
Total other comprehensive (loss) income, net of tax	(0.8)	2.8	(0.7)	(2.1)	(0.8)
Comprehensive Income	$54.7	$115.9	$118.6	$(234.5)	$54.7

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Six Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$325.9	$145.2	$(176.3)	$294.8
Cost of products sold	—	180.9	124.2	(176.3)	128.8
Gross Profit	—	145.0	21.0	—	166.0
Research and development	—	16.5	—	—	16.5
Selling and general expenses	19.7	125.6	20.6	—	165.9
Other expense and (income), net	0.3	18.8	(5.8)	—	13.3
Operating (Loss) Profit	(20.0)	(15.9)	6.2	—	(29.7)
Interest income	0.4	—	2.1	(1.6)	0.9
Interest expense	(15.8)	(1.1)	(0.1)	1.6	(15.4)
(Loss) Income Before Income Taxes	(35.4)	(17.0)	8.2	—	(44.2)
Income tax benefit	2.5	14.5	0.9	—	17.9
Equity in earnings of consolidated subsidiaries	52.1	13.0	—	(65.1)	—
Net Income (Loss) from Continuing Operations	19.2	10.5	9.1	(65.1)	(26.3)
Income from discontinued operations, net of tax	10.7	35.7	9.8	—	56.2
Net Income	29.9	46.2	18.9	(65.1)	29.9
Total other comprehensive income, net of tax	15.8	11.9	14.9	(26.8)	15.8
Comprehensive Income	$45.7	$58.1	$33.8	$(91.9)	$45.7

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$109.9	$77.7	$292.0	$—	$479.6
Restricted cash	51.5	—	—	—	51.5
Accounts receivable, net of allowances	2.2	1,074.7	208.7	(1,096.4)	189.2
Inventories	—	92.9	14.9	—	107.8
Prepaid expenses and other current assets	11.9	15.8	29.2	(8.5)	48.4
Total Current Assets	175.5	1,261.1	544.8	(1,104.9)	876.5
Property, Plant and Equipment, net	—	104.5	19.0	—	123.5
Investment in Consolidated Subsidiaries	2,303.7	475.7	—	(2,779.4)	—
Goodwill	—	738.1	25.7	—	763.8
Other Intangible Assets, net	—	130.6	8.9	—	139.5
Other Assets	0.1	9.6	4.4	—	14.1
TOTAL ASSETS	$2,479.3	$2,719.6	$602.8	$(3,884.3)	$1,917.4

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$930.6	$286.1	$46.7	$(1,086.5)	$176.9
Accrued expenses	6.4	160.0	27.9	(18.4)	175.9
Total Current Liabilities	937.0	446.1	74.6	(1,104.9)	352.8
Long-Term Debt	247.4	—	—	—	247.4
Other Long-Term Liabilities	8.3	18.8	3.5	—	30.6
Total Liabilities	1,192.7	464.9	78.1	(1,104.9)	630.8
Total Equity	1,286.6	2,254.7	524.7	(2,779.4)	1,286.6
TOTAL LIABILITIES AND EQUITY	$2,479.3	$2,719.6	$602.8	$(3,884.3)	$1,917.4

AVANOS MEDICAL, INC. AND SUBSIDIARIES
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

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(114.2)	$31.3	$12.5	$—	$(70.4)
Investing Activities
Capital expenditures	—	(15.0)	(5.7)	—	(20.7)
Proceeds from the Divestiture	521.6	9.0	203.9	—	734.5
Intercompany contributions	—	36.3	—	(36.3)	—
Cash Provided by Investing Activities	521.6	30.3	198.2	(36.3)	713.8
Financing Activities
Intercompany contributions	(32.3)	—	(4.0)	36.3	—
Debt repayments	(339.0)	—	—	—	(339.0)
Purchase of treasury stock	(0.6)	—	—	—	(0.6)
Proceeds from the exercise of stock options	11.4	—	—	—	11.4
Cash Used in Financing Activities	(360.5)	—	(4.0)	36.3	(328.2)
Effect of Exchange Rate on Cash, Cash Equivalents and Restricted Cash	—	0.1	(3.9)	—	(3.8)
Increase in Cash, Cash Equivalents and Restricted Cash	46.9	61.7	202.8	—	311.4
Cash and Cash Equivalents, Beginning of Period	114.5	16.0	89.2	—	219.7
Cash, Cash Equivalents and Restricted Cash, End of Period	$161.4	$77.7	$292.0	$—	$531.1

AVANOS MEDICAL, INC. AND SUBSIDIARIES
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
The following will be discussed and analyzed:

•	Divestiture of the Surgical and Infection Prevention (“S&IP”) Business

•	Discontinued Operations

•	Restructuring Activities

•	Business Acquisition

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Critical Accounting Policies

•	Information Concerning Forward-Looking Statements
Divestiture of the S&IP Business
On April 30, 2018, we closed the sale of our S&IP business, which included the name “Halyard Health” (and all variations thereof and related intellectual property rights) and our information technology (“IT”) system (the “Divestiture”) pursuant to an Amended and Restated Purchase Agreement (“Amended and Restated Purchase Agreement”) dated April 30, 2018 by and among us and certain of our affiliates and Owens & Minor, Inc. (“Buyer”). The purchase price paid for the Divestiture was $710 million in cash plus certain adjustments as provided in the Amended and Restated Purchase Agreement, and resulted in a gain of $89.9 million. A portion of the net proceeds was used to retire the remainder of our senior secured term loan (see Note 7, “Debt”). The remainder of the net proceeds will be used to reinvest in the business through acquisitions (see “Business Acquisition” below) and organic growth.
We have entered into certain commercial agreements, including a transition services agreement with the Buyer pursuant to which we and the Buyer, and each company’s respective affiliates, will provide to each other various transitional services. The services will terminate no later than two years after the Divestiture. We have also entered into distribution agreements with the Buyer under which we will remain a limited risk distributor for S&IP products on the Buyer’s behalf for sales outside of the United States and Canada. We anticipate the transition services and limited risk distributor arrangements will terminate no later than two years following the Divestiture.
In the three and six months ended June 30, 2018, excluding the Divestiture gain of $89.9 million, we have incurred $1.9 million and $14.1 million, respectively, of costs related to the Divestiture, consisting primarily of professional fees for legal, tax and accounting services. Of these costs, $5.2 million and $17.4 million, ($3.9 million and $12.9 million, respectively, net of tax), were incurred prior to the Divestiture, and are included in “Income from discontinued operations, net of tax” in the condensed consolidated income statement in Item 1 of this report. The remaining benefit of $3.3 million ($2.4 million, net of tax) in each of the three and six months ended June 30, 2018 was realized from our TSA arrangements with the Buyer.
As a focused Medical Devices business, Avanos will be operating in attractive end-markets. We will deploy a dual-track growth strategy focused on product development and M&A while right-sizing the cost structure of our operations to create a scalable and cost-efficient infrastructure. We have initiated a multi-year phased restructuring to reduce dis-synergies and corporate costs. See “Restructuring Activities” below for further discussion.
Discontinued Operations
As a result of the Divestiture, the results of operations from our S&IP business are reported as “Income from discontinued operations, net of tax” for all periods presented and the related assets and liabilities were classified as “held for sale” in the condensed consolidated consolidated balance sheet as of December 31, 2017. See “Discontinued Operations” in Note 2 to the condensed consolidated financial statements in Item 1 of this report.

Restructuring Activities
Organizational Alignment
In December 2017, in conjunction with the Divestiture (see Note 2, “Discontinued Operations”), we initiated the first phase of a multi-year restructuring plan (the “Plan”). The initial phase of the Plan is intended to align our organizational and management structure with our remaining Medical Devices business.
We expect to incur between $8 million and $10 million of pre-tax costs, of which $6 million to $7 million is for employee severance and benefits and the remainder for third-party services and other related costs. These are cash costs that will be incurred as we execute the Plan, which we expect to substantially complete by the end of 2019.
Program-to-date, we have incurred $9.8 million of expenses, of which $3.5 million and $4.5 million, primarily for consulting services, were incurred in the three and six months ended June 30, 2018, respectively, and are included in “Selling and general expenses” in the accompanying condensed consolidated income statement. In the three months ended June 30, 2018, $1.5 million of severance and benefits payments have been made and the remaining liability in “Accrued expenses” and “Other long-term liabilities” for employee severance and benefits and other services was $4.8 million in the accompanying condensed consolidated balance sheet as of June 30, 2018.
Information Technology Systems
The sale price the Company received upon closing the Divestiture included the sale of the Company’s IT systems. The sale of the IT systems enables the Company to migrate to an IT platform that is more appropriate for its business and size. Accordingly, the phase of the Plan to restructure and enhance the Company’s IT systems (the “ITS Plan”) was approved in March 2018.
The Company expects to incur between $40 million and $50 million to implement the ITS Plan, of which $30 million to $35 million is expected to qualify for capitalization and the remainder, primarily consulting and other costs, will be expensed as incurred. The Company expects to substantially complete the ITS Plan by the end of 2019. We have incurred $0.5 million and $2.3 million of costs related to the ITS Plan in the three and six months ended June 30, 2018 which are included in “Selling and general expenses” in the accompanying condensed consolidated income statement. In addition, as of June 30, 2018, we have capitalized $10.7 million of costs under the ITS Plan that are included in “Property, Plant and Equipment, net” in the condensed consolidated balance sheet.
Business Acquisition
On July 2, 2018, Avanos acquired CoolSystems, Inc., for $65 million in cash (the “Acquisition”). CoolSystems, Inc. is marketed as Game Ready® and is hereinafter referred to as “Game Ready.”
Game Ready develops, manufactures and markets the Game Ready® product line, used in pain management and rehabilitation of patients recovering from orthopedic surgery or sports-related injuries. Its product line includes the GRPro® 2.1 cold and compression therapy system; Med4 EliteTM multi-modality therapy unit; ATX® Wraps; and a variety of product accessories, all of which complement our existing acute pain management portfolio. Game Ready’s brands have built a strong reputation within the medical community. Their customer base includes some of the world’s leading orthopedic hospitals and athletic organizations, providing us greater access to the orthopedic and sports medicine markets.
Results of Operations and Related Information
Costs Included in Continuing Operations
The results of operations described below exclude the S&IP business, which is reported in “Income from discontinued operations, net of tax” in the condensed consolidated income statement for all periods presented. In accordance with accounting principles generally accepted in the United States (“GAAP”), only costs specifically identifiable and attributable to a business to be disposed may be reported in discontinued operations. Consequently, certain costs that were historically presented as a component of the S&IP business were included in continuing operations. These costs, on a pre-tax basis, were $9.1 million and $37.0 million in the three and six months ended June 30, 2018 compared to $28.4 million and $57.3 million the three and six months ended June 30, 2017, respectively.
Other items impacting operating results include:
Restructuring activities
As previously described under “Restructuring Activities,” we have incurred $3.9 million and $6.8 million of costs related to the Plan for the three and six months ended June 30, 2018, which includes $3.5 million and $4.5 million, respectively, for organizational alignment and $0.5 million and $2.3 million, respectively, for the ITS Plan. In addition, $10.7 million of costs have been capitalized under the ITS Plan.

Legal costs
We incurred $1.2 million and $2.9 million of expenses for certain litigation matters in the three and six months ended June 30, 2018, respectively, compared to $5.7 million and $13.7 million in the same periods last year. See “Commitments and Contingencies” in Note 11 to the condensed consolidated financial statements in Item 1 of this report.
Acquisition-related (prior year only)
In the three and six months ended June 30, 2017, we incurred $1.7 million and $3.3 million of costs related to the consolidation of Corpak into our existing corporate and operating facilities.
Net Sales and Operating Profit (Loss)
Our net sales and operating profit (loss) is summarized in the following tables for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months ended June 30,			Six Months ended June 30,
	2018	2017	Change	2018	2017	Change
Net Sales
Chronic care	$97.1	$88.7	9.5%	$194.2	$177.3	9.5%
Pain management	63.8	60.4	5.6	123.1	117.5	4.8
Corporate and other	—	—	N.M.	—	—	N.M.
Net Sales	$160.9	$149.1	7.9%	$317.3	$294.8	7.6%

		Total	Volume	Pricing/Mix	Currency	Other
Net Sales - percentage change	QTD	8%	5%	2%	1%	—%
	YTD	8%	5%	1%	1%	1%
Product Category Descriptions
Chronic care is focused on (i) digestive health products such as our Mic-Key enteral feeding tubes and Corpak patient feeding solutions and (ii) respiratory health products such as our Ballard closed airway suction systems and oral care kits.
Pain management is focused on non-opioid solutions including (i) acute pain products, such as On-Q surgical pain pumps and (ii) interventional pain solutions, which provides minimally invasive pain relieving therapies, such as our Coolief pain therapy.

	Three Months ended June 30,			Six Months ended June 30,
	2018	2017	Change	2018	2017
Operating Profit (Loss)
Medical Devices	$31.1	$40.7	(23.6)%	$71.2	$78.7	(9.5)%
Corporate and Other(a)	(27.0)	(46.5)	N.M.	(72.3)	(95.1)	N.M.
Other expense, net(b)	4.7	(6.3)	N.M.	2.9	(13.3)	N.M.
Total Operating Income (Loss)	$8.8	$(12.1)	(172.7)%	$1.8	$(29.7)	(106.1)%
______________________________
N.M. - Not meaningful

(a)
Corporate and Other for the three and six months ended June 30, 2018 includes $9.1 million and $37.0 million, respectively, of costs formerly included in the S&IP business, $14.0 million and $28.5 million, respectively, of general expenses and $3.9 million and $6.8 million, respectively, of restructuring costs (see Note 3, “Restructuring Activities”). Corporate and Other for the three and six months ended June 30, 2017 includes $28.4 million and $57.3 million, respectively, of costs formerly included in the S&IP business, $16.4 million and $34.0 million, respectively, of general expenses, $1.7 million and $3.3 million, respectively, of acquisition-related expenses and zero and $0.5 million for post spin-related items.

(b)	Other expense includes amounts incurred related to litigation matters. See Note 11, “Commitments and Contingencies.”
Second Quarter 2018 Compared to Second Quarter 2017
Net sales increased 8% over the prior year due primarily to 5% organic volume growth and 2% of favorable mix and pricing. Volume growth was led by interventional pain, which was driven by increased adoption of our Coolief therapy, as well as growth in digestive health and respiratory health. Acute pain products continued to experience lower volume in the second quarter, partially offsetting the higher volume in our other products. Acute pain may continue to face challenges due to a nationwide shortage of Bupivacaine, the pain medication predominantly used in our On-Q pain medication pumps.
Operating income was $8.8 million compared to an operating loss of $12.1 million in the prior year. Net sales volume growth and lower costs that were formerly included in the divested S&IP business combined to drive operating performance, but were partially offset by higher research and development and other investments that are intended to drive future growth.
First Six Months of 2018 Compared to the First Six Months of 2017
Year-to-date net sales increased 8% over the prior year due primarily to 5% organic volume growth. Volume growth was primarily due to increased adoption of our Coolief therapy, an exclusive oral care supply agreement with a major GPO that we entered in the third quarter of last year and growth in sales of our digestive health products. This growth was partially offset by unfavorable volume in acute pain due to a nationwide Bupivacaine shortage, which adversely impacts our On-Q pain medication pumps.
Operating income was $1.8 million compared to an operating loss of $29.7 million in the prior year. Volume growth and lower costs previously included in the S&IP business were partially offset by higher research and development and other investments that are intended to drive future growth.
Net Sales By Geographic Region
The factors causing volume growth were consistent throughout our geographic regions. Net sales by region is presented in the table below (in millions):

(in millions)	Three Months ended June 30,			Six Months ended June 30,
	2018	2017	Change	2018	2017
Net Sales
North America	$121.7	$114.4	6.4%	$244.1	$228.2	7.0%
Europe, Middle East and Africa	23.0	21.3	8.0	43.5	40.9	6.4
Asia Pacific and Latin America	16.2	13.4	20.9	29.7	25.7	15.6
Total Net Sales	$160.9	$149.1	7.9%	$317.3	$294.8	7.6%
Interest Income and Expense
Interest expense was $9.9 million and $18.7 million in the three and six months ended June 30, 2018, respectively, compared to $7.8 million and $15.4 million in the three and six months ended June 30, 2017, respectively. We repaid $40.0 million of our Term Loan Facility in the first quarter of 2018 pursuant to an excess cash flow provision in the credit agreement, resulting in an early debt extinguishment loss of $0.6 million. Using proceeds from the Divestiture, we repaid the remaining amount owed during the second quarter of 2018, resulting in an early debt extinguishment loss of $4.2 million. Accordingly, early debt extinguishment losses of $4.2 million and $4.8 million are included in “Interest expense” in the condensed consolidated income statements in the three and six months ended June 30, 2018, respectively.
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
The adjustments to the deferred tax assets and liabilities, and the liability related to the transition tax are provisional amounts based on information available as of June 30, 2018. These amounts are subject to change as we obtain information necessary to complete the calculations. We continue to evaluate the provisional estimates, but as of June 30, 2018, we have not modified our original estimates made as of December 31, 2017. We will update the provisional amounts as we refine our estimates of cumulative temporary differences and our interpretations of the application of the new legislation. We expect to complete our analysis of the provisional items during the second half of 2018.
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
The Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of June 30, 2018, the Company has included estimated GILTI effects in our calculation of tax expense for the quarter. The Company has not provided deferred taxes related to GILTI as of June 30, 2018.
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
The income tax benefit was $0.2 million compared to a benefit of $8.0 million in the three months ended June 30, 2018 and 2017, respectively, and the corresponding effective tax rates were (18.2)% and 41.2%, respectively. The income tax benefit was $3.7 million compared to a benefit of $17.9 million in the six months ended June 30, 2018 and 2017, respectively, and the corresponding effective tax rates were 27.0% and 40.5%, respectively. The changes in the tax rate are primarily due to the effects of the Act.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available under our revolving credit facility. Cash provided by operating activities has been and is expected to remain a primary source of funds. Cash provided by operations has historically generated sufficient cash to fund our investments in working capital and capital expenditures. The cash used in operations is primarily driven by Divestiture-related activities as discussed below. We expect positive operating cash flow to continue going forward. As of June 30, 2018, $318 million of our $531 million of cash, cash equivalents and restricted cash was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or result of operations for the foreseeable future. We believe that our ability to generate cash from domestic and international operations and the borrowing capacity under our available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
As described earlier under “Divestiture of the S&IP Business,” we closed the sale of our S&IP business on April 30, 2018 and used a portion of the net proceeds to retire the remainder of our senior secured term loan. The remaining net proceeds will be used to reinvest in the business through acquisitions and organic growth.
Cash, cash equivalents and restricted cash increased by $311.4 million to $531.1 million as of June 30, 2018 compared to $219.7 million as of December 31, 2017. The increase was driven by $734.5 million in Divestiture proceeds partially offset by $339.0 million to retire our senior secured term loan, $70.4 million used in operations and $20.7 million of capital expenditures.
In the prior year, cash and equivalents increased by $41.1 million to $154.8 million as of June 30, 2017 primarily due to $56.7 million of cash provided by operating activities and $16.6 million of capital expenditures.

Operating Activities
Operating activities used $70.4 million in the six months ended June 30, 2018 which includes $98.0 million used to settle Divestiture-related net liabilities. Operating activities provided $56.7 million in the same period last year primarily due to changes in working capital, particularly in inventories and accrued liabilities.
Investing Activities
Investing activities provided $713.8 million, driven by $734.5 million of Divestiture proceeds. Capital expenditures were $20.7 million in the six months ended June 30, 2018. Investing activities used $16.5 million in the same period last year, consisting primarily of $16.6 million of capital expenditures
Financing Activities
Financing activities used $328.2 million and included $339 million used to retire our senior secured term loan partially offset by $11.4 million in proceeds from the exercise of stock options.
Long Term Debt
As of June 30, 2018, debt was $247 million, net of unamortized discount, on our Senior Unsecured Notes that mature on October 15, 2022.
We repaid $40.0 million of our senior secured term loan in the first quarter of 2018 pursuant to an excess cash flow provision in the credit agreement, resulting in an early debt extinguishment loss of $0.6 million. Using a portion of the proceeds from the Divestiture, we repaid the remaining amount owed on the senior secured term loan during the second quarter of 2018, resulting in an early-extinguishment loss of $4.2 million. Notwithstanding the retirement of our senior secured term loan, the revolving credit facility remains and is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock.
To the extent we remain in compliance with certain financial covenants in our credit agreement, funds under the revolving credit facility are available for our working capital and other liquidity requirements. As of June 30, 2018, we had no borrowings and letters of credit of $2.9 million outstanding under the Revolving Credit Facility.
See Note 7 to the accompanying condensed consolidated financial statements, “Debt,” for further details regarding our debt agreements.
Legal Matters
See Item 1, Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements for a discussion of current legal matters.
Critical Accounting Policies
See Item 1, Note 1, “Accounting Policies,” to the condensed consolidated financial statements for updates to our critical accounting policies and a discussion of recent accounting pronouncements.
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three and six months ended June 30, 2018 and 2017 and our financial position as of June 30, 2018 and December 31, 2017. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

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
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Transition Services Agreements
In connection with the divestiture of the S&IP business (see Note 2 to the condensed consolidated financial statements), the Company entered into a series of reciprocal transition services agreements with the buyer pursuant to which the two organizations will provide each other information technology and other back office services to allow both companies to establish their own infrastructure and capabilities. Management has established controls to mitigate risks that personnel of either company may obtain unauthorized access to the other company’s data and will continue to monitor and evaluate the sufficiency of controls. We expect all transition service agreements to terminate no later than two years following the divestiture.

PART II – OTHER INFORMATION
Item 6.     Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1(a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on June 1, 2018
3.2(a)	Fourth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on June 1, 2018.
31(a)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed herewith.
31(b)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, filed herewith.
32(a)	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
32(b)	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANOS MEDICAL, INC.
(Registrant)

August 7, 2018	By:	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 7, 2018	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)