Form 10-Q
period 2018-09-30
Avanos Medical, Inc.
filed 2018-11-06
CIK 1606498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Emerging growth company	☐
Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of October 31, 2018 there were 47,428,448 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AVANOS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales	$165.1	$150.5	$482.4	$445.3
Cost of products sold	60.4	69.5	191.9	198.3
Gross Profit	104.7	81.0	290.5	247.0
Research and development	10.5	9.6	31.2	26.1
Selling and general expenses	86.3	78.4	252.5	244.3
Other (income) expense, net	0.9	3.4	(2.0)	16.7
Operating Income (Loss)	7.0	(10.4)	8.8	(40.1)
Interest income	2.2	0.7	5.4	1.6
Interest expense	(4.2)	(8.1)	(22.9)	(23.5)
Income (Loss) Before Income Taxes	5.0	(17.8)	(8.7)	(62.0)
Income tax (provision) benefit	(0.8)	7.6	2.9	25.5
Income (Loss) from Continuing Operations	4.2	(10.2)	(5.8)	(36.5)
Income from Discontinued Operations, net of tax	-	26.8	65.5	83.0
Net Income	$4.2	$16.6	$59.7	$46.5
Earnings (Loss) Per Share
Basic:
Continuing Operations	$0.09	$(0.22)	$(0.12)	$(0.78)
Discontinued Operations	-	0.57	1.39	1.78
Basic Earnings Per Share	$0.09	$0.35	$1.27	$1.00
Diluted
Continuing Operations	$0.09	$(0.22)	$(0.12)	$(0.78)
Discontinued Operations	-	0.57	1.39	1.78
Diluted Earnings Per Share	$0.09	$0.35	$1.27	$1.00

See Notes to Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$4.2	$16.6	$59.7	$46.5
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	1.6	3.5	0.9	18.0
Defined benefit plans	-	0.1	0.7	0.3
Cash flow hedges	-	0.1	(0.8)	1.2
Total Other Comprehensive Income, Net of Tax	1.6	3.7	0.8	19.5
Comprehensive Income	$5.8	$20.3	$60.5	$66.0

See Notes to Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$411.8	$219.7
Accounts receivable, net of allowances	151.8	203.0
Inventories	121.2	91.1
Prepaid expenses and other current assets	52.4	14.4
Assets held for sale	-	632.5
Total Current Assets	737.2	1,160.7
Property, Plant and Equipment, net	137.0	109.9
Goodwill	786.7	764.7
Other Intangible Assets, net	173.9	148.9
Deferred Tax Assets	6.3	7.6
Other Assets	3.4	4.1
TOTAL ASSETS	$1,844.5	$2,195.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$-	$39.8
Trade accounts payable	159.2	171.2
Accrued expenses	106.3	144.9
Liabilities held for sale	-	33.9
Total Current Liabilities	265.5	389.8
Long-Term Debt	247.6	541.1
Deferred Tax Liabilities	1.1	17.8
Other Long-Term Liabilities	30.1	31.8
Total Liabilities	544.3	980.5
Commitments and Contingencies
Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	-	-
Common stock - $0.01 par value - authorized 300,000,000 shares, 47,426,996 outstanding as of September 30, 2018 and 46,920,076 outstanding as of December 31, 2017	0.5	0.5
Additional paid-in capital	1,575.5	1,550.5
Accumulated deficit	(240.2)	(299.9)
Treasury stock	(5.1)	(4.4)
Accumulated other comprehensive loss	(30.5)	(31.3)
Total Stockholders’ Equity	1,300.2	1,215.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,844.5	$2,195.9

See Notes to Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$59.7	$46.5
Depreciation and amortization	24.5	48.5
Stock-based compensation expense	8.0	11.9
Net non-cash gain on Divestiture	(98.4)	-
Net loss on asset dispositions	1.3	0.1
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	57.3	(5.1)
Inventories	(34.3)	(28.0)
Prepaid expenses and other assets	(36.9)	1.0
Accounts payable	(71.5)	2.2
Accrued expenses	(37.9)	(6.6)
Other	(10.0)	9.6
Cash (Used in) Provided by Operating Activities	(138.2)	80.1
Investing Activities
Capital expenditures	(31.4)	(30.6)
Acquisition of business, net of cash acquired	(65.6)	-
Proceeds from the Divestiture	754.3	-
Proceeds from dispositions of property	-	0.1
Cash Provided by (Used in) Investing Activities	657.3	(30.5)
Financing Activities
Debt repayments	(339.0)	-
Purchase of treasury stock	(0.6)	(2.0)
Proceeds from the exercise of stock options	16.8	2.3
Cash (Used in) Provided by Financing Activities	(322.8)	0.3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4.2)	2.5
Increase in Cash and Cash Equivalents	192.1	52.4
Cash and Cash Equivalents - Beginning of Period	219.7	113.7
Cash and Cash Equivalents - End of Period	$411.8	$166.1

See Notes to Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Accounting Policies

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

Annual Goodwill Impairment Test

We test goodwill for impairment annually or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying amount. We operate as a single operating segment with one reporting unit, and accordingly, the goodwill impairment test was based on an evaluation of the fair value of our Company as a whole, using a market capitalization approach.

We completed our annual impairment test as of July 1, 2018, and based on a market capitalization approach, we determined that our fair value substantially exceeds the net carrying value of our reporting unit.

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

See Note 5, "Supplemental Balance Sheet Information" for disclosure of our allowances for cash discounts, sales returns and doubtful accounts, and accrued rebates and incentives as of September 30, 2018 and December 31, 2017.

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

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU is intended to reduce complexity by aligning the requirements for capitalizing implementation costs incurred in cloud-based arrangements with the requirements for capitalization of costs incurred to develop internal-use software. Any implementation costs in cloud-based arrangements would then be amortized over the term of the service contract. This ASU is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2019, with early adoption permitted. We do not expect adoption of this ASU to have a material effect on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. The ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and regarding the range and weighted average of unobservable inputs used in Level 3 fair value measurements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The removal of certain disclosures is to be applied retrospectively for all periods presented, but the additional required disclosures are to be prospectively applied, and early application is permitted. We do not expect any transfers between Level 1 and Level 2 of the fair value hierarchy, and as of September 30, 2018, we have no assets or liabilities with fair value measurements in Level 3 of the fair value hierarchy. Accordingly, we do not expect adoption of this ASU to have a material effect on our financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include accounting for share-based payments for acquiring goods and services from non-employees except for specific guidance on assumptions used in an option pricing model and expense attribution. ASU 2018-07 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We currently do not have any stock-based instruments outstanding to non-employees and do not anticipate any such awards in the foreseeable future. Accordingly, we do not expect adoption of this ASU to have a material effect on our financial position, results of operations or cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU, along with subsequent amendments, requires the recognition of assets and liabilities for leases with lease terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or an operating lease, with the classification criteria for distinguishing between the two being similar to the classification criteria for distinguishing between capital and operating leases under current GAAP. However, unlike current GAAP, recognition of finance and operating leases on the balance sheet is required, and additional disclosures are required to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU requires modified retrospective application for existing leases. This ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, however, earlier application is permitted. The adoption of this ASU will have a material effect on our financial position, requiring us to recognize assets and liabilities for operating leases we have entered into for our principal executive offices as well as certain warehouse, manufacturing and distribution facilities globally. We have begun to evaluate and quantify the impact of our real estate and other leases, representing a majority of our future minimum lease payments. We will continue to evaluate the full impact that recognition of right-of-use assets and liabilities will have on our financial position, results of operations and cash flows.

Note 2.	Discontinued Operations

On April 30, 2018, we closed the sale of our S&IP business, which included the name “Halyard Health” (and all variations thereof and related intellectual property rights) and our information technology (“IT”) system (the “Divestiture”) pursuant to an Amended and Restated Purchase Agreement (“Amended and Restated Purchase Agreement”) dated April 30, 2018 by and among us and certain of our affiliates and Owens & Minor, Inc. (“Buyer”). The purchase price paid for the Divestiture was $710.0 million in cash plus certain adjustments as provided in the Amended and Restated Purchase Agreement, and resulted in a gain of $89.9 million. A portion of the net proceeds have been used to retire the remainder of our senior secured term loan (see Note 7, “Debt”). The remaining net proceeds will continue to be invested in the business through acquisitions (see Note 4, “Business Acquisitions”) and organic growth.

We have entered into certain commercial agreements, including transition services agreements with the Buyer, pursuant to which we and the Buyer, and each company’s respective affiliates, will provide to each other various transitional services. The services will terminate no later than two years after the Divestiture. We have also entered into distribution agreements with the Buyer under which we will remain a limited risk distributor for S&IP products on the Buyer’s behalf for sales outside of the United States and Canada. As a result, we have $37.2 million of S&IP products included in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of September 30, 2018. We anticipate the transition services and limited risk distributor arrangements will terminate no later than two years following the Divestiture.

As a result of the Divestiture, the results of operations from our S&IP business are reported in the accompanying condensed consolidated income statements as “Income from discontinued operations, net of tax” for the three and nine months ended September 30, 2018 and 2017, and the related assets and liabilities are classified as held-for-sale as of December 31, 2017 in the accompanying balance sheet. The remaining business is managed with one reportable business segment, the Medical Devices business.

The following table summarizes the financial results of our discontinued operations for all periods presented herein (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales	$-	$250.9	$353.0	$750.9
Cost of products sold	-	188.6	260.3	567.1
Research and development	-	0.7	1.1	2.0
Selling, general and other expenses	-	22.8	38.1	58.2
Gain on Divestiture	-	-	(89.9)	-
Other expense, net	-	(0.4)	0.4	(0.8)
Income from discontinued operations before income taxes	-	39.2	143.0	124.4
Tax provision from discontinued operations	-	(12.4)	(77.5)	(41.4)
Income from Discontinued Operations, net	$-	$26.8	$65.5	$83.0

In accordance with accounting principles generally accepted in the United States (“GAAP”), only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, certain expenses that were historically presented as a component of the S&IP business were kept in continuing operations. There were no such expenses following the Divestiture in the three months ended September 30, 2018, and on a pre-tax basis, were $37.0 million in the nine months ended September 30, 2018. In the three and nine months ended September 30, 2017, these expenses, on a pretax basis, were $29.0 million and $86.3 million, respectively.

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

The following table provides operating and investing cash flow information for our discontinued operations (in millions):

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Depreciation and amortization	$—	$18.1
Stock-based compensation expense	(1.5)	1.2
Investing Activities:
Capital expenditures	2.9	14.4

Note 3.	Restructuring Activities

Organizational Alignment

In December 2017, in conjunction with the Divestiture (see Note 2, “Discontinued Operations”), we initiated the first phase of a multi-year restructuring plan (the “Plan”). The initial phase of the Plan is intended to align our organizational and management structure with our remaining Medical Devices business.

We now expect to incur up to $15.0 million of pre-tax costs, of which $6.0 million to $7.0 million is for employee severance and benefits and the remainder for third-party services and other related costs. These are cash costs that will be incurred as we execute the Plan, which we expect to substantially complete by the end of 2019.

Program-to-date, we have incurred $11.8 million of expenses, of which $1.9 million and $6.4 million, primarily for consulting services, were incurred in the three and nine months ended September 30, 2018, respectively, and are included in “Selling and general expenses” in the accompanying condensed consolidated income statement.

We have a liability associated with employee severance and benefits related to the organizational alignment phase of the Plan. The following table summarizes the accrual and payment activity (in millions):

Accrual
Balance, December 31, 2017	$5.4
Charges and adjustments, net	1.4
Payments	(1.5)
Balance, September 30, 2018	$5.3

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

The Company expects to incur between $40 million and $50 million to implement the ITS Plan, of which $30 million to $35 million is expected to qualify for capitalization and the remainder, primarily consulting and other costs, will be expensed as incurred. The Company expects to substantially complete the ITS Plan by the end of 2019. We have incurred $3.2 million and $5.5 million of costs related to the ITS Plan in the three and nine months ended September 30, 2018 which are included in “Selling and general expenses” in the accompanying condensed consolidated income statement. In addition, as of September 30, 2018, we have capitalized $18.4 million of costs, including $1.8 million of capitalized internal labor costs, under the ITS Plan that are included in “Property, Plant and Equipment, net” in the accompanying condensed consolidated balance sheet.

Note 4.	Business Acquisitions

On July 1, 2018, Avanos acquired Cool Systems, Inc. (the “Acquisition”) for $65.6 million, net of cash acquired, which was based on a purchase price of $65.0 million plus certain adjustments as provided in the purchase agreement. Cool Systems, Inc. is marketed as Game Ready® and is hereinafter referred to as “Game Ready.”

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

The preliminary allocation of the purchase price was as follows (in millions):

Purchase Price Allocation
Current assets acquired net of liabilities assumed	$8.8
Property, plant and equipment	1.0
Identifiable intangible assets	40.0
Other noncurrent assets (liabilities), net	(0.2)
Deferred tax liabilities	(4.3)
Goodwill	22.7
Total	$68.0

The identifiable intangible assets include the following (in millions):

	Fair Value	Weighted Average Useful Lives (Yrs)
Distributor relationships	$16.4	12
Developed technology	16.9	11
Trade name	6.7	11
Total	$40.0

Game Ready’s results for the three months ended September 30, 2018 have been included in the accompanying condensed consolidated income statement. Game Ready’s net sales of $9.4 million and net loss of $0.5 million is included in the accompanying condensed consolidated income statement for the three months ended September 30, 2018. Efforts to fully integrate Game Ready into our business will be ongoing through the end of 2019.

The following unaudited pro forma information is presented in the table below for the three and nine months ended September 30, 2018 and 2017 as if the Acquisition had occurred on January 1, 2017 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$165.1	$160.1	$500.5	$471.2

Net income	5.1	16.5	59.5	44.0

Earnings per share:
Basic	$0.11	$0.35	$1.26	$0.94
Diluted	$0.11	$0.35	$1.26	$0.94

The pro forma financial information has been adjusted to include the effects of the Acquisition, including acquisition-related costs, amortization of acquired intangibles and related tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Acquisition occurred on January 1, 2017.

Note 5.	Supplemental Balance Sheet Information

Accounts Receivable

Accounts receivable consist of the following (in millions):

	September 30, 2018	December 31, 2017
Accounts receivable	$153.6	$204.9
Allowances and doubtful accounts:
Doubtful accounts	(1.4)	(0.9)
Sales discounts	(0.3)	(0.8)
Sales returns	(0.1)	(0.2)
Total Allowances and doubtful accounts	(1.8)	(1.9)
Accounts receivable, net	$151.8	$203.0

Inventories

Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	September 30, 2018			December 31, 2017
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$38.6	$1.8	$40.4	$26.6	$1.5	$28.1
Work in process	26.0	0.4	26.4	20.4	0.3	20.7
Finished goods	46.2	15.0	61.2	40.0	9.6	49.6
Supplies and other	-	6.1	6.1	-	5.7	5.7
	110.8	23.3	134.1	87.0	17.1	104.1
Excess of FIFO or weighted-average cost over LIFO cost	(12.9)	-	(12.9)	(13.0)	-	(13.0)
Total	$97.9	$23.3	$121.2	$74.0	$17.1	$91.1

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30, 2018	December 31, 2017
Land	$1.0	$1.0
Buildings	43.6	41.0
Machinery and equipment	136.7	124.4
Construction in progress	42.4	21.5
	223.7	187.9
Less accumulated depreciation	(86.7)	(78.0)
Total	$137.0	$109.9

As of September 30, 2018, construction in progress includes $18.4 million of costs capitalized in connection with migration to a new IT platform and enhancements to our IT environment. See Note 3 for further discussion of our IT-related restructuring and enhancement activities.

Depreciation expense was $3.5 million and $9.8 million for the three and nine months ended September 30, 2018 compared to $4.9 million and $14.9 million for the three and nine months ended September 30, 2017, respectively.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance at December 31, 2017	$764.7
Goodwill acquired(a)	22.7
Currency translation adjustment	(0.7)
Balance at September 30, 2018	$786.7
(a)	We acquired goodwill in connection with the Acquisition described in Note 4, “Business Acquisitions.”

Intangible assets subject to amortization consist of the following (in millions):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$83.1	$(51.1)	$32.0	$125.9	$(97.6)	$28.3
Patents and acquired technologies	259.6	(140.7)	118.9	253.0	(146.1)	106.9
Other	54.3	(31.3)	23.0	43.1	(35.1)	8.0
Total	$397.0	$(223.1)	$173.9	$422.0	$(278.8)	$143.2

As of December 31, 2017, we had $5.7 million of acquired in-process research and development projects which is now being amortized over its expected useful life following the deployment of the related products in the market during 2018. Amortization expense for intangible assets was $5.4 million and $14.6 million for the three and nine months ended September 30, 2018 compared to $5.1 million and $15.5 million for the three and nine months ended September 30, 2017, respectively. We estimate amortization expense for the remainder of 2018 and the following four years and beyond will be as follows (in millions):

For the years ending December 31,
2018	$5.6
2019	19.3
2020	17.0
2021	14.8
2022	14.3
Thereafter	102.9
Total	$173.9

Accrued Expenses

Accrued expenses consist of the following (in millions):

	September 30, 2018	December 31, 2017
Accrued rebates	$27.9	$64.4
Accrued salaries and wages	27.3	44.5
Accrued taxes - income and other	17.0	6.8
Other	34.1	29.2
Total	$106.3	$144.9

Accrued rebates represent amounts accrued for estimated incentives earned by customers.

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in millions):

	September 30, 2018	December 31, 2017
Taxes payable	$9.4	$10.0
Accrued compensation benefits	5.1	4.6
Other	15.6	17.2
Total	$30.1	$31.8

Note 6.	Fair Value Information

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

In the three months ended September 30, 2018, there were no transfers among Level 1, 2 or 3 fair value determinations.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		September 30, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash, cash equivalents and restricted cash	1	$411.8	$411.8	$219.7	$219.7
Liabilities
Senior Unsecured Notes	1	247.6	255.5	247.1	259.7
Senior Secured Term Loan	2	-	-	333.8	341.1

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

Note 7.	Debt

As of September 30, 2018 and December 31, 2017, our debt balances were as follows (in millions):

	Weighted- Average Interest Rate	Maturities	September 30, 2018	December 31, 2017
Senior Secured Term Loan	4.42%	2021	$-	$339.0
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Total long-term debt			250.0	589.0
Unamortized Debt Discounts and Issuance Costs
Senior Secured Term Loan			-	(5.2)
Senior Unsecured Notes			(2.4)	(2.9)
Total Debt, net			247.6	580.9
Less current portion of long-term debt			-	39.8
Total long-term debt			$247.6	$541.1

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

In October 2018, we executed an amendment to the Term Loan Facility (the “Amendment”), under which the term of the Revolving Credit Facility has been extended by five years. In addition, the Amendment also provides for a reduction in the margin or “spread” that is charged over the available floating interest rates by 0.25% and a reduction in commitment fees for any unused portion of the line. In conjunction with the Amendment, we paid fees of $1.7 million which will be amortized over the term of the Revolving Credit Facility.

We repaid $40.0 million of our Term Loan Facility in the first quarter of 2018 pursuant to an excess cash flow provision in the credit agreement, resulting in an early debt extinguishment loss of $0.6 million. Using a portion of the proceeds from the Divestiture, we repaid the remaining amount owed during the second quarter of 2018, resulting in an early debt extinguishment loss of $4.2 million. Accordingly, early debt extinguishment losses of $4.8 million are included in “Interest expense” in the accompanying condensed consolidated income statements for the nine months ended September 30, 2018. Notwithstanding the retirement of the Term Loan Facility, the Revolving Credit Facility remains and is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock.

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, plus a margin ranging between 1.75% to 2.50% per annum (1.50% to 2.25% after the Amendment), depending on our consolidated total leverage ratio, or (ii) the base rate plus a margin ranging between 0.75% to 1.50% per annum (0.50% to 1.25% after the Amendment), depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility is subject to a commitment fee equal to (i) 0.25% per annum, when our consolidated total leverage ratio is less than 2.25 to 1.00 or (ii) 0.40% per annum (0.375% after the Amendment), otherwise.

To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of September 30, 2018, we had no borrowings and letters of credit of $1.0 million outstanding under the Revolving Credit Facility.

Senior Unsecured Notes

The senior unsecured notes (the “Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Unamortized debt discount and issuance costs are being amortized over the life of the Notes using the interest method, resulting in an effective interest rate of 6.52% as of September 30, 2018.

Note 8.	Income Taxes

On December 22, 2017, new federal tax reform, the Tax Cuts and Jobs Act (the “Act”), was enacted in the United States, resulting in significant changes from previous tax law. The new legislation reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. In the fourth quarter of 2017, we recorded a net benefit of $10.0 million on the date of enactment of the new legislation. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $16.0 million of benefit. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $7.0 million based on cumulative foreign earnings of $101.0 million. We also recorded a $1.0 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax.

The adjustments to the deferred tax assets and liabilities, and the liability related to the transition tax are provisional amounts based on information available as of September 30, 2018. These amounts are subject to change as we obtain information necessary to complete the calculations. We continue to evaluate the provisional estimates, but as of September 30, 2018, we have not modified our original estimates made as of December 31, 2017. We will update the provisional amounts as we refine our estimates of cumulative temporary differences and our interpretations of the application of the new legislation. We expect to complete our analysis of the provisional items during the fourth quarter of 2018. As of September 30, 2018, updates to information available at December 31, 2017 have been obtained, but our updates to the provisional estimates do not differ significantly from amounts previously recorded.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $16.0 million of deferred tax benefit recorded in connection with the re-measurement of certain deferred tax assets and liabilities, the $7.0 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings and the $1.0 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax are provisional amounts and reasonable estimates at December 31, 2017. The impact of the Act may differ from this estimate, due to, among other things, changes in interpretations we have made, guidance that may be issued and actions we may take as a result of the Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments.

The Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of September 30, 2018, the Company has included estimated GILTI effects in our calculation of tax expense for the quarter. The Company has not provided deferred taxes related to GILTI as of September 30, 2018.

At December 31, 2017, prior to the calculation of the transition tax on the mandatory deemed repatriation, U.S. income taxes and foreign withholding taxes had not been provided on $151.0 million of current and prior year undistributed earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to one of our U.S. entities or if we were to sell our stock in the subsidiaries.

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

The income tax provision was $0.8 million compared to a benefit of $7.6 million in the three months ended September 30, 2018 and 2017, respectively, and the corresponding effective tax rates were 16.0% and 42.7%, respectively. The income tax benefit was $2.9 million compared to a benefit of $25.5 million in the nine months ended September 30, 2018 and 2017, respectively, and the corresponding effective tax rates were 33.3% and 41.1%, respectively. The changes in the tax rate are primarily due to the effects of the Act.

Note 9.	Accumulated Other Comprehensive Income

The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Defined Benefit Pension Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2017	$(31.6)	$(0.5)	$0.8	$(31.3)
Other comprehensive income (loss)	0.9	0.7	(0.8)	0.8
Balance, September 30, 2018	$(30.7)	$0.2	$-	$(30.5)

The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unrealized translation	$1.6	$3.5	$0.9	$18.0
Defined benefit pension plans	-	0.1	0.9	0.3
Tax effect	-	-	(0.2)	-
Defined benefit pension plans, net of tax	-	0.1	0.7	0.3
Cash flow hedges	-	0.1	(1.0)	1.5
Tax effect	-	-	0.2	(0.3)
Cash flow hedges, net of tax	-	0.1	(0.8)	1.2
Change in AOCI	$1.6	$3.7	$0.8	$19.5

Note 10.	Stock-Based Compensation

Aggregate stock-based compensation expense for the three and nine months ended September 30, 2018 was $2.4 million and $8.0 million, respectively. The expense for the nine months ended September 30, 2018 is net of a Divestiture-related forfeiture benefit of $1.9 million that was recognized when employees conveyed to the Buyer upon closing. Stock-based compensation expense was $2.1 million and $11.9 million in the three and nine months ended September 30, 2017, respectively.

Stock-based compensation expense related to stock options in the three and nine months ended September 30, 2018 was $0.3 million and $1.9 million, respectively. Year-to-date expense is net of $0.4 million of Divestiture-related forfeitures. Stock-based compensation expense from stock options was $0.1 million and $3.5 million in the three and nine months ended September 30, 2017, respectively.

Expense related to time-based restricted share units in the three and nine months ended September 30, 2018 was $0.7 million and $2.8 million, respectively. Year-to-date expense is net of $0.9 million of Divestiture-related forfeitures. Expense from time-based restricted share units was not material in the three months ended September 30, 2017 and was $3.1 million in the nine months ended September 30, 2017.

Stock-based compensation expense related to performance-based restricted share units in the three and nine months ended September 30, 2018 was $1.4 million and $3.3 million, respectively. Year-to-date expense is net of $0.6 million of Divestiture-related forfeitures. Expense from performance-based restricted share units was $2.0 million and $5.3 million in the three and nine months ended September 30, 2017, respectively.

The stock-based compensation expense amounts above include amounts allocated to discontinued operations. Most of the Divestiture-related benefit is included in discontinued operations. Accordingly, stock-based compensation expense allocated to discontinued operations was a net benefit of $1.9 million in the nine months ended September 30, 2018. Stock-based compensation expense allocated to discontinued operations was $0.5 million and $1.2 million in the three and nine months ended September 30, 2017, respectively.

Note 11.	Commitments and Contingencies

We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are generally our responsibility and we are obligated to indemnify and hold Kimberly-

Clark harmless for such matters (“Indemnification Obligation”). We have incurred expenses of $3.7 million and $6.6 million related to these matters in the three and nine months ended September 30, 2018, respectively, compared to $3.6 million and $17.3 million in the three and nine months ended September 30, 2017, respectively.

Surgical Gown Litigation and Related Matters

Bahamas Surgery Center

We have an Indemnification Obligation for the matter styled Bahamas Surgery Center, LLC v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 2:14-cv-08390-DMG-SH (C.D. Cal.) (“Bahamas”), filed on October 29, 2014. In that case, the plaintiff brought a putative class action asserting claims for common law fraud (affirmative misrepresentation and fraudulent concealment) and violation of California’s Unfair Competition Law (“UCL”) in connection with our marketing and sale of MicroCool surgical gowns.

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

Kimberly-Clark Corporation

We have notified Kimberly-Clark that we have reserved our rights to challenge any purported obligation to indemnify Kimberly-Clark for the punitive damages awarded against them. In connection with our reservation of rights, on May 1, 2017, we filed a complaint in the matter styled Halyard Health, Inc. v. Kimberly-Clark Corporation, Case No. BC659662 (County of Los Angeles, Superior Court of California). In that case, we seek a declaratory judgment that we have no obligation, under the Distribution Agreement or otherwise, to indemnify, pay, reimburse, assume, or otherwise cover punitive damages assessed against Kimberly-Clark in the Bahamas matter, or any Expenses or Losses (as defined in the distribution agreement) associated with an award of punitive damages. On May 2, 2017, Kimberly-Clark filed a complaint in the matter styled Kimberly-Clark Corporation v. Halyard Health, Inc., Case No. 2017-0332-AGB (Court of Chancery of the State of Delaware). In that case, Kimberly-Clark seeks a declaratory judgment that (1) we must indemnify them for all damages, including punitive damages, assessed against them in the Bahamas matter, (2) we have anticipatorily and materially breached the Distribution Agreement by our failure to indemnify them, and (3) we are estopped from asserting, or have otherwise waived, any claim that we are not required to indemnify them for all damages, including punitive damages, that may be awarded in the Bahamas matter. On May 26, 2017, we moved to dismiss or stay Kimberly-Clark’s Delaware complaint, and on June 16, 2017, Kimberly-Clark moved for summary judgment. On September 12, 2017, the Delaware court granted our motion to stay Kimberly-Clark’s complaint and therefore did not take any action on Kimberly-Clark’s motion for summary judgment. We intend to vigorously pursue our case against Kimberly-Clark in California and to vigorously defend against their case against us in Delaware.

Government Investigation

In June 2015, we were served with a subpoena from the Department of Veterans Affairs Office of the Inspector General (“VA OIG”) seeking information related to the design, manufacture, testing, sale and promotion of MicroCool and other Company surgical gowns, and, in July 2015, we also became aware that the subpoena and an earlier VA OIG subpoena served on Kimberly-Clark requesting information about gown sales to the federal government are related to a United States Department of Justice (“DOJ”) investigation. In May 2016, April 2017 and September 2018, we received additional subpoenas from the DOJ seeking further information related to Company gowns. The Company is cooperating with the DOJ investigation.

Shahinian

On October 12, 2016, after the DOJ and various States declined to intervene, a qui tam matter was unsealed and a complaint subsequently served on us in a matter styled U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C. D. Cal.) (“Shahinian”), filed on October 27, 2014. The case alleges, among other things, violations of the federal and various state False Claims Acts in connection with the marketing and sale of certain surgical gowns. On March 8, 2017, Kimberly-Clark moved to dismiss the Shahinian complaint, and on July 14, 2017, the court granted Kimberly-Clark’s motion. The plaintiff then filed a second amended complaint, and on August 11, 2017, Kimberly-Clark moved to dismiss that one as well. On November 30, 2017, the court again granted Kimberly-Clark’s motion. The plaintiff then filed a third amended complaint. On January 18, 2018, Kimberly-Clark moved to dismiss that one too. On September 30, 2018, the court granted Kimberly-Clark’s motion with prejudice.

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

Jackson

We were served with a complaint in a matter styled Jackson v. Halyard Health, Inc., Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-05093-LTS (S.D.N.Y.), filed on June 28, 2016. In that case, the plaintiff brings a putative class action against the Company, our former Chief Executive Officer, our Chief Financial Officer and other defendants, asserting claims for violations of the Securities Exchange Act, Sections 10(b) and 20(a). The plaintiff alleges that the defendants made misrepresentations and failed to disclose certain information about the safety and effectiveness of our MicroCool gowns and thereby artificially inflated the Company’s stock prices during the respective class periods. The alleged class period for purchasers of Kimberly-Clark securities who subsequently received Avanos securities is February 25, 2013 to October 21, 2014, and the alleged class period for purchasers of Avanos securities is October 21, 2014 to April 29, 2016. On February 16, 2017, we moved to dismiss the case. On March 30, 2018, the court granted our motion to dismiss and entered judgment in our favor. On April 27, 2018, the plaintiff filed a Motion for Relief from the Judgment and for Leave to Amend. We intend to continue our vigorous defense of this matter.

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

Naeyaert

On April 13, 2017, Kimberly-Clark was served with a complaint in the matter styled Christopher Naeyaert v. Kimberly-Clark Corporation, et al., No. PSC 1603503 (County of Riverside, Superior Court of California), filed on July 21, 2016. In that case, the plaintiff makes allegations similar to those in Bahamas and brings causes of action similar to those in Bahamas, except the allegations and causes of action relate to the Ultra surgical gown. On June 5, 2017, Kimberly-Clark moved to dismiss the complaint. On August 21, 2017, Naeyaert filed an amended complaint and on September 18, 2017, Kimberly-Clark filed a motion to dismiss the amended complaint. On September 28, 2018, the court granted in part Kimberly-Clark’s motion but allowed Naeyaert leave to amend his complaint. On October 12, 2018, Naeyaert filed a Third Amended Complaint.

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

As of September 30, 2018, we have an accrued liability for the matters described herein. The accrued liability is included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us, (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.

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

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) from continuing operations	$4.2	$(10.2)	$(5.8)	$(36.5)
Income from discontinued operations, net of tax	-	26.8	65.5	83.0
Net income	$4.2	$16.6	$59.7	$46.5

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	47.3	46.8	47.1	46.7
Dilutive effect of stock options and restricted share unit awards	1.3	-	-	-
Diluted weighted average shares outstanding	48.6	46.8	47.1	46.7

Basic Earnings (Loss) Per Share
Continuing operations	$0.09	$(0.22)	$(0.12)	$(0.78)
Discontinued operations	$-	$0.57	$1.39	$1.78
Net income	$0.09	$0.35	$1.27	$1.00

Diluted Earnings (Loss) Per Share
Continuing operations	$0.09	$(0.22)	$(0.12)	$(0.78)
Discontinued operations	$-	$0.57	$1.39	$1.78
Net income	$0.09	$0.35	$1.27	$1.00

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

In the nine months ended September 30, 2018, 1.2 million of potentially dilutive stock options and restricted shares units were excluded from the computation of earnings per share as their effect would have been anti-dilutive. In the three and nine months ended September 30, 2017, 0.8 million and 0.7 million, respectively, of potentially dilutive stock options and restricted share units were excluded from the computation of earnings per share computation due to losses from continuing operations, which would cause the shares to become anti-dilutive.

Note 13.	Business Segment Information

Information concerning unaudited consolidated operations by business segment is presented in the following table (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales
Medical Devices	$165.1	$150.5	$482.4	$445.3
Corporate and Other	-	-	-	-
Total Net Sales	165.1	150.5	482.4	445.3
Operating Profit
Medical Devices	29.3	37.6	100.5	116.3
Corporate and Other(a)	(21.4)	(44.6)	(93.7)	(139.7)
Other income (expense), net(b)	(0.9)	(3.4)	2.0	(16.7)
Total Operating Profit	7.0	(10.4)	8.8	(40.1)
Interest income	2.2	0.7	5.4	1.6
Interest expense	(4.2)	(8.1)	(22.9)	(23.5)
Income before Income Taxes	$5.0	$(17.8)	$(8.7)	$(62.0)

(a)

Corporate and Other for the three and nine months ended September 30, 2018 includes zero and $37.0 million, respectively, of costs formerly included in the S&IP business, $14.0 million and $45.5 million, respectively, of general expenses, $5.1 million and $11.9 million, respectively, of restructuring costs (see Note 3, “Restructuring Activities”), $0.8 million and $1.1 million, respectively of acquisition-related costs (see Note 4 “Business Acquisitions) and $1.5 million of costs and $1.8 million net benefit, respectively, from our TSA arrangements. Corporate and Other for the three and nine months ended September 30, 2017 includes $29.0 million and $86.3 million, respectively, of costs formerly included in the S&IP business, $13.6 million and $47.6 million, respectively, of general expenses, $2.0 million and $5.3 million, respectively, of acquisition-related expenses and zero and $0.5 million for post spin-related items.

(b)	Other expense includes amounts incurred related to litigation matters. See Note 11, “Commitments and Contingencies.”

Disaggregated Revenue

Our management evaluates the product category sales within our reportable business segment. Net sales by product category is presented in the following table (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales
Chronic care	$93.6	$88.8	$287.8	$266.1
Pain management	71.5	61.7	194.6	179.2
Total net sales	$165.1	$150.5	$482.4	$445.3

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

In October 2014, Avanos Medical, Inc. (referred to below as “Parent”) issued the Notes (described in Note 7, “Debt”). The Notes are guaranteed, jointly and severally by each of our domestic subsidiaries that guarantees the Senior Credit Facilities (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions as defined in the Indenture dated October 17, 2014. Each Guarantor Subsidiary is directly or indirectly 100%-owned by Avanos Medical, Inc. Each of the guarantees of the Notes is a general unsecured obligation of each Guarantor Subsidiary and ranks equally in right of payment with all existing and future indebtedness and all other obligations (except subordinated indebtedness) of each Guarantor Subsidiary.

The following condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017, the condensed consolidating statements of income for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017 provide condensed consolidating financial information for Avanos Medical, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidated basis.

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

AVANOS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS

(in millions)

	Three Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$-	$170.9	$13.4	$(19.2)	$165.1
Cost of products sold	-	73.7	5.8	(19.1)	60.4
Gross Profit	-	97.2	7.6	(0.1)	104.7
Research and development	-	10.5	-	-	10.5
Selling and general expenses	11.4	65.3	9.6	-	86.3
Other income, net	1.0	1.4	(1.7)	0.2	0.9
Operating (Loss) Profit	(12.4)	20.0	(0.3)	(0.3)	7.0
Interest income	0.7	-	2.5	(1.0)	2.2
Interest expense	(4.3)	(0.8)	(0.1)	1.0	(4.2)
(Loss) Income Before Income Taxes	(16.0)	19.2	2.1	(0.3)	5.0
Income tax benefit (provision)	4.1	(0.1)	(4.8)	-	(0.8)
Equity in earnings of consolidated subsidiaries	16.2	2.5	-	(18.7)	-
Net Income (Loss)	4.3	21.6	(2.7)	(19.0)	4.2
Total other comprehensive income, net of tax	1.6	2.7	2.1	(4.8)	1.6
Comprehensive Income (Loss)	$5.9	$24.3	$(0.6)	$(23.8)	$5.8

AVANOS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS

(in millions)

	Three Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$-	$167.8	$75.8	$(93.1)	$150.5
Cost of products sold	-	93.1	69.5	(93.1)	69.5
Gross Profit	-	74.7	6.3	-	81.0
Research and development	-	9.6	-	-	9.6
Selling and general expenses	8.7	59.8	9.9	-	78.4
Other expense and (income), net	(0.4)	8.1	(4.3)	-	3.4
Operating (Loss) Income	(8.3)	(2.8)	0.7	-	(10.4)
Interest income	0.2	-	1.1	(0.6)	0.7
Interest expense	(8.2)	(0.5)	-	0.6	(8.1)
(Loss) Income Before Income Taxes	(16.3)	(3.3)	1.8	-	(17.8)
Income tax benefit	2.8	4.0	0.8	-	7.6
Equity in earnings of consolidated subsidiaries	27.7	6.2	-	(33.9)	-
Net Income (Loss) from Continuing Operations	14.2	6.9	2.6	(33.9)	(10.2)
Income from discontinued operations, net of tax	2.4	14.7	9.7	-	26.8
Net Income	16.6	21.6	12.3	(33.9)	16.6
Total other comprehensive income, net of tax	3.7	2.4	3.8	(6.2)	3.7
Comprehensive Income	$20.3	$24.0	$16.1	$(40.1)	$20.3

AVANOS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS

(in millions)

	Nine Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$-	$513.9	$125.4	$(156.9)	$482.4
Cost of products sold	(0.8)	247.6	101.9	(156.8)	191.9
Gross Profit	0.8	266.3	23.5	(0.1)	290.5
Research and development	-	31.2	-	-	31.2
Selling and general expenses	32.0	187.3	33.2	-	252.5
Other (income) and expense, net	(1.2)	2.7	(7.6)	4.1	(2.0)
Operating (Loss) Income	(30.0)	45.1	(2.1)	(4.2)	8.8
Interest income	2.5	0.1	5.7	(2.9)	5.4
Interest expense	(23.2)	(2.4)	(0.2)	2.9	(22.9)
(Loss) Income Before Income Taxes	(50.7)	42.8	3.4	(4.2)	(8.7)
Income tax benefit (provision)	12.9	(1.3)	(8.7)	-	2.9
Equity in earnings of consolidated subsidiaries	104.0	143.1	-	(247.1)	-
Net Income (Loss) from Continuing Operations	66.2	184.6	(5.3)	(251.3)	(5.8)
(Loss) Income from discontinued operations, net of tax	(6.5)	(49.9)	121.9	-	65.5
Net Income	59.7	134.7	116.6	(251.3)	59.7
Total other comprehensive (loss) income, net of tax	0.8	5.5	1.4	(6.9)	0.8
Comprehensive Income	$60.5	$140.2	$118.0	$(258.2)	$60.5

AVANOS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS

(in millions)

	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$-	$493.7	$221.0	$(269.4)	$445.3
Cost of products sold	-	274.0	193.7	(269.4)	198.3
Gross Profit	-	219.7	27.3	-	247.0
Research and development	-	26.1	-	-	26.1
Selling and general expenses	28.4	185.4	30.5	-	244.3
Other expense and (income), net	(0.1)	26.9	(10.1)	-	16.7
Operating (Loss) Profit	(28.3)	(18.7)	6.9	-	(40.1)
Interest income	0.6	-	3.2	(2.2)	1.6
Interest expense	(24.0)	(1.6)	(0.1)	2.2	(23.5)
(Loss) Income Before Income Taxes	(51.7)	(20.3)	10.0	-	(62.0)
Income tax benefit	5.3	18.5	1.7	-	25.5
Equity in earnings of consolidated subsidiaries	79.8	19.2	-	(99.0)	-
Net Income (Loss) from Continuing Operations	33.4	17.4	11.7	(99.0)	(36.5)
Income from discontinued operations, net of tax	13.1	50.4	19.5	-	83.0
Net Income	46.5	67.8	31.2	(99.0)	46.5
Total other comprehensive income, net of tax	19.5	14.3	18.7	(33.0)	19.5
Comprehensive Income	$66.0	$82.1	$49.9	$(132.0)	$66.0

AVANOS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in millions)

	As of September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$327.5	$26.6	$57.7	$-	$411.8
Accounts receivable, net of allowances	3.0	1,282.2	213.1	(1,346.5)	151.8
Inventories	-	106.0	15.2	-	121.2
Prepaid expenses and other current assets	2.5	15.9	34.0	-	52.4
Total Current Assets	333.0	1,430.7	320.0	(1,346.5)	737.2
Property, Plant and Equipment, net	-	115.4	21.6	-	137.0
Investment in Consolidated Subsidiaries	2,410.8	243.8	-	(2,654.6)	-
Goodwill	-	760.9	25.8	-	786.7
Other Intangible Assets, net	-	165.2	8.7	-	173.9
Other Assets	-	5.3	4.4	-	9.7
TOTAL ASSETS	$2,743.8	$2,721.3	$380.5	$(4,001.1)	$1,844.5

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$1,177.5	$258.3	$58.9	$(1,335.5)	$159.2
Accrued expenses	10.3	83.2	23.8	(11.0)	106.3
Total Current Liabilities	1,187.8	341.5	82.7	(1,346.5)	265.5
Long-Term Debt	247.6	-	-	-	247.6
Other Long-Term Liabilities	8.2	19.2	3.8	-	31.2
Total Liabilities	1,443.6	360.7	86.5	(1,346.5)	544.3
Total Equity	1,300.2	2,360.6	294.0	(2,654.6)	1,300.2
TOTAL LIABILITIES AND EQUITY	$2,743.8	$2,721.3	$380.5	$(4,001.1)	$1,844.5

AVANOS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(in millions)

	As of December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$114.5	$16.0	$89.2	$-	$219.7
Accounts receivable, net of allowances	1.1	623.0	266.3	(687.4)	203.0
Inventories	-	76.0	15.1	-	91.1
Prepaid expenses and other current assets	0.6	11.7	2.1	-	14.4
Assets held for sale	0.3	546.7	85.5	-	632.5
Total Current Assets	116.5	1,273.4	458.2	(687.4)	1,160.7
Property, Plant and Equipment, net	-	92.9	17.0	-	109.9
Investment in Consolidated Subsidiaries	2,154.3	403.2	-	(2,557.5)	-
Goodwill	-	738.1	26.6	-	764.7
Other Intangible Assets, net	-	139.5	9.4	-	148.9
Other Assets	0.3	6.0	5.4	-	11.7
TOTAL ASSETS	$2,271.1	$2,653.1	$516.6	$(3,244.9)	$2,195.9

LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$39.8	$-	$-	$-	$39.8
Trade accounts payable	454.0	347.0	49.8	(679.6)	171.2
Accrued expenses	11.6	113.9	27.4	(8.0)	144.9
Liabilities held for sale	-	7.8	26.1	-	33.9
Total Current Liabilities	505.4	468.7	103.3	(687.6)	389.8
Long-Term Debt	541.1	-	-	-	541.1
Other Long-Term Liabilities	9.2	36.1	4.3	-	49.6
Total Liabilities	1,055.7	504.8	107.6	(687.6)	980.5
Total Equity	1,215.4	2,148.3	409.0	(2,557.3)	1,215.4
TOTAL LIABILITIES AND EQUITY	$2,271.1	$2,653.1	$516.6	$(3,244.9)	$2,195.9

AVANOS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(139.3)	$(5.9)	$7.0	$-	$(138.2)
Investing Activities
Capital expenditures	-	(24.9)	(6.5)	-	(31.4)
Acquisition of business, net of cash acquired	(65.6)	-	-	-	(65.6)
Proceeds from the Divestiture	540.0	9.1	205.2	-	754.3
Dividend received from subsidiaries	-	233.5	-	(233.5)	-
Intercompany contributions	-	(200.7)	-	200.7	-
Cash Provided by Investing Activities	474.4	17.0	198.7	(32.8)	657.3
Financing Activities
Intercompany contributions	200.7	-	-	(200.7)	-
Debt repayments	(339.0)	-	-	-	(339.0)
Purchase of treasury stock	(0.6)	-	-	-	(0.6)
Proceeds from the exercise of stock options	16.8	-	-	-	16.8
Cash dividends paid to Guarantor	-	-	(233.5)	233.5	-
Cash Used in Financing Activities	(122.1)	-	(233.5)	32.8	(322.8)
Effect of Exchange Rate on Cash and Cash Equivalents	-	(0.5)	(3.7)	-	(4.2)
Increase (Decrease) in Cash and Cash Equivalents	213.0	10.6	(31.5)	-	192.1
Cash and Cash Equivalents, Beginning of Period	114.5	16.0	89.2	-	219.7
Cash and Cash Equivalents, End of Period	$327.5	$26.6	$57.7	$-	$411.8

AVANOS MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(27.6)	$82.6	$25.1	$-	$80.1
Investing Activities
Capital expenditures	-	(22.9)	(7.7)	-	(30.6)
Proceeds from property dispositions	-	0.1	-	-	0.1
Intercompany contributions	-	(54.4)	-	54.4	-
Cash Used in Investing Activities	-	(77.2)	(7.7)	54.4	(30.5)
Financing Activities
Intercompany contributions	58.0	-	(3.6)	(54.4)	-
Purchase of treasury stock	(2.0)	-	-	-	(2.0)
Proceeds from the exercise of stock options	2.3	-	-	-	2.3
Cash Provided by (Used in) Financing Activities	58.3	-	(3.6)	(54.4)	0.3
Effect of Exchange Rate on Cash and Cash Equivalents	-	0.3	2.2	-	2.5
Increase (Decrease) in Cash and Cash Equivalents	30.7	5.7	16.0	-	52.4
Cash and Cash Equivalents, Beginning of Period	54.2	9.5	50.0	-	113.7
Cash and Cash Equivalents, End of Period	$84.9	$15.2	$66.0	$-	$166.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have entered into certain commercial agreements, including transition services agreements (“TSA”) with the Buyer pursuant to which we and the Buyer, and each company’s respective affiliates, will provide to each other various transitional services. The services will terminate no later than two years after the Divestiture. We have also entered into distribution agreements with the Buyer under which we will remain a limited risk distributor for S&IP products on the Buyer’s behalf for sales outside of the United States and Canada. We anticipate the transition services and limited risk distributor arrangements will terminate no later than two years following the Divestiture.

In the three months ended September 30, 2018, divestiture-related activities resulted in expenses of $2.3 million, net of amounts realized from our TSA arrangements with the Buyer. In the nine months ended September 30, 2018, excluding a gain of $89.9 million, divestiture-related activities resulted in expenses of $16.4 million, net of amounts realized from our TSA arrangements.

As a result of the Divestiture, the results of operations from our S&IP business are reported as “Income from discontinued operations, net of tax” through April 30, 2018 and the related assets and liabilities were classified as “held for sale” in the condensed consolidated balance sheet as of December 31, 2017. See “Discontinued Operations” in Note 2 to the condensed consolidated financial statements in Item 1 of this report.

As a focused Medical Devices business, Avanos operates in attractive end-markets. We will deploy a dual-track growth strategy focused on product development and M&A while right-sizing the cost structure of our operations to create a scalable and cost-efficient infrastructure. We have initiated a multi-year phased restructuring to reduce dis-synergies and corporate costs. See “Restructuring Activities” below for further discussion.

Restructuring Activities

Organizational Alignment

In December 2017, in conjunction with the Divestiture (see Note 2, “Discontinued Operations”), we initiated the first phase of a multi-year restructuring plan (the “Plan”). The initial phase of the Plan is intended to align our organizational and management structure with our remaining Medical Devices business.

We now expect to incur up to $15 million of pre-tax costs, of which $6 million to $7 million is for employee severance and benefits and the remainder for third-party services and other related costs. These are cash costs that will be incurred as we execute the Plan, which we expect to substantially complete by the end of 2019.

Program-to-date, we have incurred $11.8 million of expenses, of which $1.9 million and $6.4 million, primarily for consulting services, were incurred in the three and nine months ended September 30, 2018, respectively, and are included in “Selling and general expenses” in the condensed consolidated income statement in Item 1 of this report. As of September 30, 2018, the remaining liability in “Accrued expenses” and “Other long-term liabilities” for employee severance and benefits and other services was $5.3 million in the accompanying condensed consolidated balance sheet..

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

The Company expects to incur between $40 million and $50 million to implement the ITS Plan, of which $30 million to $35 million is expected to qualify for capitalization and the remainder, primarily consulting and other costs, will be expensed as incurred. The Company expects to substantially complete the ITS Plan by the end of 2019. We have incurred $3.2 million and $5.5 million of costs related to the ITS Plan in the three and nine months ended September 30, 2018 which are included in “Selling and general expenses” in the condensed consolidated income statement in Item 1 of this report. In addition, as of September 30, 2018, we have capitalized $18.4 million of costs, including $1.8 million of capitalized internal labor costs, under the ITS Plan that are included in “Property, Plant and Equipment, net” in the condensed consolidated balance sheet in Item 1.

Business Acquisition

On July 1, 2018, Avanos acquired CoolSystems, Inc., for $65.6 million in cash (the “Acquisition”), net of cash acquired, which was based on a purchase price of $65.0 million plus certain adjustments as provided in the purchase agreement. CoolSystems, Inc. is marketed as Game Ready® and is hereinafter referred to as “Game Ready.” The Acquisition was funded using part of the proceeds received from the Divestiture.

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

Game Ready’s results for the three months ended September 30, 2018 have been included in the accompanying condensed consolidated income statement. Game Ready’s net revenue of $9.4 million is included in “Net Sales” in the accompanying condensed consolidated income statement for the three months ended September 30, 2018.

Results of Operations and Related Information

Costs Included in Continuing Operations

The results of operations described below exclude the S&IP business, which is reported in “Income from discontinued operations, net of tax” in the condensed consolidated income statement for all periods presented. In accordance with accounting principles generally accepted in the United States (“GAAP”), only costs specifically identifiable and attributable to a business to be disposed may be reported in discontinued operations. Consequently, certain costs that were historically presented as a component of the S&IP business were included in continuing operations. These costs, on a pre-tax basis, were $37.0 million in the nine months ended September 30, 2018 compared to $29.0 million and $86.3 million the three and nine months ended September 30, 2017, respectively.

Other items impacting operating results include:

Restructuring activities

As previously described under “Restructuring Activities,” we have incurred $5.1 million and $11.9 million of costs related to the Plan for the three and nine months ended September 30, 2018, which includes $1.9 million and $6.4 million, respectively, for organizational alignment and $3.2 million and $5.5 million, respectively, for the ITS Plan. In addition, $18.4 million of costs have been capitalized under the ITS Plan.

Legal costs

We incurred $3.7 million and $6.6 million of expenses for certain litigation matters in the three and nine months ended September 30, 2018, respectively, compared to $3.6 million and $17.3 million in the same periods last year. See “Commitments and Contingencies” in Note 11 to the condensed consolidated financial statements in Item 1 of this report.

Acquisition-related

In the three and nine months ended September 30, 2018, we incurred $0.8 million and $1.1 million, respectively, of costs related to our acquisition of Game Ready as previously described under “Business Acquisition.”

In the three and nine months ended September 30, 2017, we incurred $2.0 million and $5.3 million, respectively, of costs related to the consolidation of Corpak into our existing corporate and operating facilities.

Net Sales and Operating Profit (Loss)

Our net sales and operating profit (loss) is summarized in the following tables for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Net Sales
Chronic care	$93.6	$88.8	5.4%	$287.8	$266.1	8.2%
Pain management	71.5	61.7	15.9	194.6	179.2	8.6
Net Sales	$165.1	$150.5	9.7%	$482.4	$445.3	8.3%

	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net Sales - percentage change - QTD	10%	10%	(1)%	—%	1%
Net Sales - percentage change - YTD	8%	7%	1%	1%	(1)%

_____________________________

(a)	Volume includes incremental sales from the Game Ready acquisition.
(b)	Other includes rounding.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017
Operating Profit (Loss)
Medical Devices	$29.3	$37.6	(22.1)%	$100.5	$116.3	(13.6)%
Corporate and Other(a)	(21.4)	(44.6)	N.M.	(93.7)	(139.7)	N.M.
Other expense, net(b)	(0.9)	(3.4)	N.M.	2.0	(16.7)	N.M.
Total Operating Income (Loss)	$7.0	$(10.4)	N.M.	$8.8	$(40.1)	N.M.

N.M. - Not meaningful

(a)

Corporate and Other for the three and nine months ended September 30, 2018 includes zero and $37.0 million, respectively, of costs formerly included in the S&IP business, $14.0 million and $45.5 million, respectively, of general expenses and $5.1 million and $11.9 million, respectively, of restructuring costs (see Note 3 to the condensed consolidated financial statements, “Restructuring Activities”), $0.8 million and $1.1 million, respectively, of acquisition related costs (See Note 4 to the condensed consolidated financial statements, “Business Acquisitions”) and $1.5 million of costs and $1.8 million net benefit, respectively from our TSA arrangements. Corporate and Other for the three and nine months ended September 30, 2017 includes $29.0 million and $86.3 million, respectively, of costs formerly included in the S&IP business, $13.6 million and $47.6 million, respectively, of general expenses, $2.0 million and $5.3 million, respectively, of acquisition-related expenses and zero and $0.5 million for post spin-related items.

(b)	Other expense includes amounts incurred related to litigation matters. See Note 11, “Commitments and Contingencies.”

Third Quarter 2018 Compared to Third Quarter 2017

Net sales increased 10% over the prior year. Volume growth was led by the Game Ready acquisition, which contributed 6%, while organic volume growth came primarily from interventional pain, which was driven by increased adoption of our Coolief therapy, and growth in digestive health. Volume growth was partially offset by unfavorable mix and selling prices. Acute pain products continued to experience lower volume in the third quarter, partially offsetting the higher volume in our other products.

Acute pain may continue to face challenges due to a nationwide shortage of Bupivacaine, the pain medication predominantly used in our On-Q pain medication pumps.

Operating income was $7.0 million compared to an operating loss of $10.4 million in the prior year, which was impacted by $29.0 million of costs that were historically presented as a component of the S&IP business. Net sales volume growth and manufacturing savings were partially offset by dis-synergies due to the S&IP divestiture and increased research and development and other investments that are intended to drive future growth.

First Nine Months of 2018 Compared to the First Nine Months of 2017

Year-to-date net sales increased 8% over the prior year due primarily to 7% organic volume growth. Volume growth was led by interventional pain, with increased adoption of our Coolief therapy, digestive health, respiratory health and the Game Ready acquisition, which contributed 2% of volume growth. This growth was partially offset by unfavorable volume in acute pain due to a nationwide Bupivacaine shortage, which adversely impacts our On-Q pain medication pumps.

Operating income was $8.8 million compared to an operating loss of $40.1 million in the prior year. Volume growth, lower selling and general expenses and lower costs previously included in the S&IP business were partially offset by dis-synergies resulting from the S&IP divestiture and higher research and development and other investments that are intended to drive future growth.

Net Sales By Geographic Region

Net sales by region is presented in the table below (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Net Sales
North America	$130.0	$115.9	12.2%	$374.1	$344.1	8.7%
Europe, Middle East and Africa	20.4	19.6	4.1%	63.9	60.5	5.6%
Asia Pacific and Latin America	14.7	15.0	(2.0)%	44.4	40.7	9.1%
Total Net Sales	$165.1	$150.5	9.7%	$482.4	$445.3	8.3%

Interest Income and Expense

Interest expense was $4.2 million and $22.9 million in the three and nine months ended September 30, 2018, respectively, compared to $8.1 million and $23.5 million in the three and nine months ended September 30, 2017, respectively. In the first nine months of 2018, we repaid the senior secured term loan, resulting in an early debt extinguishment loss of $4.8 million, which is included in “Interest expense” for the nine months ended September 30, 2018. Accordingly, interest expense for the three months ended September 30, 2018 is lower than the prior year because interest expense was incurred only on our senior unsecured notes.

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

The adjustments to the deferred tax assets and liabilities, and the liability related to the transition tax are provisional amounts based on information available as of September 30, 2018. These amounts are subject to change as we obtain information necessary to complete the calculations. We continue to evaluate the provisional estimates, but as of September 30, 2018, we have not modified our original estimates made as of December 31, 2017. We will update the provisional amounts as we refine our estimates of cumulative temporary differences and our interpretations of the application of the new legislation. We expect to complete our analysis of the provisional items during the fourth quarter of 2018. As of September 30, 2018, updates to information available at December 31, 2017 have been obtained, but our updates to the provisional estimates do not differ significantly from amounts previously recorded.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations)

in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $16.0 million of deferred tax benefit recorded in connection with the re-measurement of certain deferred tax assets and liabilities, the $7.0 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings and the $1 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax are provisional amounts and reasonable estimates at December 31, 2017. The impact of the Act may differ from this estimate, due to, among other things, changes in interpretations we have made, guidance that may be issued and actions we may take as a result of the Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments.

The Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of September 30, 2018, the Company has included estimated GILTI effects in our calculation of tax expense for the quarter. The Company has not provided deferred taxes related to GILTI as of September 30, 2018.

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

The income tax provision was $0.8 million compared to a benefit of $7.6 million in the three months ended September 30, 2018 and 2017, respectively, and the corresponding effective tax rates were 16.0% and 42.7%, respectively. The income tax benefit was $2.9 million compared to a benefit of $25.5 million in the nine months ended September 30, 2018 and 2017, respectively, and the corresponding effective tax rates were 33.3% and 41.1%, respectively. The changes in the tax rate are primarily due to the effects of the Act.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash on hand provided by operating activities and amounts available under our revolving credit facility. Cash provided by operating activities has been and is expected to remain a primary source of funds. Cash provided by operations has historically generated sufficient cash to fund our investments in working capital and capital expenditures. The cash used in operations is primarily driven by Divestiture-related activities as discussed below. As of September 30, 2018, $81.8 million of our $411.8 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or result of operations for the foreseeable future. We believe that our ability to generate cash from domestic and international operations and the borrowing capacity under our available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.

As described earlier under “Divestiture of the S&IP Business,” we closed the sale of our S&IP business on April 30, 2018 and used a portion of the net proceeds to retire the remainder of our senior secured term loan. The remaining net proceeds will be used to reinvest in the business through acquisitions and organic growth.

Cash and cash equivalents increased by $192.1 million to $411.8 million as of September 30, 2018 compared to $219.7 million as of December 31, 2017. The increase was driven by $754.3 million in Divestiture proceeds partially offset by $339.0 million to retire our senior secured term loan, $138.2 million used in operations, $65.6 million used for the Game Ready acquisition and $31.4 million of capital expenditures.

In the prior year, cash and equivalents increased by $52.4 million to $166.1 million as of September 30, 2017 primarily due to $80.1 million of cash provided by operating activities and $30.6 million of capital expenditures.

Operating Activities

Operating activities used $138.2 million in the nine months ended September 30, 2018 which includes $98.4 million used to settle Divestiture-related net liabilities. Operating activities provided $80.1 million in the same period last year primarily due to changes in working capital, particularly in inventories and accrued liabilities.

Investing Activities

Investing activities provided $657.3 million, driven by $754.3 million of Divestiture proceeds partially offset by $65.6 million, net of cash acquired, used in the acquisition of Game Ready. Capital expenditures were $31.4 million in the nine months ended September 30, 2018. Investing activities used $30.5 million in the same period last year, consisting primarily of $30.6 million of capital expenditures.

Financing Activities

Financing activities used $322.8 million and included $339.0 million used to retire our senior secured term loan partially offset by $16.8 million in proceeds from the exercise of stock options.

Long Term Debt

As of September 30, 2018, debt was $247.6 million, net of unamortized discount, on our Senior Unsecured Notes that mature on October 15, 2022.

We repaid $40.0 million of our Term Loan Facility in the first quarter of 2018 pursuant to an excess cash flow provision in the credit agreement, resulting in an early debt extinguishment loss of $0.6 million. Using a portion of the proceeds from the Divestiture, we repaid the remaining amount owed during the second quarter of 2018, resulting in an early debt extinguishment loss of $4.2 million. Accordingly, early debt extinguishment losses of $4.8 million are included in “Interest expense” in the accompanying condensed consolidated income statements for the nine months ended September 30, 2018. Notwithstanding the retirement of the Term Loan Facility, the Revolving Credit Facility remains and is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock.

In October 2018, we executed an amendment to the Term Loan Facility (the “Amendment”), under which the term of the Revolving Credit Facility has been extended by five years. In addition, the Amendment also provides for a reduction in the margin or “spread” that is charged over the available floating interest rates by 0.25% and a reduction in commitment fees for any unused portion of the line. In conjunction with the Amendment, we paid fees of $1.7 million which will be amortized over the term of the Revolving Credit Facility.

To the extent we remain in compliance with certain financial covenants in our credit agreement, funds under the revolving credit facility are available for our working capital and other liquidity requirements. As of September 30, 2018, we had no borrowings and letters of credit of $1.0 million outstanding under the Revolving Credit Facility.

See Item 1, Note 7 to the condensed consolidated financial statements, “Debt,” for further details regarding our debt agreements.

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

Information Concerning Forward-Looking Statements

The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three and nine months ended September 30, 2018 and 2017 and our financial position as of September 30, 2018 and December 31, 2017. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

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

With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

As discussed in Note 4 to the condensed consolidated financial statements in this Form 10-Q, on July 1, 2018, we completed the Cool Systems, Inc. acquisition. The results of operations of the acquired business are included in our results of operations beginning July 1, 2018. We are currently in the process of evaluating Cool Systems’ internal controls over financial reporting. Other than the changes resulting from the Cool Systems acquisition, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AVANOS MEDICAL, INC.
(Registrant)

November 6, 2018	By:	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 6, 2018	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)