Form 10-Q/A
period 2018-09-30
Avanos Medical, Inc.
filed 2018-12-17
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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
(Zip code)
(678) 425-9273
(Registrant’s telephone number, including area code)

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Avanos Medical, Inc.’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the period ended September 30, 2018, filed with the Securities and Exchange Commission (“SEC”) on November 6, 2018 is to correct Exhibits 32(a) and 32(b) to identify the Form 10-Q, filed with the SEC on November 6, 2018. The original Exhibits 32(a) and 32(b) incorrectly identified the Form 10-Q, filed with the SEC on August 7, 2018.
No other changes have been made to the Form 10-Q. This amendment refers to the original filing date of the Form 10-Q on November 6, 2018 and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales	$165.1	$150.5	$482.4	$445.3
Cost of products sold	60.4	69.5	191.9	198.3
Gross Profit	104.7	81.0	290.5	247.0
Research and development	10.5	9.6	31.2	26.1
Selling and general expenses	86.3	78.4	252.5	244.3
Other (income) expense, net	0.9	3.4	(2.0)	16.7
Operating Income (Loss)	7.0	(10.4)	8.8	(40.1)
Interest income	2.2	0.7	5.4	1.6
Interest expense	(4.2)	(8.1)	(22.9)	(23.5)
Income (Loss) Before Income Taxes	5.0	(17.8)	(8.7)	(62.0)
Income tax (provision) benefit	(0.8)	7.6	2.9	25.5
Income (Loss) from Continuing Operations	4.2	(10.2)	(5.8)	(36.5)
Income from Discontinued Operations, net of tax	—	26.8	65.5	83.0
Net Income	$4.2	$16.6	$59.7	$46.5
Earnings (Loss) Per Share
Basic:
Continuing Operations	$0.09	$(0.22)	$(0.12)	$(0.78)
Discontinued Operations	—	0.57	1.39	1.78
Basic Earnings Per Share	$0.09	$0.35	$1.27	$1.00
Diluted
Continuing Operations	$0.09	$(0.22)	$(0.12)	$(0.78)
Discontinued Operations	—	0.57	1.39	1.78
Diluted Earnings Per Share	$0.09	$0.35	$1.27	$1.00

See Notes to Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$4.2	$16.6	$59.7	$46.5
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	1.6	3.5	0.9	18.0
Defined benefit plans	—	0.1	0.7	0.3
Cash flow hedges	—	0.1	(0.8)	1.2
Total Other Comprehensive Income, Net of Tax	1.6	3.7	0.8	19.5
Comprehensive Income	$5.8	$20.3	$60.5	$66.0

See Notes to Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$411.8	$219.7
Accounts receivable, net of allowances	151.8	203.0
Inventories	121.2	91.1
Prepaid expenses and other current assets	52.4	14.4
Assets held for sale	—	632.5
Total Current Assets	737.2	1,160.7
Property, Plant and Equipment, net	137.0	109.9
Goodwill	786.7	764.7
Other Intangible Assets, net	173.9	148.9
Deferred Tax Assets	6.3	7.6
Other Assets	3.4	4.1
TOTAL ASSETS	$1,844.5	$2,195.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$—	$39.8
Trade accounts payable	159.2	171.2
Accrued expenses	106.3	144.9
Liabilities held for sale	—	33.9
Total Current Liabilities	265.5	389.8
Long-Term Debt	247.6	541.1
Deferred Tax Liabilities	1.1	17.8
Other Long-Term Liabilities	30.1	31.8
Total Liabilities	544.3	980.5
Commitments and Contingencies
Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 47,426,996 outstanding as of September 30, 2018 and 46,920,076 outstanding as of December 31, 2017	0.5	0.5
Additional paid-in capital	1,575.5	1,550.5
Accumulated deficit	(240.2)	(299.9)
Treasury stock	(5.1)	(4.4)
Accumulated other comprehensive loss	(30.5)	(31.3)
Total Stockholders’ Equity	1,300.2	1,215.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,844.5	$2,195.9

See Notes to Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$59.7	$46.5
Depreciation and amortization	24.5	48.5
Stock-based compensation expense	8.0	11.9
Net non-cash gain on Divestiture	(98.4)	—
Net loss on asset dispositions	1.3	0.1
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	57.3	(5.1)
Inventories	(34.3)	(28.0)
Prepaid expenses and other assets	(36.9)	1.0
Accounts payable	(71.5)	2.2
Accrued expenses	(37.9)	(6.6)
Other	(10.0)	9.6
Cash (Used in) Provided by Operating Activities	(138.2)	80.1
Investing Activities
Capital expenditures	(31.4)	(30.6)
Acquisition of business, net of cash acquired	(65.6)	—
Proceeds from the Divestiture	754.3	—
Proceeds from dispositions of property	—	0.1
Cash Provided by (Used in) Investing Activities	657.3	(30.5)
Financing Activities
Debt repayments	(339.0)	—
Purchase of treasury stock	(0.6)	(2.0)
Proceeds from the exercise of stock options	16.8	2.3
Cash (Used in) Provided by Financing Activities	(322.8)	0.3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4.2)	2.5
Increase in Cash and Cash Equivalents	192.1	52.4
Cash and Cash Equivalents - Beginning of Period	219.7	113.7
Cash and Cash Equivalents - End of Period	$411.8	$166.1

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
Revenue Recognition
Sales revenue is recognized at a point in time, which is upon shipment or upon delivery of our products to unaffiliated customers, depending on shipping terms. Accordingly, control of the products transfers to the customer in accordance with the transaction’s shipping terms. Sales revenue is recognized for the amount of consideration that we expect to be entitled to in exchange for our products. Sales are reported net of estimated cash discounts, returns, rebates and incentives, each as described below, and freight allowed. Taxes imposed by governmental authorities, such as sales taxes or value-added taxes, are excluded from net sales.
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
We allow for returns within a specified period of time following the customers’ receipt of the goods and estimate an allowance to trade receivables for returns based on historical experience. The differences between estimated and actual returns are normally not material.
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
Incentives - Incentives include fees paid to group purchasing organizations (“GPOs”) or distributors in conjunction with the sales of our products to end-user customers. We estimate our incentive liability based on historical experience. Differences between estimated and actual incentives are normally not material.
Pricing tiers - In certain of our contracts, pricing is dependent on volumes purchased. Pricing is lower for customers who purchase higher volumes. Customers are placed in a pricing tier based on expected purchase volume, which is developed primarily using the customer’s purchase history. Depending on the customer’s purchases, we may move the customer up or down a tier. Pricing in the new pricing tier is applied to purchase orders prospectively. There are no retrospective adjustments based on movements between pricing tiers.
See Note 5, “Supplemental Balance Sheet Information” for disclosure of our allowances for cash discounts, sales returns and doubtful accounts, and accrued rebates and incentives as of September 30, 2018 and December 31, 2017.
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

The following table summarizes the financial results of our discontinued operations for all periods presented herein (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales	$—	$250.9	$353.0	$750.9
Cost of products sold	—	188.6	260.3	567.1
Research and development	—	0.7	1.1	2.0
Selling, general and other expenses	—	22.8	38.1	58.2
Gain on Divestiture	—	—	(89.9)	—
Other expense, net	—	(0.4)	0.4	(0.8)
Income from discontinued operations before income taxes	—	39.2	143.0	124.4
Tax provision from discontinued operations	—	(12.4)	(77.5)	(41.4)
Income from Discontinued Operations, net	$—	$26.8	$65.5	$83.0

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
Game Ready develops, manufactures and markets the Game Ready® product line, used in pain management and rehabilitation of patients recovering from orthopedic surgery or sports-related injuries. Its product line includes the GRPro® 2.1 cold and compression therapy system; Med4 Elite™ multi-modality therapy unit; ATX® Wraps; and a variety of product accessories, all of which complement our existing acute pain management portfolio.
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
The following unaudited pro forma information is presented in the table below for the three and nine months ended September 30, 2018 and 2017 as if the Acquisition had occurred on January 1, 2017 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)
Net sales	$165.1	$160.1	$500.5	$471.2

Net income	5.1	16.5	59.5	44.0

Earnings per share:
Basic	$0.11	$0.35	$1.26	$0.94
Diluted	$0.11	$0.35	$1.26	$0.94
The pro forma financial information has been adjusted to include the effects of the Acquisition, including acquisition-related costs, amortization of acquired intangibles and related tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Acquisition occurred on January 1, 2017.

Note 5.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	September 30, 2018	December 31, 2017
Accounts receivable	$153.6	$204.9
Allowances and doubtful accounts:
Doubtful accounts	(1.4)	(0.9)
Sales discounts	(0.3)	(0.8)
Sales returns	(0.1)	(0.2)
Total Allowances and doubtful accounts	(1.8)	(1.9)
Accounts receivable, net	$151.8	$203.0

Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	September 30, 2018			December 31, 2017
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$38.6	$1.8	$40.4	$26.6	$1.5	$28.1
Work in process	26.0	0.4	26.4	20.4	0.3	20.7
Finished goods	46.2	15.0	61.2	40.0	9.6	49.6
Supplies and other	—	6.1	6.1	—	5.7	5.7
	110.8	23.3	134.1	87.0	17.1	104.1
Excess of FIFO or weighted-average cost over LIFO cost	(12.9)	—	(12.9)	(13.0)	—	(13.0)
Total	$97.9	$23.3	$121.2	$74.0	$17.1	$91.1

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	September 30, 2018	December 31, 2017
Land	$1.0	$1.0
Buildings	43.6	41.0
Machinery and equipment	136.7	124.4
Construction in progress	42.4	21.5
	223.7	187.9
Less accumulated depreciation	(86.7)	(78.0)
Total	$137.0	$109.9

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

Note 7.    Debt
As of September 30, 2018 and December 31, 2017, our debt balances were as follows (in millions):

	Weighted- Average Interest Rate	Maturities	September 30, 2018	December 31, 2017
Senior Secured Term Loan	4.42%	2021	$—	$339.0
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Total long-term debt			250.0	589.0
Unamortized Debt Discounts and Issuance Costs
Senior Secured Term Loan			—	(5.2)
Senior Unsecured Notes			(2.4)	(2.9)
Total Debt, net			247.6	580.9
Less current portion of long-term debt			—	39.8
Total long-term debt			$247.6	$541.1

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

Note 9.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Defined Benefit Pension Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2017	$(31.6)	$(0.5)	$0.8	$(31.3)
Other comprehensive income (loss)	0.9	0.7	(0.8)	0.8
Balance, September 30, 2018	$(30.7)	$0.2	$—	$(30.5)

The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unrealized translation	$1.6	$3.5	$0.9	$18.0
Defined benefit pension plans	—	0.1	0.9	0.3
Tax effect	—	—	(0.2)	—
Defined benefit pension plans, net of tax	—	0.1	0.7	0.3
Cash flow hedges	—	0.1	(1.0)	1.5
Tax effect	—	—	0.2	(0.3)
Cash flow hedges, net of tax	—	0.1	(0.8)	1.2
Change in AOCI	$1.6	$3.7	$0.8	$19.5
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
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) from continuing operations	$4.2	$(10.2)	$(5.8)	$(36.5)
Income from discontinued operations, net of tax	—	26.8	65.5	83.0
Net income	$4.2	$16.6	$59.7	$46.5
Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	47.3	46.8	47.1	46.7
Dilutive effect of stock options and restricted share unit awards	1.3	—	—	—
Diluted weighted average shares outstanding	48.6	46.8	47.1	46.7
Basic Earnings (Loss) Per Share
Continuing operations	$0.09	$(0.22)	$(0.12)	$(0.78)
Discontinued operations	$—	$0.57	$1.39	$1.78
Net income	$0.09	$0.35	$1.27	$1.00
Diluted Earnings (Loss) Per Share
Continuing operations	$0.09	$(0.22)	$(0.12)	$(0.78)
Discontinued operations	$—	$0.57	$1.39	$1.78
Net income	$0.09	$0.35	$1.27	$1.00

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

Note 13.    Business Segment Information
Information concerning unaudited consolidated operations by business segment is presented in the following table (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales
Medical Devices	$165.1	$150.5	$482.4	$445.3
Corporate and Other	—	—	—	—
Total Net Sales	165.1	150.5	482.4	445.3
Operating Profit
Medical Devices	29.3	37.6	100.5	116.3
Corporate and Other(a)	(21.4)	(44.6)	(93.7)	(139.7)
Other income (expense), net(b)	(0.9)	(3.4)	2.0	(16.7)
Total Operating Profit	7.0	(10.4)	8.8	(40.1)
Interest income	2.2	0.7	5.4	1.6
Interest expense	(4.2)	(8.1)	(22.9)	(23.5)
Income before Income Taxes	$5.0	$(17.8)	$(8.7)	$(62.0)
 _______________________________________

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
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$170.9	$13.4	$(19.2)	$165.1
Cost of products sold	—	73.7	5.8	(19.1)	60.4
Gross Profit	—	97.2	7.6	(0.1)	104.7
Research and development	—	10.5	—	—	10.5
Selling and general expenses	11.4	65.3	9.6	—	86.3
Other income, net	1.0	1.4	(1.7)	0.2	0.9
Operating (Loss) Profit	(12.4)	20.0	(0.3)	(0.3)	7.0
Interest income	0.7	—	2.5	(1.0)	2.2
Interest expense	(4.3)	(0.8)	(0.1)	1.0	(4.2)
(Loss) Income Before Income Taxes	(16.0)	19.2	2.1	(0.3)	5.0
Income tax benefit (provision)	4.1	(0.1)	(4.8)	—	(0.8)
Equity in earnings of consolidated subsidiaries	16.2	2.5	—	(18.7)	—
Net Income (Loss)	4.3	21.6	(2.7)	(19.0)	4.2
Total other comprehensive income, net of tax	1.6	2.7	2.1	(4.8)	1.6
Comprehensive Income (Loss)	$5.9	$24.3	$(0.6)	$(23.8)	$5.8

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$167.8	$75.8	$(93.1)	$150.5
Cost of products sold	—	93.1	69.5	(93.1)	69.5
Gross Profit	—	74.7	6.3	—	81.0
Research and development	—	9.6	—	—	9.6
Selling and general expenses	8.7	59.8	9.9	—	78.4
Other expense and (income), net	(0.4)	8.1	(4.3)	—	3.4
Operating (Loss) Income	(8.3)	(2.8)	0.7	—	(10.4)
Interest income	0.2	—	1.1	(0.6)	0.7
Interest expense	(8.2)	(0.5)	—	0.6	(8.1)
(Loss) Income Before Income Taxes	(16.3)	(3.3)	1.8	—	(17.8)
Income tax benefit	2.8	4.0	0.8	—	7.6
Equity in earnings of consolidated subsidiaries	27.7	6.2	—	(33.9)	—
Net Income (Loss) from Continuing Operations	14.2	6.9	2.6	(33.9)	(10.2)
Income from discontinued operations, net of tax	2.4	14.7	9.7	—	26.8
Net Income	16.6	21.6	12.3	(33.9)	16.6
Total other comprehensive income, net of tax	3.7	2.4	3.8	(6.2)	3.7
Comprehensive Income	$20.3	$24.0	$16.1	$(40.1)	$20.3

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Nine Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$513.9	$125.4	$(156.9)	$482.4
Cost of products sold	(0.8)	247.6	101.9	(156.8)	191.9
Gross Profit	0.8	266.3	23.5	(0.1)	290.5
Research and development	—	31.2	—	—	31.2
Selling and general expenses	32.0	187.3	33.2	—	252.5
Other (income) and expense, net	(1.2)	2.7	(7.6)	4.1	(2.0)
Operating (Loss) Income	(30.0)	45.1	(2.1)	(4.2)	8.8
Interest income	2.5	0.1	5.7	(2.9)	5.4
Interest expense	(23.2)	(2.4)	(0.2)	2.9	(22.9)
(Loss) Income Before Income Taxes	(50.7)	42.8	3.4	(4.2)	(8.7)
Income tax benefit (provision)	12.9	(1.3)	(8.7)	—	2.9
Equity in earnings of consolidated subsidiaries	104.0	143.1	—	(247.1)	—
Net Income (Loss) from Continuing Operations	66.2	184.6	(5.3)	(251.3)	(5.8)
(Loss) Income from discontinued operations, net of tax	(6.5)	(49.9)	121.9	—	65.5
Net Income	59.7	134.7	116.6	(251.3)	59.7
Total other comprehensive (loss) income, net of tax	0.8	5.5	1.4	(6.9)	0.8
Comprehensive Income	$60.5	$140.2	$118.0	$(258.2)	$60.5

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$493.7	$221.0	$(269.4)	$445.3
Cost of products sold	—	274.0	193.7	(269.4)	198.3
Gross Profit	—	219.7	27.3	—	247.0
Research and development	—	26.1	—	—	26.1
Selling and general expenses	28.4	185.4	30.5	—	244.3
Other expense and (income), net	(0.1)	26.9	(10.1)	—	16.7
Operating (Loss) Profit	(28.3)	(18.7)	6.9	—	(40.1)
Interest income	0.6	—	3.2	(2.2)	1.6
Interest expense	(24.0)	(1.6)	(0.1)	2.2	(23.5)
(Loss) Income Before Income Taxes	(51.7)	(20.3)	10.0	—	(62.0)
Income tax benefit	5.3	18.5	1.7	—	25.5
Equity in earnings of consolidated subsidiaries	79.8	19.2	—	(99.0)	—
Net Income (Loss) from Continuing Operations	33.4	17.4	11.7	(99.0)	(36.5)
Income from discontinued operations, net of tax	13.1	50.4	19.5	—	83.0
Net Income	46.5	67.8	31.2	(99.0)	46.5
Total other comprehensive income, net of tax	19.5	14.3	18.7	(33.0)	19.5
Comprehensive Income	$66.0	$82.1	$49.9	$(132.0)	$66.0

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$327.5	$26.6	$57.7	$—	$411.8
Accounts receivable, net of allowances	3.0	1,282.2	213.1	(1,346.5)	151.8
Inventories	—	106.0	15.2	—	121.2
Prepaid expenses and other current assets	2.5	15.9	34.0	—	52.4
Total Current Assets	333.0	1,430.7	320.0	(1,346.5)	737.2
Property, Plant and Equipment, net	—	115.4	21.6	—	137.0
Investment in Consolidated Subsidiaries	2,410.8	243.8	—	(2,654.6)	—
Goodwill	—	760.9	25.8	—	786.7
Other Intangible Assets, net	—	165.2	8.7	—	173.9
Other Assets	—	5.3	4.4	—	9.7
TOTAL ASSETS	$2,743.8	$2,721.3	$380.5	$(4,001.1)	$1,844.5

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$1,177.5	$258.3	$58.9	$(1,335.5)	$159.2
Accrued expenses	10.3	83.2	23.8	(11.0)	106.3
Total Current Liabilities	1,187.8	341.5	82.7	(1,346.5)	265.5
Long-Term Debt	247.6	—	—	—	247.6
Other Long-Term Liabilities	8.2	19.2	3.8	—	31.2
Total Liabilities	1,443.6	360.7	86.5	(1,346.5)	544.3
Total Equity	1,300.2	2,360.6	294.0	(2,654.6)	1,300.2
TOTAL LIABILITIES AND EQUITY	$2,743.8	$2,721.3	$380.5	$(4,001.1)	$1,844.5

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

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(139.3)	$(5.9)	$7.0	$—	$(138.2)
Investing Activities
Capital expenditures	—	(24.9)	(6.5)	—	(31.4)
Acquisition of business, net of cash acquired	(65.6)	—	—	—	(65.6)
Proceeds from the Divestiture	540.0	9.1	205.2	—	754.3
Dividend received from subsidiaries	—	233.5	—	(233.5)	—
Intercompany contributions	—	(200.7)	—	200.7	—
Cash Provided by Investing Activities	474.4	17.0	198.7	(32.8)	657.3
Financing Activities
Intercompany contributions	200.7	—	—	(200.7)	—
Debt repayments	(339.0)	—	—	—	(339.0)
Purchase of treasury stock	(0.6)	—	—	—	(0.6)
Proceeds from the exercise of stock options	16.8	—	—	—	16.8
Cash dividends paid to Guarantor	—	—	(233.5)	233.5	—
Cash Used in Financing Activities	(122.1)	—	(233.5)	32.8	(322.8)
Effect of Exchange Rate on Cash and Cash Equivalents	—	(0.5)	(3.7)	—	(4.2)
Increase (Decrease) in Cash and Cash Equivalents	213.0	10.6	(31.5)	—	192.1
Cash and Cash Equivalents, Beginning of Period	114.5	16.0	89.2	—	219.7
Cash and Cash Equivalents, End of Period	$327.5	$26.6	$57.7	$—	$411.8

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(27.6)	$82.6	$25.1	$—	$80.1
Investing Activities
Capital expenditures	—	(22.9)	(7.7)	—	(30.6)
Proceeds from property dispositions	—	0.1	—	—	0.1
Intercompany contributions	—	(54.4)	—	54.4	—
Cash Used in Investing Activities	—	(77.2)	(7.7)	54.4	(30.5)
Financing Activities
Intercompany contributions	58.0	—	(3.6)	(54.4)	—
Purchase of treasury stock	(2.0)	—	—	—	(2.0)
Proceeds from the exercise of stock options	2.3	—	—	—	2.3
Cash Provided by (Used in) Financing Activities	58.3	—	(3.6)	(54.4)	0.3
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.3	2.2	—	2.5
Increase (Decrease) in Cash and Cash Equivalents	30.7	5.7	16.0	—	52.4
Cash and Cash Equivalents, Beginning of Period	54.2	9.5	50.0	—	113.7
Cash and Cash Equivalents, End of Period	$84.9	$15.2	$66.0	$—	$166.1

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
Program-to-date, we have incurred $11.8 million of expenses, of which $1.9 million and $6.4 million, primarily for consulting services, were incurred in the three and nine months ended September 30, 2018, respectively, and are included in “Selling and general expenses” in the condensed consolidated income statement in Item 1 of this report. As of September 30, 2018, the remaining liability in “Accrued expenses” and “Other long-term liabilities” for employee severance and benefits and other services was $5.3 million in the accompanying condensed consolidated balance sheet.
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
Game Ready develops, manufactures and markets the Game Ready® product line, used in pain management and rehabilitation of patients recovering from orthopedic surgery or sports-related injuries. Its product line includes the GRPro® 2.1 cold and compression therapy system; Med4 Elite™ multi-modality therapy unit; ATX® Wraps; and a variety of product accessories, all of which complement our existing acute pain management portfolio. Game Ready’s brands have built a strong reputation within the medical community. Their customer base includes some of the world’s leading orthopedic hospitals and athletic organizations, providing us greater access to the orthopedic and sports medicine markets.
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
Net Sales and Operating Profit (Loss)
Our net sales and operating profit (loss) is summarized in the following tables for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Net Sales
Chronic care	$93.6	$88.8	5.4%	$287.8	$266.1	8.2%
Pain management	71.5	61.7	15.9	194.6	179.2	8.6
Net Sales	$165.1	$150.5	9.7%	$482.4	$445.3	8.3%
	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net Sales - percentage change - QTD	10%	10%	(1)%	—	1%
Net Sales - percentage change - YTD	8%	7%	1%	1%	(1)%
_____________________________

(a)	Volume includes incremental sales from the Game Ready acquisition.

(b)	Other includes rounding.
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
_____________________________
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