Form 10-K
period 2018-12-31
Avanos Medical, Inc.
filed 2019-02-26
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Registrant’s telephone number, including area code: (844) 428-2667
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates or registrant on June 30, 2018 was $2,704,774,418.
As of February 18, 2019, there were 47,453,104 shares of Avanos Medical, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for the Avanos Annual Meeting of Stockholders to be held on April 25, 2019 is incorporated by reference into Part III.

AVANOS MEDICAL, INC.

PART I
ITEM 1.    BUSINESS
Overview
Avanos Medical, Inc., formerly Halyard Health, Inc., is a medical technology company focused on delivering clinically superior breakthrough medical device solutions to improve patients’ quality of life. Headquartered in Alpharetta, Georgia, Avanos is committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market clinically superior solutions in more than 90 countries around the globe.
We provide a portfolio of innovative product offerings focused on respiratory and digestive health, along with surgical and interventional pain management to improve patient outcomes and reduce the cost of care. These products include post-operative pain management solutions, minimally invasive interventional (or chronic) pain therapies, closed airway suction systems and enteral feeding tubes. Products are sold under the ON-Q, COOLIEF, MICROCUFF, MIC-KEY, HOMEPUMP, CORTRAK, GAME READY and other brand names.
Unless the context indicates otherwise, the terms “Avanos,” “Company,” “we,” “our” and “us” refer to Avanos Medical, Inc. and its consolidated subsidiaries.
On April 30, 2018, we closed the sale of our Surgical and Infection Prevention (“S&IP”) business, which included the name “Halyard Health” (and all variations thereof and related intellectual property rights) and our information technology (“IT”) system (the “Divestiture”) pursuant to an Amended and Restated Purchase Agreement dated April 30, 2018 (“Purchase Agreement”) by and among us and certain of our affiliates and Owens & Minor, Inc. (“Buyer”). The purchase price paid for the Divestiture was $710.0 million plus certain adjustments as provided in the Purchase Agreement, and resulted in a gain of $89.9 million. A portion of the proceeds were used to retire our senior secured term loan (see Note 8, “Debt”). The remaining net proceeds will continue to be invested in the business through acquisitions (see Note 6, “Business Acquisitions”) and organic growth. See “Discontinued Operations” in Note 2 to the consolidated financial statements in Item 8 of this report.
As a focused Medical Devices business, we intend to operate in attractive end-markets. We will deploy a dual-track growth strategy focused on product development and M&A while right-sizing the cost structure of our operations to create a scalable and cost efficient infrastructure. We are engaged in a multi-year restructuring plan to reduce dis-synergies and corporate costs. See “Restructuring” in Note 3 to the consolidated financial statements in Item 8 of this report.
As a result of the Divestiture, the results of operations from our S&IP business are reported as “Income from discontinued operations, net of tax” through April 30, 2018 and the related assets and liabilities are classified as “held for sale” as of December 31, 2017 in the consolidated financial statements in Item 8 of this report.
On July 1, 2018, Avanos acquired CoolSystems, Inc., for a purchase price of $65.0 million plus certain adjustments as provided in the purchase agreement (the “Acquisition”). CoolSystems, Inc. is marketed as Game Ready® and is hereinafter referred to as “Game Ready.” The Acquisition was funded using part of the proceeds received from the Divestiture.
Game Ready develops, manufactures and markets the Game Ready® product line, used in pain management and rehabilitation of patients recovering from orthopedic surgery or sports-related injuries. Its product line includes the GRPro® 2.1 cold and compression therapy system; Med4Elite™ multi-modality therapy unit; ATX® Wraps; and a variety of product accessories, all of which complement our existing acute pain management portfolio. Game Ready’s brands have built a strong reputation within the medical community. Their customer base includes some of the world’s leading orthopedic hospitals and athletic organizations, providing us greater access to the orthopedic and sports medicine markets.
The address of our principal executive offices is 5405 Windward Parkway, Suite 100 South, Alpharetta, Georgia 30004, and our telephone number is (844) 428-2667.
Sales and Marketing
We direct our primary sales and marketing efforts toward hospitals and other healthcare providers to highlight the unique benefits and competitive differentiation of our branded products. We work directly with physicians, nurses, professional societies, hospital administrators and healthcare group purchasing organizations (“GPOs”) to collaborate and educate on emerging practices and clinical techniques. These marketing programs are delivered directly to healthcare providers. Additionally, we provide marketing programs to our strategic distribution partners throughout the world.
Distribution
While our products are generally marketed directly to hospitals and other healthcare providers, they are generally sold through third-party wholesale distributors, with some sales directly to healthcare facilities and other end-user customers. In 2018, approximately 46% of our net sales in North America were made through distributors. Globally, sales to Buyer, who is also one of our distributors, accounted for approximately 10% of our net sales in 2018 and 2017. Buyer purchases our products under standard terms and conditions of sale.
Outside North America, sales are made either directly to end-user customers or through distributors, depending on the market served. In 2018, approximately 85% of our net sales outside North America were made through wholesalers or distributors.
We utilize distribution centers in North America, Europe, Australia and Japan. Our distribution centers located in North America transferred to Buyer. However, we will continue to use such distribution centers under a transition services agreement with Buyer until we establish our North America distribution network, which we expect to complete by the end of 2019.
No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Group Purchasing Organizations
We enter into agreements with GPOs which allows for the sale of our products to their members, whether sold directly by us or through independent wholesale distributors. GPOs negotiate pricing and volume purchasing discounts for hospitals, physician practices and other health care providers and institutions. Under our agreements with GPOs, we pay a fee based on sales of our products to GPO members, which is recorded as a reduction of net sales.
Approximately 39% of our 2018 global net sales, including sales to wholesale distributors, were contracted through four major national GPOs. Of these 2018 GPO-contracted sales, 15% were represented by contracts that will expire by the end of 2019, 54% were represented by contracts that will expire between 2020 and 2021 and 31% were represented by contracts that will expire between 2022 and 2023.
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
Competitors for our products are fragmented by particular product category, and the individual markets for these products are highly competitive. Major competitors include, among others:

•	Acute Pain Management: B. Braun Medical Inc., Pacira Pharmaceuticals, Inc., Teleflex Incorporated, Ambu A/S, Baxter International, Inc., Pajunk Medical Systems and Leventon

•	Interventional Pain Management: Boston Scientific Corporation, Abbott Laboratories and Stryker Corporation

•	Respiratory Health: Becton, Dickinson and Company, Stryker Corporation and Smiths Medical

•	Digestive Health: Boston Scientific Corporation, Cook Medical, and Applied Medical Technology, Inc.
In developing and emerging markets, alternative clinical practices and different standards of care are our primary competition.
While we believe that the number of procedures using our products will grow due, in part, to increasing global access to healthcare, we expect that our ability to compete with other providers of similar products will be impacted by rapid technological advances, pricing pressures and third-party reimbursement practices. We continue to defend our market positions and have launched eight new products in 2018. We believe that our key product characteristics, such as proven efficacy, reliability and safety, coupled with our core competencies such as our innovative ability to launch new products, efficient manufacturing processes, established distribution network, field sales organization and customer service, are important factors that distinguish us from our competitors.
Research and Development
We continuously engage in research and development to commercialize new products and enhance the effectiveness, reliability and safety of our existing products. We incurred $41.8 million in 2018, $38.2 million in 2017 and $38.4 million in 2016 on research and development for new products and processes, and to improve existing products and processes. These amounts consisted primarily of salaries and related expenses for personnel, product trial costs, outside laboratory and license fees, the costs of laboratory equipment and facilities and asset write-offs for equipment that does not lead to success in product manufacturing certifications. We intend to increase our research and development efforts as a key strategy for growth.
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
We hold numerous patents and have numerous patent applications pending in the United States and other countries that relate to the technology used in many of our products. We utilize patents in our surgical pain management, interventional pain management, respiratory health and digestive health products. These patents generally expire between 2019 and 2037. None of the patents we license from third parties are material to our business.
Under an agreement that we have with Buyer, we may continue to distribute products bearing the “Halyard Health” or “Halyard” brands through the end of 2020 as we continue rebranding efforts to ensure our customers’ transition from the Halyard brand.
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
Employee and Labor Relations
In our worldwide operations, we had approximately 4,700 employees as of December 31, 2018. We believe that we have good relations with our employees.
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
Available Information
We make financial information, news releases and other information available on our corporate website at www.avanos.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our corporate website as soon as reasonably practicable after we file these reports and amendments with, or furnish them to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. Stockholders may also contact Stockholder Services, 5405 Windward Parkway, Suite 100 South, Alpharetta, Georgia 30004 or call (844) 428-2667 to obtain a hard copy of these reports without charge.
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
Our industry is highly competitive. We compete with many domestic and foreign companies ranging from small start-up enterprises that might sell only a single or limited number of competitive products or compete only in a specific market segment, to companies that are larger and more established than us, have a broad range of competitive products, participate in numerous markets and have access to significantly greater financial and marketing resources than we do. We are also subject to potential competition from new technologies or new market entrants. Competitive factors include price, alternative clinical practices, innovation, quality and reputation. Our failure to compete effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “PPACA”). Among other initiatives, the legislation implemented a 2.3% excise tax on the sales of certain medical devices in the United States, effective January 2013, but subsequently suspended until January 1, 2020. In addition, the legislation implemented payment system reforms and significantly altered Medicare and Medicaid reimbursements for medical services and medical devices, which could result in downward pricing pressure and decreased demand for our products.
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
In addition, the United States Government periodically evaluates the potential repeal and potential replacement of all or parts of the PPACA. Any such repeal or replacement may have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We are subject to various U.S. federal, state and local laws targeting fraud and abuse in the healthcare industry, including the Food Drug and Cosmetic Act, anti-kickback and false claims laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid. These laws and regulations are wide ranging and subject to changing interpretation and application, which could restrict our sales or marketing practices. Furthermore, since many of our customers rely on reimbursement from Medicare, Medicaid and other governmental programs to cover a substantial portion of their expenditures, our exclusion from such programs as a result of a violation of these laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
The risk of product liability claims is inherent in the design, manufacture and marketing of medical products of the type we produce and sell. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to the products that we manufacture or sell, including physician technique and experience in performing the relevant surgical procedure, component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or information.
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
We rely on product inputs in the manufacture of our products. Prices of oil and gas affect our distribution and transportation costs. Prices of these commodities are volatile and have fluctuated significantly in recent years, which has contributed to, and in the future may continue to contribute to, fluctuations in our results of operations. Our ability to hedge commodity price volatility is limited. Furthermore, due to competitive dynamics, the cost containment efforts of our customers and third-party payors, and contractual limitations, particularly with respect to products we sell under group purchasing agreements, which generally set pricing for a three-year term, we may be unable to pass along commodity-driven cost increases through higher prices. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or surcharges, we could experience lower margins and profitability which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Most of our manufacturing facilities are outside the United States in Mexico, France, Germany and Tunisia. We also may use contract manufacturers outside the United States from time to time and may source many of our raw materials and components from foreign suppliers. We distribute and sell our products in over 90 countries. In 2018, approximately 23% of our net sales were generated outside of North America and we expect this percentage will grow over time. Our operations outside of the United States are subject to risks that are inherent in conducting business internationally, including compliance with both United States and foreign laws and regulations that apply to our international operations. These laws and regulations include robust data privacy requirements, labor relations laws that may impede employer flexibility, tax laws, anti-competition regulations, import, customs and trade restrictions, export requirements, economic sanction laws, environmental, health and safety laws, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. Given the high level of complexity of these laws, there is a risk that some provisions may be violated inadvertently or through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. In addition, these laws are subject to changes, which may require additional resources or make it more difficult for us to comply with these laws. Violations of the laws and regulations governing our international operations could result in fines or criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to manufacture or distribute our products in one or more countries and could have a material adverse effect on our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, results of operations, financial condition and cash flows. Our success depends, in part, on our ability to anticipate and prevent or mitigate these risks and manage difficulties as they arise.
We may be subject to trade protection measures that are being contemplated by the United States Government and other governments around the world, as well as potential disruptions in trade agreements such as the pending exit of the United Kingdom from the European Union. These measures and disruptions may result in new or higher tariffs, import-export restrictions and taxes. Changes in, or revised interpretations of import-export laws or international trade agreements, along with new or increased tariffs, trade restrictions or taxation on income earned or goods manufactured outside the United States may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

•
political instability and actual or anticipated military or political conflicts, expropriation of assets, economic instability and the impact on interest rates, inflation and the credit worthiness of our customers, and

•	difficulties and costs of staffing and managing non-U.S. operations.
These risks and difficulties, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We have a significant amount of debt that could adversely affect our business.
Our $250 million of 6.25% senior unsecured notes, and any use of the borrowing capacity under our revolving line of credit, could have important consequences to us and our investors, including:

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
Risks Related to the Divestiture of the S&IP Business
We may not realize potential benefits from the Divestiture of the S&IP Business or the restructuring activities associated with the Divestiture.
There is no assurance that we will realize the potential benefits that we expect from the Divestiture or from the multi-phase restructuring plan (the “Plan”) that is associated with the Divestiture. The Divestiture is expected to provide the following benefits, among others: (i) giving Avanos the ability to focus on strategic and operational plans as a pure-play medical devices-

only company; (ii) accelerating Avanos’s growth as a medical device company through the resources provided by the Divestiture; and (iii) allowing investors to evaluate the merits, performance and future prospects of Avanos as a growing medical device company. The Plan is intended to (i) align our organizational and management structure; (ii) enhance and restructure our information technology systems; and (iii) enhance and restructure our supply chain and go-to-market models.
Following the Divestiture and implementation of the Plan, we may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•	the separation of the S&IP business may require significant amounts of management’s time and effort, which may divert management’s attention away from Avanos’s Device business,

•	the replacement of our information technology infrastructure may result in substantial additional costs and business interruptions,

•	the replacement of our corporate brand name may result in substantial additional costs and may not be well received by our customers in the market place,

•	our business will be significantly less diversified than prior to the Divestiture.
If we fail to achieve some or all the benefits expected to result from the Divestiture and the Plan, or if such benefits are delayed, our business, financial condition, results of operations and cash flows could be adversely affected and the value of Avanos common stock could be adversely impacted.
As we build our information technology infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruption.
Pursuant to the Purchase Agreement, we have transferred ownership of our existing information technology infrastructure to the Buyer and replacing such information technology infrastructure to support our critical business functions, including systems relating to accounting and reporting, manufacturing process control, customer service, inventory control and distribution. The replacement process involves technical risks and business uncertainties, including whether we have the technological capacity to replace the system in full and the financial and operational capacity to continue our business during the replacement process. Although we have conducted discreet tests of our ability to conduct the process, such risks remain and there can be no assurance that the replacement process will occur within the anticipated timing, or at all. We may incur temporary interruptions in business operations if we cannot effectively replace our existing transactional and operational systems and data centers. We may not be successful in effectively and efficiently implementing our replacement systems and transitioning our data, and we may incur substantially higher costs for replacement than currently anticipated. In addition, the replacement process may result in (i) disruption to unrelated parts of our business, (ii) loss of employees or customers, (iii) exposure to unanticipated liabilities or (iv) assumption of ongoing obligations and liabilities following the completion of the process. Our failure to avoid operational interruptions, losses of employees or customers, or unanticipated liabilities as we replace our information technology infrastructure could disrupt or have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are in the process of rebranding the Company and many of our products. Rebranding our products will likely involve substantial costs and may not be favorably received by our customers.
We no longer own the “Halyard Health” brand name, or any variation of the name, logos and related intellectual property rights. We will likely incur substantial costs to rebrand the Company and many of our products worldwide, which also requires regulatory product registration costs. Rebranding efforts may not be complete before the agreement with the Buyer allowing us to use the “Halyard” brand expires, potentially causing substantial inventory write-offs. In addition, we cannot assure you that our customers will be receptive to our proposed rebranding. A failure in our rebranding efforts may affect our ability to attract and retain customers, resulting in reduced revenues.
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
The Purchase Agreement requires our provision of transition services to the Buyer throughout a transition period, which will require significant time, attention and resources of our senior management and other employees within Avanos, potentially diverting their attention from other aspects of our business. We will be bound to comply with the terms of the transition services agreement, and at times compliance with this agreement will consume Avanos’s focus and resources that would otherwise be invested into maintaining and growing our business.
Some of the shared employees who are important to the remaining business have been or will be transferred to the Buyer, which may require us to replace employees and incur consequent additional costs or experience operational difficulties.
We are dependent on the experience and industry knowledge of our officers and employees to execute our business plans. The Divestiture required that we share certain employees with the Buyer during the term of the transition services agreement and the replacement of our information technology infrastructure and that we transfer certain employees to the Buyer both at the closing of the Divestiture and at the conclusion of the information technology process. There may be uncertainty around the duties of our shared employees, which may cause operational difficulties or may cause some of such shared employees to leave Avanos. Transfer of employees to the Buyer may cause loss of institutional knowledge and we may have difficulties finding employees to replace such transferred employees. Current and prospective employees of Avanos may experience uncertainty about their future roles as shared employees or transferred employees, which may adversely affect our ability to attract and retain talent going forward. Our success during and after the Divestiture will depend in part on our ability to effectively share certain employees, retain key management personnel and integrate future employees. The operational difficulties surrounding our use of shared employees and the loss of knowledge and employees and difficulties in hiring new employees could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Following the Divestiture, we may experience increased costs resulting from decreased purchasing power, which could decrease our overall profitability and cash flow.
Prior to the Divestiture, we were able to take advantage of our size and purchasing power in procuring goods, services and technology, such as management information services, health insurance, employee benefits, payroll administration, risk management, tax and other services. Following the Divestiture, we may have to pay higher costs for certain materials used in our products or services necessary to operate our business due to a decline in purchasing scale if we are unable to obtain other similar goods, services and technology at prices or on terms as favorable as those obtained prior to the Divestiture.
Risks Related to Ownership of Avanos Common Stock
We cannot guarantee that our stock price will not decline or fluctuate significantly.
The price at which Avanos common stock trades has and may continue to fluctuate significantly. The market price, or fluctuations in price, for Avanos common stock may be negatively influenced by many factors, including:

•	actual or unanticipated fluctuations in our quarterly and annual operating results,

•	our failure to achieve the quarterly financial results forecast provided from time to time by the securities analysts who cover our stock,

•	the outcome of litigation and enforcement actions,

•	developments generally affecting the healthcare industry,

•	changes in market valuations of comparable companies,

•	the amount of our indebtedness,

•	general economic, industry and market conditions,

•	the depth and liquidity of the market for Avanos common stock,

•	price fluctuations in key commodities,

•	fluctuations in interest and currency exchange rates,

•	our dividend policy, and

•	perceptions of or speculations by the press or investment community.
These and other factors may lower the market price of Avanos common stock, regardless of our actual financial condition or operating performance.
We have no present intention to pay dividends on Avanos common stock.
We have no present intention to pay dividends on Avanos common stock. Any determination to pay dividends to holders of Avanos common stock will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our debt agreements and other factors that our Board of Directors deems relevant.
Your percentage of ownership in Avanos may be diluted in the future.
In the future, your percentage ownership in Avanos may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we may grant to our directors, officers and employees. In addition, our compensation committee has, and we anticipate that they will continue in the future to, grant stock options or other equity based awards to our employees. These awards will have a dilutive effect on existing stockholders and on our earnings per share, which could adversely affect the market price of shares of Avanos common stock.
In addition, our certificate of incorporation authorizes us to issue, without the approval of Avanos stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over Avanos common stock with respect to dividends and distributions, as our Board of Directors generally may determine. If our Board of Directors were to approve the issuance of preferred stock in the future, the terms of one or more classes or series of such preferred stock could dilute the voting power or reduce the value of Avanos common stock. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to Avanos preferred stock could affect the residual value of Avanos common stock.
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
ITEM 3.    LEGAL PROCEEDINGS
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark prior to the Spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the years ended December 31, 2018, 2017 and 2016, we have incurred $15.6 million, $20.5 million and $20.1 million, respectively, related to these matters.
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
On May 26, 2017, we moved to dismiss or stay Kimberly-Clark’s Delaware complaint, and on June 16, 2017, Kimberly-Clark moved for summary judgment. On September 12, 2017, the Delaware court granted our motion to stay Kimberly-Clark’s complaint and therefore did not take any action on Kimberly-Clark’s motion for summary judgment. On May 30, 2018, Kimberly-Clark moved to quash service of summons we served on Kimberly-Clark in California for lack of personal jurisdiction. On December 12, 2018, the court granted Kimberly-Clark’s motion. On December 18, 2018, we filed a notice of appeal to the California Court of Appeal. On December 19, 2018, Kimberly-Clark sought to lift the stay of their complaint in Delaware. We intend to vigorously pursue our case against Kimberly-Clark in California and to vigorously defend against their case against us in Delaware.
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
Shahinian
On October 12, 2016, after the DOJ and various States declined to intervene, a qui tam matter was unsealed and a complaint was subsequently served on us in a matter styled U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C. D. Cal.) (“Shahinian”), filed on October 27, 2014. The case alleges, among other things, violations of the federal and various state False Claims Acts in connection with the marketing and sale of certain surgical gowns. On March 8, 2017, Kimberly-Clark moved to dismiss the Shahinian complaint, and on July 14, 2017, the California court granted Kimberly-Clark’s motion. The plaintiff then filed a second amended complaint, and on August 11, 2017, Kimberly-Clark moved to dismiss that one as well. The plaintiff then filed a third amended complaint. On January 18, 2018, Kimberly-Clark moved to dismiss that one too. On September 30, 2018, the court granted Kimberly-Clark’s motion with prejudice. On November 13, 2018, Shahinian filed a notice of appeal to the Ninth Circuit Court of Appeals.
We may have an Indemnification Obligation for the Shahinian matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend the remaining claims.
Kromenaker
On March 17, 2017, the DOJ submitted a filing declining to intervene in another qui tam matter, and the complaint was unsealed and subsequently served on Kimberly-Clark and Avanos. That matter is styled U.S. ex rel. Kromenaker v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 1:15-cv-04413-SCJ (N. D. Ga.) (“Kromenaker”), filed on December 21, 2015. In that case, the plaintiff alleges, among other things, violations of the federal False Claims Act in connection with the marketing and sale of certain products, including feminine hygiene products, surgical gowns and endotracheal tubes. On June 12, 2017 Kimberly-Clark and Avanos moved to dismiss the complaint. On August 21, 2017, Kromenaker filed an amended complaint, and Kimberly-Clark and Avanos filed motions to dismiss it.
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
Naeyaert
On April 13, 2017, Kimberly-Clark was served with a complaint in the matter styled Christopher Naeyaert v. Kimberly-Clark Corporation, et al., No. PSC 1603503 (County of Riverside, Superior Court of California), filed on July 21, 2016. In that case, the plaintiff makes allegations similar to those in Bahamas and brings causes of action similar to those in Bahamas, except the allegations and causes of action relate to the Ultra surgical gown. On June 5, 2017, Kimberly-Clark moved to dismiss the complaint. On August 21, 2017, Naeyaert filed an amended complaint and on September 18, 2017, Kimberly-Clark filed a motion to dismiss the amended complaint. On September 28, 2018, the court granted in part Kimberly-Clark’s motion but allowed Naeyaert leave to amend his complaint. On October 12, 2018, Naeyaert filed a Third Amended Complaint. On October 26, 2018, Kimberly-Clark answered the Third Amended Complaint.
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
As of December 31, 2018, we have an accrued liability for the matters described herein. The accrued liability is included in “Accrued Expenses” in the consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us, (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 26, 2019, together with certain biographical information, are as follows:

Name	Position
Joseph F. Woody	Chief Executive Officer
John R. Tushar	President - Global Franchises
Arjun R. Sarker	Senior Vice President - International
Steven E. Voskuil	Senior Vice President and Chief Financial Officer
John W. Wesley	Senior Vice President and General Counsel
Joseph F. Woody, age 53, was appointed as Chief Executive Officer on June 26, 2017. Mr. Woody has more than 20 years of experience in the healthcare sector. Prior to joining the Company, Mr. Woody served as Director, President and Chief Executive Officer of Acelity Holdings, Inc. (“Acelity”), a global advanced wound care and regenerative medicine company, from August 2015 until April 2017. Prior to that, Mr. Woody served as President and Chief Executive Officer for the combined organization of Kinetic Concepts, Inc. (“KCI”), LifeCell Corporation (“LifeCell”), and Systagenix Wound Management B.V., which became Acelity, from September 2013 until August 2015. Prior to that, Mr. Woody served in leadership roles at KCI and LifeCell from November 2011 until September 2013, having been promoted to President and Chief Executive Officer of KCI in January 2012 and interim Chief Executive Officer of LifeCell in April 2013. Previously, Mr. Woody served as global president of Vascular Therapies for Covidien plc, and global president for Smith & Nephew Advanced Wound Management, and he held other leadership positions at Alliance Imaging, Inc., Acuson and GE Medical Systems.
John R. Tushar, age 57, was appointed as President - Global Franchises on March 12, 2018. Mr. Tushar has more than 25 years of medical device experience with increasing responsibilities spanning sales, sales management, global marketing, mergers and acquisitions, corporate strategy, portfolio management and executive leadership. Prior to joining the Company, from December 2013 until January 2018, Mr. Tushar served as President and General Manager of Teleflex Medical, Inc.’s Surgical Division. Previously, Mr. Tushar held positions of responsibility at Abbott Laboratories and at Johnson & Johnson’s Ethicon Endo-Surgery and Ethicon, Inc. business units.
Arjun R. Sarker, age 53, was appointed as Senior Vice President - International as of April 2, 2018. Mr. Sarker joined the Company in January 2017 as Vice President and General Manager of the Company’s Asia-Pacific business. Prior to joining the Company, from 2007 to 2017, he held various leadership roles in general management and finance at Medtronic/Covidien. Prior to that, he worked at Honeywell in its specialty materials portfolio, at a British distribution group and at a public accounting firm. He is a former member of the advisory board of CFO Asia magazine, a regular panelist at Economist CFO roundtables and was co-chairman of the Medical Devices committee in AMCHAM India.
Steven E. Voskuil, age 50, is our Senior Vice President and Chief Financial Officer. Prior to joining the Company in 2014, he had been serving as Vice President - Finance for Kimberly-Clark International since September 2011 and previously served as Kimberly-Clark’s Vice President and Treasurer from January 2008 to September 2011. He joined Kimberly-Clark in 1991 in Finance and has held a variety of roles in business analysis, strategic analysis and treasury for Kimberly-Clark’s businesses worldwide.
John W. Wesley, age 60, is our Senior Vice President of Legal and Government Relations. Prior to joining the Company in 2014, he had been serving as Kimberly-Clark’s Vice President, Deputy General Counsel and Corporate Secretary since 2009. He joined Kimberly-Clark in May 2000 as Senior Counsel, Corporate Affairs and has held a variety of positions, overseeing corporate transactions and corporate governance matters. Prior to joining Kimberly-Clark, he was a partner at the Dallas law firm of Carrington, Coleman, Sloman & Blumenthal, L.L.P., where he specialized in corporate, securities, corporate finance, mergers and acquisitions and general, commercial and business law.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Avanos common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “AVNS”. We did not pay any dividends on our common stock in the years ended December 31, 2018 and 2017 and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
As of February 15, 2019, we had 13,149 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
Performance
The following graph compares the cumulative total return of our common stock from October 21, 2014, the first day of trading for our common stock on a when-issued basis, through December 31, 2018 with the cumulative return of companies comprising the Standard and Poor’s S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index. The graph plots the change in value of an initial investment of $100 in each of our common stock, the S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends, and therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

$225
$200
$175
$150
$125
$100
$75
October 21, 2014
December 31, 2014
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
AVNS
S&P
MidCap 400
S&P 500
Health Care
Equipment and Services

The preceding chart is based on the following data:

	AVNS	S&P MidCap 400	S&P 500 Health Care Equipment and Services
October 21, 2014	$100.00	$100.00	$100.00
December 31, 2014	110.90	107.89	110.93
December 31, 2015	81.49	111.07	124.40
December 31, 2016	90.20	140.54	133.59
December 31, 2017	112.63	170.88	179.53
December 31, 2018	109.24	159.56	203.47

ITEM 6.	SELECTED FINANCIAL DATA
The following Selected Financial Data has been revised to reflect discontinued operations (see “Discontinued Operations” in Note 2 to the consolidated financial statements in Item 8 of this report). The Selected Financial Data as of December 31, 2018 and 2017 and for each of the years ended December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements which are included in Item 8 of this report. Selected Financial Data as of December 31, 2016, 2015 and 2014 and for each of the years ended December 31, 2015 and 2014 has been derived from our consolidated financial information but is not included in Item 8 of this report. The Selected Financial Data as of and for the year ended December 31, 2014 is unaudited. The following Selected Financial Data is not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this annual report on Form 10-K (in millions, except per-share amounts):

	Year Ended December 31,
	2018	2017	2016	2015	2014 (Unaudited)
Income Statement Data:
Net Sales	$652.3	$611.6	$566.2	$509.0	$501.6
Operating Income (Loss)	0.5	(43.1)	(107.1)	(135.7)	(12.3)
Loss from Continuing Operations	(8.5)	(32.1)	(83.3)	(101.2)	(40.5)
Income (Loss) from Discontinued Operations, net of tax	66.0	111.4	123.1	(325.1)	67.6
Net Income (Loss)(a)(b)(c)(d)(e)	57.5	79.3	39.8	(426.3)	27.1

Basic Earnings (Loss) Per Share:
Continuing Operations	$(0.18)	$(0.69)	$(1.79)	$(2.17)	$(0.87)
Discontinued Operations	1.40	2.38	2.64	(6.98)	1.45
Basic Earnings (Loss) Per Share	1.22	1.69	0.85	(9.15)	0.58
Diluted Earnings (Loss) Per Share:
Continuing Operations	$(0.18)	$(0.69)	$(1.79)	$(2.17)	$(0.87)
Discontinued Operations	1.40	2.38	2.64	(6.98)	1.45
Diluted Earnings (Loss) Per Share	1.22	1.69	0.85	(9.15)	0.58
______________________________

(a)
Net income in 2018 includes a $26.3 million, net of tax, gain on the Divestiture (see “Discontinued Operations” in Note 2 to the consolidated financial statements in Item 8 of this report), $20.4 million, net of tax, of Divestiture-related charges, $12.0 million, net of tax, of restructuring and IT charges (see “Restructuring” in Note 3 to the consolidated financial statements in Item 8 of this report), a loss of $3.2 million, net of tax, from early extinguishment of debt (see “Debt” in Note 8 to the consolidated financial statements in Item 8 of this report), $1.0 million of charges related to the Acquisition (see “Business Acquisition” in Note 6 to the consolidated financial statements in Item 8 of this report), $11.9 million of costs related to legal expenses and litigation (see “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this report) and a $3.9 million tax benefit as a result of tax reform (see “Income Taxes” in Note 9 to the consolidated financial statements in Item 8 of this report).

(b)
Net income in 2017 includes $12.8 million, net of tax, of costs related to legal expenses and litigation, $12.4 million, net of tax, of Divestiture-related charges, $4.7 million, net of tax, related to the integration of Corpak, $3.2 million, net of tax, of restructuring charges and a $10.1 million tax benefit as a result of recent passage of tax reform legislation.

(c)
Net income in 2016 includes $14.1 million, net of tax, of spin-related transition expenses, $12.6 million, net of tax, of costs related to legal expenses and litigation and $10.9 million, net of tax, of costs related to our acquisition of Corpak.

(d)
Net loss in 2015 includes a $474.0 million goodwill impairment charge, $32.8 million, net of tax, of spin-related transition expenses and $10.6 million, net of tax, of costs related to legal expenses and litigation partially offset by a $8.4 million net gain on the disposal of one of our exam glove manufacturing facilities in Thailand.

(e)
Net income in 2014 includes charges of $88.0 million, net of tax, related to the spin-off, $46.5 million, net of tax, related to strategic changes to our manufacturing footprint and $7.5 million, net of tax, of post spin-off transition charges.

	As of December 31,
	2018	2017	2016	2015	2014 (Unaudited)
Balance Sheet Data:
Cash and cash equivalents	$384.5	$219.7	$113.7	$129.5	$149.0
Property, Plant and Equipment, net	154.1	109.9	109.3	115.9	114.9
Total Assets	1,833.4	2,195.9	2,071.8	2,000.2	2,517.9
Debt	247.7	580.9	579.0	578.1	626.5
Stockholders’ Equity	$1,297.2	$1,215.4	$1,102.5	$1,055.3	$1,491.2

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Avanos is a medical technology company focused on delivering clinically superior breakthrough medical device solutions to improve patients’ quality of life. We are committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market clinically superior solutions around the globe.
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
Divestiture of the S&IP Business
On April 30, 2018, we closed the sale of our S&IP business, which included the name “Halyard Health” (and all variations of our name and related intellectual property rights) and our IT system (the “Divestiture”) pursuant to an Amended and Restated Purchase Agreement (“Purchase Agreement”) dated April 30, 2018 by and among us and certain of our affiliates and Owens & Minor, Inc. (“Buyer”). The purchase price paid for the Divestiture was $710 million in cash plus certain adjustments as provided in the Purchase Agreement, and resulted in a gain of $89.9 million. A portion of the net proceeds have been used to retire the remainder of our senior secured term loan (See “Debt” in Note 8 to the consolidated financial statements in Item 8 of this report). The remaining net proceeds will continue to be invested in the business through acquisitions (see “Business Acquisition” in Note 6 to the consolidated financial statements in Item 8 of this report) and investments to drive organic growth.
We have entered into certain commercial agreements, including transition services agreements (“TSA”) with the Buyer pursuant to which we and the Buyer, and each company’s respective affiliates, will provide to each other various transitional services. We have also entered into distribution agreements with the Buyer under which we will remain a limited risk distributor for S&IP products on the Buyer’s behalf for sales outside of the United States and Canada. We anticipate the limited risk distributor arrangements will terminate during 2019 and the remaining TSAs by the end of April 2020.
As a focused Medical Devices business, we have deployed a dual-track growth strategy focused on organic growth and M&A opportunities. Organic growth initiatives include accelerated investment to enhance sales of existing products and increase funding for product development, which is complemented by our continued M&A strategy. In addition, we continue to pursue cost transformation by right-sizing the structure of our operations and IT environment to create a scalable and cost efficient infrastructure. We have initiated a multi-year phased restructuring to reduce dis-synergies and corporate costs. See “Restructuring Activities” below for further discussion.
For the year ended December 31, 2018, excluding a gain of $89.9 million we have incurred $26.6 million of costs related to the Divestiture, consisting primarily of professional fees for legal, due diligence, consulting, tax and accounting services and is included in “Selling and general expenses” in the consolidated income statement in Item 8 of this report.
Discontinued Operations
As a result of the Divestiture, the results of operations from our S&IP business are reported as “Income from discontinued operations, net of tax” through April 30, 2018 and the related assets and liabilities are classified as “held for sale” as of

December 31, 2017 in the consolidated financial statements in Item 8 of this report. See “Discontinued Operations” in Note 2 to the consolidated financial statements in Item 8 of this report.
Net sales from discontinued operations were $351.1 million through April 30, 2018, $1,013 million for the year ended December 31, 2017 and $1,026 million in 2016.
Restructuring Activities
Organizational Alignment
In December 2017, in conjunction with the Divestiture, we initiated the first phase of a multi-year restructuring plan (the “Plan”). The initial phase of the Plan is intended to align our organizational and management structure with our remaining Medical Devices business.
We now expect to incur up to $16 million of pre-tax costs, of which $6 million to $8 million will be for employee severance and benefits and the remainder for third-party services and other related costs. These are cash costs that will be incurred as we execute the Plan, which we expect to substantially complete by the end of 2019.
Program to date, we have incurred $14.7 million of costs, primarily for employee severance and benefits. These costs are included in “Cost of products sold” and “Selling and general expenses” in the consolidated income statement for the year ended December 31, 2018. For the year ended December 31, 2018, $2.6 million of severance and benefits payments have been made and the remaining liability in “Accrued expenses” for employee severance and benefits was $5.7 million in the consolidated balance sheet as of December 31, 2018 in Item 8 of this report.
Information Technology Systems
The sale price the Company received upon closing the Divestiture included the sale of our IT system. The sale of the IT system enables us to migrate to an IT platform that is more appropriate for our business and size. Accordingly, the phase of the Plan to restructure and enhance our IT system (the “ITS Plan”) was approved in March 2018.
We expect to incur between $55 million and $60 million to implement the ITS Plan, of which $40 million to $45 million, excluding internal labor costs, is expected to qualify for capitalization and the remainder, primarily consulting and other costs, will be expensed as incurred. We expect to substantially complete the ITS Plan by the end of 2019. We have incurred $6.4 million of costs in the year ended December 31, 2018, which are included in “Selling and general expenses” in the consolidated income statement in Item 8 of this report. In addition, as of December 31, 2018, we have capitalized $33.2 million of costs, including $2.9 million of capitalized internal labor costs, under the ITS Plan that are included in “Property, Plant and Equipment, net” in the consolidated balance sheet in Item 8 of this report.
Business Acquisition
On July 1, 2018, Avanos acquired Cool Systems, Inc. (the “Acquisition”) for $65.7 million, net of cash acquired, which was based on a purchase price of $65.0 million plus certain adjustments as provided in the purchase agreement. Cool Systems, Inc. is marketed as Game Ready® and is hereinafter referred to as “Game Ready.”
Game Ready develops, manufactures and markets the Game Ready® product line, used in pain management and rehabilitation of patients recovering from orthopedic surgery or sports-related injuries. Its product line includes the GRPro® 2.1 cold and compression therapy system; Med4Elite™ multi-modality unit; ATX® Wraps and a variety of product accessories, all of which complement our existing acute pain management portfolio. Game Ready’s brands have built a strong reputation within the medical community. Their customer base includes some of the world’s leading orthopedic hospitals and athletic organizations, providing us greater access to the orthopedic and sports medicine markets. Game Ready’s results from July 1, 2018 through December 31, 2018, with revenue of $18.5 million, have been included in the consolidated income statement in Item 8 of this report.
Results of Operations and Related Information
Use of Non-GAAP Measures
In this section, we present “Adjusted Operating Profit (Loss)” which is a profitability measure that is not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and is therefore referred to as a non-GAAP financial measure. We provide this non-GAAP measure because we use it to measure our operational performance and provide greater insight into our ongoing business operations. This measure is not intended to be, and should not be, considered separately from, or an alternative to, the most directly comparable GAAP financial measure. A reconciliation of “Adjusted Operating Profit (Loss)” to the most directly comparable GAAP financial measure is provided in the “Operating Profit (Loss)” table below.

Net Sales
Our net sales are summarized in the following table for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	Change	2016	Change
Chronic care	$386.0	$360.8	7.0%	$325.4	10.9%
Pain management	$266.3	$250.8	6.2	$240.8	4.2
Total Net Sales	$652.3	$611.6	6.7%	$566.2	8.0%

	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net Sales - percentage change 2018 vs. 2017	7%	6%	—%	—%	1%
Net Sales - percentage change 2017 vs. 2016	8%	8%	—%	—%	—%
______________________________

(a)	Volume in 2018 includes incremental sales from Game Ready. Volume in 2017 includes incremental sales from Corpak.

(b)	Other includes rounding.
Product Category Descriptions
Chronic care is focused on (i) digestive health products such as our Mic-Key enteral feeding tubes and Corpak patient feeding solutions and (ii) respiratory health products such as our Ballard closed airway suction systems and oral care kits.
Pain management is focused on non-opioid solutions including (i) acute pain products such as On-Q surgical pain pumps and Game Ready cold and compression therapy systems and (ii) interventional pain solutions, which provides minimally invasive pain relieving therapies, such as our Coolief pain therapy.
Net Sales - 2018 Compared to 2017
Net sales increased by 7% to $652.3 million for the year ended December 31, 2018 as a result from a corresponding increase in sales volume. The acquisition of Game Ready, included in pain management, contributed 3% of the volume growth with the remainder from stronger demand for our interventional pain therapies and chronic care franchises. Partially offsetting this growth was a decline in Acute Pain volume, which was affected by an industry-wide shortage of Bupivacaine, the pain medication used in our surgical pain pumps, prefill disruption and consolidation of IV infusion customers.
Net Sales - 2017 Compared to 2016
Net sales increased by 8% to $611.6 million for the year ended December 31, 2017 compared to 2016, driven by a 5% growth in volume across all product categories, with Corpak, included in chronic care, adding an additional 3% of volume. There was increased demand for our non-opioid pain products, such as On-Q for surgical pain and our Coolief interventional pain therapy. Other factors in improved volume include growth in our Corpak products and the conversion of a GPO contract for oral care products.
Net Sales by Geographic Region
The factors causing organic volume growth were consistent throughout our geographic regions. Net sales by region is presented in the table below (in millions):

	Year Ended December 31,
(in millions)	2018	2017	Change	2016	Change
North America	$505.3	$473.4	6.7%	$436.1	8.6%
EMEA	87.3	84.0	3.9	78.4	7.1
Asia Pacific and Latin America	59.7	54.2	10.1	51.7	4.8
Total Net Sales	$652.3	$611.6	6.7%	$566.2	8.0%
Operating Profit (Loss)
Costs Included in Continuing Operations
The operating (loss) profit presented in the table below excludes the S&IP business, which is reported in “Income from discontinued operations, net of tax” in the consolidated income statement for all periods presented. In accordance with GAAP, only costs specifically identifiable and attributable to a business to be disposed may be allocated to discontinued operations.

Accordingly, our operating losses are driven by certain costs that were historically presented as a component of the S&IP business but were included in continuing operations. These costs, on a pre-tax basis, were $37.0 million in the year ended December 31, 2018, $115.8 million in 2017 and $113.5 million in 2016.
A reconciliation of adjusted operating profit (loss), a non-GAAP measure, to operating profit (loss) is provided in the table below (in millions):

	Year Ended December 31,
	2018	2017	2016
Operating profit (loss), as reported (GAAP)	$0.5	$(43.1)	$(107.1)
Restructuring and IT charges	15.7	5.0	—
Post divestiture transition charges	9.2	—	—
Acquisition-related charges	1.3	7.6	17.6
Spin-related transition charges	—	0.5	14.1
Litigation and legal	15.6	20.5	20.1
Policy changes	—	(6.0)	—
Intangibles amortization	20.0	20.7	21.4
Adjusted Operating Profit (Loss) (non-GAAP)	$62.3	$5.2	$(33.9)
The items noted in the table above are described below:
Restructuring and IT charges: As previously described under “Restructuring Activities,” we have incurred $15.7 million and $5.0 million of costs, respectively, related to the Plan for the years ended December 31, 2018 and 2017. These costs are primarily for consulting and other services along with employee severance and benefits.
Post-divestiture transition costs: We incurred $9.2 million of costs related to transition activities following the Divestiture of the S&IP business. As previously noted under “Divestiture of the S&IP Business,” we incurred a total of $26.6 million related to the Divestiture, excluding a gain of $89.9 million. Amounts incurred prior to the Divestiture and the gain are included in “Income from discontinued operations, net of tax” in the consolidated income statements in Item 8 of this report.
Acquisition-related costs: We incurred $1.3 million of costs in connection with the Acquisition of Game Ready, as previously described under “Business Acquisition.” See “Business Acquisition” in Note 6 to the consolidated financial statements in Item 8 of this report.
Spin-related costs: There were no spin-related activities or costs in 2018 and were not material in 2017, but resulted in $14.1 million of costs primarily for rebranding activities in 2016.
Litigation and legal: We incurred $15.6 million, $20.5 million and $20.1 million of expenses for certain litigation matters in the years ended December 31, 2018, 2017 and 2016, respectively. See “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this report.
Intangibles Amortization: Intangibles amortization is related primarily to intangibles acquired in prior business acquisitions and was $20.0 million, $20.7 million and $21.4 million, respectively, in the years ended December 31, 2018, 2017 and 2016.
Adjusted Operating Profit - 2018 vs. 2017
Adjusted Operating Profit in 2018 improved primarily due to higher sales volume and the elimination of costs associated with the S&IP business following the Divestiture, as previously described.
Adjusted Operating Profit (Loss) - 2017 vs. 2016
Adjusted Operating Profit in 2017 was also driven by volume growth, along with lower selling and general expenses driven by synergies from the integration of the Corpak acquisition.
Adjusted Operating Profit excludes certain items, as applicable, for the relevant time periods as indicated in the “Operating Profit” table above. The excluded items include:

•	Expenses associated with restructuring activities, including IT-related charges.

•	Expenses associated with the Divestiture of the S&IP business.

•	Acquisition and integration charges related to the acquisition of Game Ready in the current year.

•	Prior year acquisition and integration charges related to the acquisition of CORPAK MedSystems, Inc.

•
Prior year transition costs related to the separation from Kimberly-Clark Corporation, which included costs to establish our capabilities as a stand-alone entity, rebranding and other supply-chain transition costs.

•	Expenses associated with certain litigation matters.

•	Prior year charges associated with internal policy changes.

•	Amortization of intangible assets associated with prior business acquisitions.
Interest Expense
Interest expense was $26.4 million, $31.6 million and $32.7 million in the years ended December 31, 2018, 2017 and 2016, respectively. During 2018, we paid $339.0 million to retire our senior secured term loan, resulting in an early extinguishment loss of $4.8 million which is included in interest expense. Accordingly, interest expense was lower in 2018 compared to 2017 and 2016. Interest expense consists of interest accrued and amortization of debt discount and issuance costs on our long-term debt. See “Debt” in Note 8 to the consolidated financial statements in Item 8 of this report for further discussion of our indebtedness.
Provision for Income Taxes
On December 22, 2017, new federal tax reform, the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted in the United States, resulting in significant changes from previous tax law. The new legislation reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. In the fourth quarter of 2017, we recorded a provisional estimate of a net $10.0 million benefit related to the Act. The provisional estimate included a $16.0 million benefit related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse offset by a $7.0 million one-time transition tax expense on the mandatory deemed repatriation of cumulative foreign earnings of $101 million. We also recorded a $1.0 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax.
Our overall effective tax rate was a 53% benefit for the year ended December 31, 2018 compared to a benefit of 56% in 2017 and 40.2% in 2016. The primary driver in the change in our effective tax rate is the benefit from the Act, as discussed above. See “Income Taxes” in Note 9 to the consolidated financial statements in Item 8 of this report for further details regarding our income taxes.

Unaudited Quarterly Data

	2018				2017
(in millions, except per-share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net Sales	$169.9	$165.1	$160.9	$156.4	$166.3	$150.5	$149.1	$145.7
Gross Profit	100.4	104.7	94.7	91.1	89.9	81.0	84.5	81.5
Operating (Loss) Profit (a)(b)	(8.3)	7.0	8.8	(7.0)	(3.0)	(10.4)	(12.1)	(17.6)
Net (Loss) Income from Continuing Operations	(2.7)	4.2	1.3	(11.3)	4.4	(10.2)	(11.4)	(14.9)
Income from Discontinued Operations, net of tax	0.5	—	34.0	31.5	28.4	26.8	28.5	27.7
Net (Loss) Income	$(2.2)	$4.2	$35.3	$20.2	$32.8	$16.6	$17.1	$12.8

Basic Earnings (Loss) Per Share:
Continuing Operations	$(0.06)	$0.09	$0.03	$(0.24)	$0.09	$(0.22)	$(0.24)	$(0.32)
Discontinued Operations	0.01	—	0.72	0.67	0.61	0.57	0.61	0.59
Net (loss) income	(0.05)	0.09	0.75	0.43	0.70	0.35	0.37	0.27

Diluted Earnings (Loss) Per Share:
Continuing Operations	$(0.06)	$0.09	$0.03	$(0.24)	$0.09	$(0.22)	$(0.24)	$(0.32)
Discontinued Operations	0.01	—	0.70	0.67	0.60	0.57	0.61	0.59
Net (loss) income	(0.05)	0.09	0.73	0.43	0.69	0.35	0.37	0.27
______________________________

(a)
Operating profit in 2018 includes $37.0 million of costs historically presented as a component of the S&IP business (see “Discontinued Operations” in Note 2 to the consolidated financial statements in Item 8 of this report), $15.7 million of restructuring charges (see “Restructuring” in Note 3 to the consolidated financial statements in Item 8 of this report), $15.6 million of expenses related to legal matters (see “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this report), $9.2 million of post-Divestiture transition charges and $1.3 million of acquisition-related expenses (see “Business Acquisition” in Note 6 to the consolidated financial statements in Item 8 of this report).

(b)
Operating profit in 2017 includes $115.8 million of costs historically presented as a component of the S&IP business, $20.5 million of expenses related to legal matters, $7.6 million of acquisition-related expenses and $5.0 million of restructuring charges.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities, the Divestiture, discussed below, and amounts available under our revolving credit facility. Cash provided by operations has been and is expected to remain a primary source of funds. Cash provided by operations has historically generated sufficient cash to fund our investments in working capital and capital expenditures. As of December 31, 2018, $76.5 million of our $385 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and currently do not have plans to repatriate such earnings. See further discussion below in “Critical Accounting Policies and Use of Estimates” under “Income Taxes.” We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future. We believe that our ability to generate cash from domestic and international operations and the borrowing capacity under our available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
As described earlier under “Divestiture of the S&IP Business,” we closed the sales of our S&IP business on April 30, 2018 and used a portion of the net proceeds to retire the remainder of our senior secured term loan. The remaining net proceeds will be used to reinvest in the business through acquisition and organic growth.
Cash and equivalents increased by $164.8 million to $384.5 million as of December 31, 2018 compared to $219.7 million last year. The increase was driven by $754.3 million received from the Divestiture partially offset $339.0 million used to retire our senior secured term loan, $145.6 million used in operations, including $98.0 million used to settle Divestiture-related net liabilities, $65.7 million used for the Acquisition and $49.1 million of capital expenditures.
Cash and equivalents increased by $106.0 million to $219.7 million as of December 31, 2017 compared to $113.7 million as of December 31, 2016. The increase was driven by $144.2 million of cash flow from operations, $2.7 million from favorable currency exchange rates and $2.2 million from financing activities partially offset by $43.2 million of capital expenditures.
Cash and equivalents decreased by $15.8 million to $113.7 million as of December 31, 2016 compared to $129.5 million as of December 31, 2015. The decrease was driven primarily by $175.0 million used in our acquisition of Corpak and $29.1 million of capital expenditures partially offset by $188.8 million of cash provided by operating activities.
Operating Activities
Operating activities used $145.6 million in the year ended December 31, 2018. Changes in operating assets and liabilities used $143.4 million, which includes $98.0 million used to settle Divestiture-related net liabilities and the remainder primarily related to higher inventories. Net income was driven lower by $26.6 million of Divestiture-related costs and $15.7 million of restructuring costs.
Operating activities provided $144.2 million in the year ended December 31, 2017 compared to $188.8 million in 2016. Changes in operating assets and liabilities used $4.3 million during 2017, driven by a build-up of inventories and an increase in accounts receivable due to higher net sales.
Investing Activities
Investing activities provided $639.5 million in the year ended December 31, 2018, consisting primarily of $754.3 million received from the Divestiture partially offset by $65.7 million used in our acquisition of Game Ready and $49.1 million of capital expenditures.
Investing activities consisted of $43.2 million of capital expenditures in 2017, compared to $200.9 million used in investing activities in 2016, which consisted of $175.0 million used to acquire Corpak and $29.1 million of capital expenditures partially offset by $3.2 million of proceeds from property disposals.
Financing Activities
Financing activities used $324.4 million in the year ended December 31, 2018 and included $339.0 million used to retire our senior secured term loan partially offset by $17.1 million of net proceeds received from the exercise of stock options.
Financing activities provided $2.2 million in 2017, consisting of $4.7 million cash received from the exercise of stock options partially offset by $2.5 million used to acquire treasury stock.
During 2016, we borrowed and repaid $72.0 million from our Revolving Credit Facility. The borrowing partially financed our acquisition of Corpak Medsystems.

Long-Term Debt
As of December 31, 2018, total debt was $247.7 million, net of unamortized discount, on our Senior Unsecured Notes (“Notes”) that mature on October 15, 2022.
During the year ended December 31, 2018, we repaid the senior secured term loan, resulting in a debt extinguishment loss of $4.8 million which is included in “Interest expense” in the consolidated income statement for the year ended December 31, 2018 in Item 8 of this report. Notwithstanding the retirement of the senior secured term loan, the Revolving Credit Facility remains and is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock.
Following a divestiture of significant assets, such as the Divestiture described under “Divestiture of the S&IP Business,” the credit agreement allows re-investment of the proceeds into the business through acquisition of another business or through capital expenditures. However, if no investments are made within a specified period of time, the proceeds are to be used to reduce amounts owed on our Notes.
In October 2018, we executed an amendment to the Term Loan Facility (the “Amendment”), under which the term of the Revolving Credit Facility was extended by five years. In addition, the Amendment provided for a reduction in the margin or “spread” that is charged over the available floating interest rates by 0.25% and a reduction in commitment fees for any unused portion of the line. In conjunction with the Amendment, we paid fees of $1.6 million which is being amortized over the term of the Revolving Credit Facility.
To the extent we remain in compliance with certain financial covenants in our credit agreement, funds under the Revolving Credit Facility are available for our working capital and other liquidity requirements. As of December 31, 2018, we had no borrowings and letters of credit of $0.7 million outstanding under the Revolving Credit Facility.
For further information regarding our debt arrangements, see “Debt” in Note 8 to the consolidated financial statements in Item 8 of this report.
Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable as of December 31, 2018 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt	$250.0	$—	$—	$250.0	$—
Interest payments on long-term debt	62.5	15.6	31.3	15.6	—
Operating leases	80.7	10.4	19.6	17.3	33.4
Open purchase orders(a)	274.9	271.2	2.7	1.0	—
Pension obligations	2.8	0.2	0.3	0.6	1.7
Other commitments(b)	4.9	1.0	2.0	1.3	0.6
Total contractual obligations	$675.8	$298.4	$55.9	$285.8	$35.7
______________________________

(a)
The open purchase orders displayed in the table represent amounts that we anticipate will become payable within the next year for goods and services that we have negotiated for delivery. The table does not include payments that are discretionary or for which timing is uncertain.

(b)
Other commitments consists primarily of lease executory costs for insurance, maintenance and taxes on leased properties of $1.6 million, take or pay or other contracts of $2.8 million and uncertain tax positions of $0.5 million. See “Income Taxes” in Note 9 to the consolidated financial statements in Item 8 of this report.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting policies we used in the preparation of the consolidated and combined financial statements are those that are important both to the presentation of our financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, loss contingencies and deferred income taxes and potential tax assessments.

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
Revenue Recognition
Sales revenue is recognized at the time of product shipment or delivery of our products to unaffiliated customers, depending on shipping terms. Accordingly, control of the products transfers to the customer in accordance with the transaction’s shipping terms. Sales revenue is recognized for the amount of considerations that we expect to be entitled to receive in exchange for our products. Sales are reported net of returns, rebates, incentives, each as described below, and freight allowed. Taxes imposed by governmental authorities on our revenue-producing activities with customers, such as sales taxes and value-added taxes, are excluded from net sales.
Our contracts provide for forms of variable consideration including rebates. We provide for rebates to distributors for estimated historical differences between list prices and average end-user customer prices and the quantity of products expected to be sold to specific end-user customers. We maintain a liability for the estimated rebates.
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
On December 22, 2017, new federal tax reform, the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted in the United States, resulting in significant changes from previous tax law. The new legislation reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. In the fourth quarter of 2017, we recorded a provisional estimate of a net $10.0 million benefit related to the Act. The provisional estimate included a $16.0 million benefit related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse offset by a $7.0 million one-time transition tax expense on the mandatory deemed repatriation of cumulative foreign earnings of $101 million. We also recorded a $1.0 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations)

in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we determined the provisional estimates recorded in December 2017 were reasonable estimates through September 30, 2018.
Furthermore, during the fourth quarter we recorded discrete tax benefits of $3.9 million related to new guidance issued during 2018 and certain tax planning actions taken in anticipation of the Act. As of December 31, 2018, our accounting for the Act is now complete.
The Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only.  The Company has elected to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.
As of December 31, 2018, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $42.2 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Act. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
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
Interest Rate Risk
Our Revolving Credit Facility that allows for borrowings up to $250.0 million is subject to a variable interest rate based on LIBOR. As of December 31, 2018, a one percentage point increase in LIBOR could result in $2.5 million of incremental interest expense if the Revolving Credit Facility was fully drawn for the entire year.
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
As of December 31, 2018, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have an effect of $0.8 million to our consolidated financial position, results of operations and cash flows. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2018 rates and the assumed rates.
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
As of December 31, 2018, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders’ equity by approximately $15.8 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2018 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
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

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net Sales	$652.3	$611.6	$566.2
Cost of products sold	261.4	274.7	269.0
Gross Profit	390.9	336.9	297.2
Research and development	41.8	38.2	38.4
Selling and general expenses	340.4	321.7	346.2
Other expense, net	8.2	20.1	19.7
Operating Income (Loss)	0.5	(43.1)	(107.1)
Interest income	7.8	2.5	0.6
Interest expense	(26.4)	(31.6)	(32.7)
Loss Before Income Taxes	(18.1)	(72.2)	(139.2)
Income tax benefit	9.6	40.1	55.9
Loss from Continuing Operations	(8.5)	(32.1)	(83.3)
Income from discontinued operations, net of tax	66.0	111.4	123.1
Net Income	$57.5	$79.3	$39.8

Earnings (Loss) Per Share
Basic:
Continuing operations	$(0.18)	$(0.69)	$(1.79)
Discontinued operations	1.40	2.38	2.64
Basic Earnings Per Share	$1.22	$1.69	$0.85

Diluted:
Continuing operations	$(0.18)	$(0.69)	$(1.79)
Discontinued operations	1.40	2.38	2.64
Diluted Earnings Per Share	$1.22	$1.69	$0.85

See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2018	2017	2016
Net Income	$57.5	$79.3	$39.8
Other Comprehensive Income (Loss), Net of Tax
Defined benefit plans	1.0	0.5	0.6
Unrealized currency translation adjustments	(2.7)	17.1	(8.3)
Cash flow hedges	(0.7)	1.2	.8
Total Other Comprehensive (Loss) Income, Net of Tax	(2.4)	18.8	(6.9)
Comprehensive Income	$55.1	$98.1	$32.9

See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	Year Ended December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$384.5	$219.7
Accounts receivable, net of allowances	150.5	203.0
Inventories	121.4	91.1
Prepaid and other current assets	57.2	14.4
Assets held for sale	—	632.5
Total Current Assets	713.6	1,160.7
Property, Plant and Equipment, net	154.1	109.9
Goodwill	783.6	764.7
Other Intangible Assets, net	168.2	148.9
Deferred Tax Assets	6.3	7.6
Other Assets	7.6	4.1
TOTAL ASSETS	$1,833.4	$2,195.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$—	$39.8
Trade accounts payable	169.9	171.2
Accrued expenses	94.4	144.9
Liabilities held for sale	—	33.9
Total Current Liabilities	264.3	389.8
Long-Term Debt	247.7	541.1
Deferred Tax Liabilities	4.4	17.8
Other Long-Term Liabilities	19.8	31.8
Total Liabilities	536.2	980.5

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 47,444,340 outstanding at December 31, 2018 and 46,920,076 outstanding at December 31, 2017	0.5	0.5
Additional paid-in capital	1,578.1	1,550.5
Accumulated deficit	(242.4)	(299.9)
Treasury stock	(5.3)	(4.4)
Accumulated other comprehensive loss	(33.7)	(31.3)
Total Stockholders’ Equity	1,297.2	1,215.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,833.4	$2,195.9
See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, shares in thousands)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2015	46,615	$0.5	$1,518.0	$(419.0)	21	$(1.0)	$(43.2)	$1,055.3
Net income	—	—	—	39.8	—	—	—	39.8
Issuance of common stock upon the exercise or redemption of share-based awards	67	—	0.4	—	—	—	—	0.4
Stock-based compensation expense	—	—	14.8	—	—	—	—	14.8
Purchases of treasury stock	—	—	—	—	32	(0.9)	—	(0.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6.9)	(6.9)
Balance at December 31, 2016	46,682	0.5	1,533.2	(379.2)	53	(1.9)	(50.1)	1,102.5
Net income	—	—	—	79.3	—	—	—	79.3
Issuance of common stock upon the exercise or redemption of share-based awards	238	—	4.7	—	—	—	—	4.7
Stock-based compensation expense	—	—	12.6	—	—	—	—	12.6
Purchases of treasury stock	—	—	—	—	63	(2.5)	—	(2.5)
Other comprehensive income, net of tax	—	—	—	—	—	—	18.8	18.8
Balance at December 31, 2017	46,920	0.5	1,550.5	(299.9)	116	(4.4)	(31.3)	1,215.4
Net income	—	—	—	57.5	—	—	—	57.5
Issuance of common stock upon the exercise or redemption of share-based awards	524	—	17.1	—	—	—	—	17.1
Stock-based compensation expense	—	—	10.5	—	—	—	—	10.5
Purchases of treasury stock	—	—	—	—	16	(0.9)	—	(0.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2.4)	(2.4)
Balance at December 31, 2018	47,444	$0.5	$1,578.1	$(242.4)	132	$(5.3)	$(33.7)	$1,297.2

See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(in millions)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income	$57.5	$79.3	$39.8
Depreciation and amortization	33.5	59.5	65.2
Stock-based compensation	10.5	12.6	14.8
Net non-cash gain on Divestiture	(98.4)	—	—
Net losses on asset dispositions	1.5	3.3	3.7
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	67.4	(15.3)	8.4
Inventories, net of allowance	(34.5)	(16.8)	41.0
Prepaid expenses and other assets	(45.7)	(2.3)	1.7
Accounts payable	(64.0)	18.8	6.5
Accrued expenses	(66.6)	11.3	34.0
Deferred income taxes and other	(6.8)	(6.2)	(26.3)
Cash (Used in) Provided by Operating Activities	(145.6)	144.2	188.8
Investing Activities
Capital expenditures	(49.1)	(43.2)	(29.1)
Acquisition of business, net of cash acquired	(65.7)	—	(175.0)
Proceeds from the Divestiture	754.3	—	—
Proceeds from dispositions of property	—	0.1	3.2
Cash Provided by (Used in) Investing Activities	639.5	(43.1)	(200.9)
Financing Activities
Debt repayments	(339.0)	—	—
Line of credit facility proceeds	—	—	72.0
Line of credit facility repayments	—	—	(72.0)
Debt issuance costs	(1.6)	—	(0.9)
Purchase of treasury stock	(0.9)	(2.5)	(0.9)
Proceeds from the exercise of stock options	17.1	4.7	0.4
Cash (Used in) Provided by Financing Activities	(324.4)	2.2	(1.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4.7)	2.7	(2.3)
Increase (Decrease) in Cash and Cash Equivalents	164.8	106.0	(15.8)
Cash and Cash Equivalents - Beginning of Year	219.7	113.7	129.5
Cash and Cash Equivalents - End of Year	$384.5	$219.7	$113.7

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$96.6	$21.4	$29.1
Cash paid for interest	$20.6	$28.7	$29.9
Supplemental Noncash Disclosure
Capital expenditures included in accounts payable or accrued expenses	$16.9	$4.5	$5.8

See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Accounting Policies
Background and Basis of Presentation
Avanos Medical, Inc., formerly Halyard Health, Inc., is a medical technology company focused on delivering clinically superior breakthrough medical device solutions to improve patients’ quality of life. Headquartered in Alpharetta, Georgia, Avanos is committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market clinically superior solutions around the globe. References to “Avanos,” “Company,” “we,” “our” and “us” refer to Avanos Medical, Inc. and its consolidated subsidiaries.
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
Property, Plant and Equipment and Depreciation
Property, plant and equipment are stated at cost and depreciated on the straight-line method. Buildings are depreciated over their estimated useful lives, primarily 40 years. Machinery and equipment are depreciated over their estimated useful lives, primarily ranging from 16 to 20 years. Leasehold improvements are depreciated over the assets’ estimated useful lives, or the remaining lease term, whichever is shorter. Purchases of computer software, including external costs and certain internal costs (including payroll and payroll-related costs of employees) directly associated with developing significant computer software applications for internal use, are capitalized. Computer software costs are amortized on the straight-line method over the estimated useful life of the software, which is generally three to nine years. Depreciation expense is recorded in cost of products sold, research and development and selling and general expenses.
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
Goodwill and Other Intangible Assets
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. The evaluation of goodwill involves comparing the current fair value of a reporting unit to its carrying value, including goodwill. We operate as a single operating segment with one reporting unit, and accordingly, our annual goodwill impairment test was based on an evaluation of the fair value of our Company as a whole, using a market capitalization approach. We completed the required annual goodwill impairment test as of July 1, 2018, and the fair value was substantially in excess of net asset carrying value.
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
Revenue Recognition and Accounts Receivable
Sales revenue is recognized at the time of product shipment or delivery of our products to unaffiliated customers, depending on shipping terms. Accordingly, control of the products transfers to the customer in accordance with the transaction’s shipping terms. Sales revenue is recognized for the amount of considerations that we expect to be entitled to receive in exchange for our products. Sales are reported net of returns, rebates, incentives, each as described below, and freight allowed. Taxes imposed by governmental authorities on our revenue-producing activities with customers, such as sales taxes and value-added taxes, are excluded from net sales.
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
Amounts billed are typically due within 30 days, with a 1% discount allowed for distributors if payments made within 15 days. We estimate cash discounts based on historical experience and record the cash discounts as an allowance to trade receivables. The differences between estimated and actual cash discounts are normally not material.
We allow for returns with a specified period of time following customers’ receipt of the goods and estimate an allowance to trade receivables for returns based on historical experience. The differences between estimated and actual returns are normally not material.
Our contracts provide for forms of variable consideration including rebates, incentives and pricing tiers, each of which are described below:
Rebates - We provide for rebates to distributors for estimated historical differences between list prices and average end-user customer prices and the quantity of products expected to be sold to specific end-user customers. We maintain a liability for the estimated rebates.
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
See Note 5, “Supplemental Balance Sheet Information” for disclosure of our allowances for cash discounts, sales returns and doubtful accounts, and accrued rebates and incentives as of December 31, 2018 and 2017.
As of each year ended December 31, 2018 and 2017, we had one customer who individually accounted for more than 10% of our consolidated accounts receivable balance. The provision for doubtful accounts was not material for the years ended December 31, 2018, 2017 and 2016.
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
Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors’ Compensation Plan that provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants. Stock-based compensation is initially measured at the fair value of the awards on the grant date and is recognized in the financial statements over the period the employees are required to provide services in exchange for the awards. The fair value of option awards is measured on the grant date using a Black-Scholes option-pricing model. The fair value of time-based and some performance-based restricted share awards is based on the Avanos stock price at the grant date and the assessed probability of meeting future performance targets. For performance-based restricted share units for which vesting is conditioned upon achieving a measure of total shareholder return, fair value is measured using a Monte Carlo simulation. Generally, new shares are issued to satisfy vested restricted stock units and exercises of stock options. See Note 12, “Stock-Based Compensation.”
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
On December 22, 2017, new federal tax reform, the Tax Cuts and Jobs Act (the “Act”), was enacted in the United States, resulting in significant changes from previous tax law. The new legislation reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. In the fourth quarter of 2017, we recorded a provisional estimate of a net $10.0 million benefit related to the Act. The provisional estimate included a $16.0 million benefit related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse offset by a $7.0 million one-time transition tax expense on the mandatory deemed repatriation of cumulative foreign earnings of $101 million. We also recorded a $1.0 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we determined the provisional estimates recorded in December 2017 were reasonable estimates through September 30, 2018.
Furthermore, during the fourth quarter we recorded discrete tax benefits of $3.9 million related to new guidance issued during 2018 and certain tax planning actions taken in anticipation of the Act. As of December 31, 2018, our accounting for the Act is now complete.
The Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.
As of December 31, 2018, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $42.2 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Act. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
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
Recently Adopted Pronouncements
Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09 (Accounting Standards Codification (“ASC”) Topic 606), Revenue from Contracts with Customers, which provides a principles-based, five-step approach to measure and recognize revenue from contracts with customers. Adoption of this ASU requires substantial additional disclosures, but did not have a material effect on our financial position, results of operations or cash flows.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. The ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and regarding the range and weighted average of unobservable inputs used in Level 3 fair value measurements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The removal of certain disclosures is to be applied retrospectively for all periods presented, but the additional required disclosures are to be prospectively applied, and early application is permitted. We do not expect any transfers between Level 1 and Level 2 of the fair value hierarchy, and as of December 31, 2018, we have no assets or liabilities with fair value measurements in Level 3 of the fair value hierarchy. Accordingly, we do not expect adoption of this ASU to have a material effect on our financial position, results of operations or cash flows.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU, along with subsequent amendments, requires the recognition of assets and liabilities for leases with lease terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or an operating lease, with the classification criteria for distinguishing between the two being similar to the classification criteria for distinguishing between capital and operating leases under current GAAP. However, unlike current GAAP, balance sheet recognition of right of use (“ROU”) assets and liabilities arising from finance and operating leases is required, and additional disclosures are required to help financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU may be adopted using a modified retrospective application for existing leases or by using an expedient allowing application of the ASU on the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this ASU will require us to recognize assets and liabilities for operating leases we have entered into for our principal executive offices as well as certain warehouse, manufacturing and distribution facilities globally.
We will adopt this ASU in the first quarter of 2019 using the transition method provided in ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which allows for initial application on the date of adoption with recognition of a cumulative-effect adjustment, if applicable, to the opening balance of retained earnings in the period of adoption. All of our existing leases are operating leases, and accordingly, there will be no impact to opening retained earnings upon adoption. In addition we will use all other available expedients upon adoption.
This ASU will have a material effect on our consolidated balance sheet, but is not expected to impact our consolidated income statements. As of December 31, 2018, upon adoption of this standard, we expect to record operating lease liabilities in a range between $64 million and $66 million and corresponding ROU assets between $50 million and $52 million, each exclusive of any arrangements that we may enter during 2019 as we complete the separation of the S&IP business and establish our distribution network. In addition, the notes to our financial statements will include substantial additional disclosures regarding the amount, timing and uncertainty of cash flows arising from our lease arrangements.
Note 2.    Discontinued Operations
On April 30, 2018, we closed the sale of our S&IP business, which included the name “Halyard Health” (and all variations thereof and related intellectual property rights) and our information technology (“IT”) system (the “Divestiture”) pursuant to an Amended and Restated Purchase Agreement (“Purchase Agreement”) dated April 30, 2018 by and among us and certain of our affiliates and Owens & Minor, Inc., (“Buyer”). The purchase price paid for the Divestiture was $710 million in cash plus certain adjustments as provided in the Purchase Agreement, and resulted in a gain of $89.9 million. A portion of the net proceeds have been used to retire the remainder of our senior secured term loan (see Note 8, “Debt”). The remaining net proceeds will continue to be invested in the business through acquisitions (see Note 6, “Business Acquisitions”) and organic growth.
We have entered into certain commercial agreements, including transition services agreements with the Buyer, pursuant to which we and the Buyer, and each company’s respective affiliates will provide to each other various transitional services. We have also entered into distribution agreements with the Buyer under which we will remain a limited risk distributor for S&IP products on the Buyer’s behalf for sales outside of the United States and Canada. As a result, we have $41.5 million of S&IP products included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of December 31, 2018. We anticipate the limited risk distributor arrangements will terminate during 2019 and the remaining TSAs by the end of April 2020.
As a result of the Divestiture, the results of operations from our S&IP business are reported in the accompanying consolidated income statements as “Income from discontinued operations, net of tax” for the years ended December 31, 2018, 2017 and 2016, and the related assets and liabilities are classified as held-for-sale as of December 31, 2017 in the accompanying balance sheet. The remaining business is managed with one operating segment, the Medical Devices business.

The following table summarizes the financial results of our discontinued operations for all periods presented herein (in millions):

	Year Ended December 31,
	2018	2017	2016
Net Sales	$351.1	$1,012.7	$1,026.1
Cost of products sold	260.3	762.5	765.4
Research and development	1.1	2.9	2.7
Selling, general and other expenses	38.1	82.8	64.9
Gain on Divestiture	(89.9)	—	—
Other (income) expense, net	0.4	(1.6)	(1.4)
Income from discontinued operations before income taxes	141.1	166.1	194.5
Tax (provision) benefit from discontinued operations	(75.1)	(54.7)	(71.4)
Income from discontinued operations, net of tax	$66.0	$111.4	$123.1
In accordance with accounting principles generally accepted in the United States (“GAAP”), only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, certain expenses that were historically presented as a component of the S&IP were kept in continuing operations. These expenses, on a pre-tax basis, were $37.0 million in the year ended December 31, 2018, $115.8 million in 2017 and $113.5 million in 2016.
Details on assets and liabilities classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2017 are presented in the following table (in millions):

As of December 31, 2017
Assets held for sale - discontinued operations
Accounts receivable, net of allowances	$1.5
Inventories	198.3
Prepaid and other current assets	2.3
Current assets held for sale - discontinued operations	202.1
Property, plant and equipment, net	150.8
Goodwill	267.3
Other intangible assets, net	0.9
Non-current deferred tax assets	7.1
Other assets	0.4
Total assets held for sale - discontinued operations	628.6
Other assets classified as held for sale	3.9
Total assets classified as held for sale	632.5
Liabilities held for sale - discontinued operations
Accounts payable	$15.5
Accrued expenses	11.2
Current liabilities held for sale - discontinued operations	26.7
Deferred tax liabilities	0.3
Other long-term liabilities	6.9
Total liabilities held for sale - discontinued operations	$33.9
Assets and liabilities held for sale as of December 31, 2017 were classified as current since we expected the Divestiture to be completed within one year. Other assets and liabilities that were classified as held for sale that were not related to discontinued operations related primarily to our IT system.

The following table provides operating and investing cash flow information for our discontinued operations (in millions):

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Depreciation and amortization	$—	$20.0	$23.8
Stock-based compensation expense	(1.5)	1.5	1.4
Investing Activities:
Capital expenditures	2.9	19.9	11.2
Operating and investing cash flow information for the year ended December 31, 2018 represents activity from January 1, 2018 until the Divestiture closed on April 30, 2018.
Note 3.    Restructuring
Organizational Alignment
In December 2017, in conjunction with the Divestiture (see Note 2, “Discontinued Operations”), we initiated the first phase of a multi-year restructuring plan (the “Plan”). The initial phase of the Plan is intended to align our organizational and management structure with our remaining Medical Devices business.
We now expect to incur up to $16 million of pre-tax costs, of which $6 million to $8 million is for employee severance and benefits and the remainder for third-party services and other related costs. These are cash costs that will be incurred as we execute the Plan, which we expect to substantially complete by the end of 2019.
Program to date, we have incurred $14.7 million of expenses, of which $9.3 million and $5.4 million, primarily for employee severance, benefits and consulting services, were incurred in the years ended December 31, 2018 and 2017, respectively, and are included in “Selling and general expenses” in the accompanying condensed consolidated income statement.
We have a liability associated with employee severance and benefits related to the organizational alignment phase of the Plan. The following table summarizes the accrual and payment activity (in millions):

Accrual
Balance, December 31, 2017	$5.4
Charges and adjustments, net	2.9
Payments	(2.6)
Balance, December 31, 2018	$5.7
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
The Company expects to incur between $55 million and $60 million to implement the ITS Plan, of which $40 million to $45 million is expected to qualify for capitalization and the remainder, primarily consulting and other costs, will be expensed as incurred. The Company expects to substantially complete the ITS Plan by the end of 2019. We have incurred $6.4 million of costs related to the ITS Plan in the year ended December 31, 2018 which are included in “Selling and general expenses” in the accompanying condensed consolidated income statement. In addition, as of December 31, 2018, we have capitalized $33.2 million of costs, including $2.9 million of capitalized internal labor costs, under the ITS Plan that are included in “Property, Plant and Equipment, net” in the accompanying condensed consolidated balance sheet.
Note 4.     Goodwill
We test goodwill for impairment annually (as of July 1) or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying amount. We operate as a single operating segment with one reporting unit, and accordingly, our annual goodwill impairment test was based on an evaluation of the fair value of our Company as a whole, using a market capitalization approach.
We completed our annual impairment test as of July 1, 2018, and based on a market capitalization approach, we determined that our fair value substantially exceeds the net carrying value of our reporting unit.

The changes in the carrying amount of goodwill are as follows (in millions):

Balance at December 31, 2016	$762.3
Currency translation adjustment	2.4
Balance at December 31, 2017	764.7
Goodwill acquired(a)	20.6
Currency translation adjustment	(1.7)
Balance at December 31, 2018	$783.6
_____________________________________________

(a)	We acquired $20.6 million of goodwill in conjunction with our acquisition of Cool Systems, Inc. (see Note 6, “Business Acquisition”).
Note 5.     Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	As of December 31,
	2018	2017
Accounts Receivable	$152.2	$204.9
Allowances and doubtful accounts
Doubtful accounts	(1.4)	(0.9)
Sales discounts	(0.2)	(0.8)
Sales returns	(0.1)	(0.2)
Accounts receivable, net	$150.5	$203.0
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consists of the following (in millions):

	As of December 31,
	2018			2017
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw Materials	$39.6	$1.5	$41.1	$26.6	$1.5	$28.1
Work in process	22.1	0.4	22.5	20.4	0.3	20.7
Finished goods	50.1	13.7	63.8	40.0	9.6	49.6
Supplies and other	—	5.8	5.8	—	5.7	5.7
	111.8	21.4	133.2	87.0	17.1	104.1
Excess of FIFO or weighted-average cost over LIFO cost	(11.8)	—	(11.8)	(13.0)	—	(13.0)
Total	$100.0	$21.4	$121.4	$74.0	$17.1	$91.1

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	As of December 31,
	2018	2017
Land	$0.9	$1.0
Buildings and leasehold improvements	43.5	41.0
Machinery and equipment	141.2	124.4
Construction in progress	52.7	21.5
	238.3	187.9
Less accumulated depreciation	(84.2)	(78.0)
Total	$154.1	$109.9
There were $16.9 million and $4.5 million of capital expenditures in accounts payable as of December 31, 2018 and 2017, respectively.
Depreciation expense was $13.5 million, $18.8 million and $20.0 million, respectively, in the years ended December 31, 2018, 2017 and 2016.
Intangible Assets
Intangible assets subject to amortization consist of the following (in millions):

	As of December 31,
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$83.1	$(52.2)	$30.9	$125.9	$(97.6)	$28.3
Patents and acquired technologies	259.5	(144.4)	115.1	253.0	(146.1)	106.9
Other	54.4	(32.2)	22.2	43.1	(35.1)	8.0
Total	$397.0	$(228.8)	$168.2	$422.0	$(278.8)	$143.2
In the prior year, we had $5.7 million of indefinite-lived intangible assets that we acquired related to in-process research and development projects. Amortization expense for intangible assets was $20.0 million, $20.7 million and $21.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We estimate amortization expense for the next five years and beyond will be as follows (in millions):

For the years ending December 31,
2019	$26.5
2020	24.6
2021	22.3
2022	22.1
2023	20.8
Thereafter	51.9
Total	$168.2

Accrued Expenses
Accrued expenses consist of the following (in millions):

	As of December 31,
	2018	2017
Accrued rebates	$26.1	$64.4
Accrued salaries and wages	27.0	44.5
Accrued taxes - income and other	6.5	6.8
Other	34.8	29.2
Total	$94.4	$144.9
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	As of December 31,
	2018	2017
Taxes payable	$0.4	$10.0
Accrued compensation benefits	4.3	4.6
Other	15.1	17.2
Total	$19.8	$31.8
Note 6.     Business Acquisition
On July 1, 2018, Avanos acquired Cool Systems, Inc. (the “Acquisition”) for $65.7 million, net of cash acquired, which was based on a purchase price of $65.0 million plus certain adjustments as provided in the purchase agreement. Cool Systems, Inc. is marketed as Game Ready® and is hereinafter referred to as “Game Ready.”
Game Ready develops, manufactures and markets the Game Ready® product line, used in pain management and rehabilitation of patients recovering from orthopedic surgery or sports-related injuries. Its product line includes the GRPro® 2.1 cold and compression therapy system; Med4Elite™ multi-modality unit; ATX® Wraps and a variety of product accessories, all of which complement our existing acute pain management portfolio.
The preliminary allocation of the purchase price was as follows (in millions):

Purchase Price Allocation
Current assets acquired net of liabilities assumed	$8.8
Property, plant and equipment	1.0
Identifiable intangible assets, excluding IPR&D	40.0
Other noncurrent assets (liabilities), net	(0.3)
Deferred tax liabilities	(2.1)
Goodwill	20.6
Total	$68.0
The identifiable intangible assets include the following (in millions):

	Fair Value	Weighted Average Useful Lives (Yrs)
Distributor relationships	$16.4	12
Developed technology	16.9	11
Trade name	6.7	11
Total	$40.0

Game Ready’s net sales of $18.5 million and net loss of $0.7 million for the period from July 1, 2018 to December 31, 2018 is included in the accompanying consolidated income statement for the year ended December 31, 2018. Efforts to fully integrate Game Ready into our business will be ongoing through the end of 2019.
The following unaudited pro forma financial information is presented in the table below for the years ended December 31, 2018 and 2017 as if the Acquisition had occurred on January 1, 2017 (in millions, except per share amounts):

	Year Ended December 31,
	2018 (Unaudited)	2017 (Unaudited)
Net sales	$670.4	$646.9

Net income	57.3	75.9

Earnings per share:
Basic	$1.21	$1.62
Diluted	1.21	1.62
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
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

	Fair Value Hierarchy Level	December 31, 2018		December 31, 2017
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$384.5	$384.5	$219.7	$219.7
Liabilities
Senior unsecured notes	1	247.7	250.9	247.1	259.7
Debt	2	—	—	333.8	341.1
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature.
The fair value of our senior unsecured notes is determined using observable market prices based on trading activity on a primary exchange. For the years ended December 31, 2018 and 2017, there were no transfers among Level 1, 2 or 3 fair value determinations. Transfers between levels occur when there are changes in the observability of inputs. Changes between levels are assumed to occur at the beginning of the year.

Note 8.    Debt
As of December 31, 2018 and 2017, our debt balances were as follows (in millions):

	Weighted- Average Interest Rate	Maturities	As of December 31,
			2018	2017
Senior Secured Term Loan	4.42%	2024	$—	$339.0
Senior Unsecured Notes	6.25%	2022	250.0	250.0
Total debt			250.0	589.0
Unamortized Debt Discounts and Issuance Costs
Senior Secured Term Loan			—	(5.2)
Senior Unsecured Notes			(2.3)	(2.9)
Total Debt, net			247.7	580.9
Less current portion of long-term debt			—	39.8
Total long-term debt			$247.7	$541.1
Senior Secured Term Loan and Revolving Credit Facility
The senior secured term loan (the “Term Loan Facility”) is under a credit agreement that also includes a senior secured revolving credit facility that matures in October 2024 which allows borrowings of up to $250 million, with a letter of credit sub-facility in an amount of $75 million and a swingline sub-facility in an amount of $25 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Credit Facilities”). The Senior Credit Facilities are secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock.
During the year ended December 31, 2018, we repaid the senior secured term loan in full, resulting in a debt extinguishment loss of $4.8 million which is included in “Interest expense” in the accompanying consolidated income statement for the year ended December 31, 2018.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, plus a margin ranging between 1.50% to 2.25% per annum, depending on our consolidated total leverage ratio, or (ii) the base rate plus a margin ranging between 0.50% to 1.25% per annum, depending on our consolidated total leverage ratio. The unused portion of our Revolving Credit Facility will be subject to a commitment fee equal to (i) 0.25% per annum, when our consolidated total leverage ratio is less than 2.25 to 1.00 and (ii) 0.375% per annum, otherwise.
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of December 31, 2018, we had no borrowings and letters of credit of $0.7 million outstanding under the Revolving Credit Facility.
Senior Unsecured Notes
The Senior Unsecured Notes (“Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum payable semi-annually in arrears on April 15 and October 15 of each year. The Notes are guaranteed, jointly and severally, by each of our domestic subsidiaries that guarantees the Senior Credit Facilities. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the credit agreement using the interest method, resulting in an effective interest rate of 6.52% as of December 31, 2018.
Debt Covenants
The Revolving Credit Facility and the Notes are subject to similar covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

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
Following a divestiture of significant assets, such as the Divestiture described in “Discontinued Operations” in Note 2, the credit agreement allows re-investment of the proceeds into the business through acquisition of another business or through capital expenditures. However, if no investments are made within a specified period of time, the proceeds are to be used to reduce amounts owed under the Senior Credit Facilities and the Notes.
Pursuant to the restrictive covenants that limit our ability to pay dividends, we have the ability to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the credit agreement governing the Senior Credit Facilities, provided that we are in compliance with all required covenants, there are no events of default and upon meeting certain financial ratios.
As of December 31, 2018, we were in compliance with all of our debt covenants. As of December 31, 2018, our repayment requirements in the next five years includes the $250 million Notes due on October 15, 2022.
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
The components of income (loss) before income taxes, and the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Income before income taxes
United States	$(20.7)	$(76.2)	$(140.5)
Foreign	2.6	4.0	1.3
Total	(18.1)	(72.2)	(139.2)
Income tax provision (benefit):
Current:
United States	(13.6)	(27.4)	(30.6)
State	(0.5)	(4.6)	(3.5)
Foreign	0.8	1.4	0.7
Total	(13.3)	(30.6)	(33.4)
Deferred:
United States	0.7	(9.0)	(21.3)
State	3.5	(0.4)	(1.0)
Foreign	(0.5)	(0.1)	(0.2)
Total	3.7	(9.5)	(22.5)
Total income tax benefit	$(9.6)	$(40.1)	$(55.9)
On December 22, 2017, new federal tax reform, the Tax Cuts and Jobs Act (the “Act”), was enacted in the United States, resulting in significant changes from previous tax law. The new legislation reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. In the fourth quarter of 2017, we recorded a provisional estimate of a net $10.0 million benefit related to the Act. The provisional estimate included a $16.0 million benefit related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse offset by a $7.0 million one-time transition tax expense on the mandatory deemed repatriation of cumulative foreign earnings of $101 million. We also recorded a $1.0 million benefit related to the treatment of current year cash dividends in relation to the repatriation tax.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we determined the provisional estimates recorded in December 2017 were reasonable estimates through September 30, 2018.
Furthermore, during the fourth quarter we recorded discrete tax benefits of $3.9 million related to new guidance issued during 2018 and certain tax planning actions taken in anticipation of the Act. As of December 31, 2018, our accounting for the Act is now complete.
The Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only.  The Company has elected to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.
As of December 31, 2018, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $42.2 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Act. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
Major differences between the federal statutory rate and the effective tax rate are as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
Rate of state income taxes, net of federal tax benefit	(2.4)	4.5	2.8
Statutory rate other than U.S. statutory rate	(1.4)	0.1	0.4
Sec. 987 regulation change, federal and state impact	—	—	1.2
Valuation allowance	(10.6)	(1.1)	—
Uncertain tax positions	13.8	—	—
Transaction related expenses	(3.9)	—	—
GILTI inclusion	(1.6)	—	—
Nondeductible officer’s compensation	(2.7)	0.1	—
U.S. federal research and development credit	11.4	3.0	1.5
Share based compensation windfall tax deduction	8.5	—	—
Impacts of U.S. federal tax reform	21.7	14.2	—
Other, net	(0.8)	(0.2)	(0.7)
Effective tax rate	53.0%	55.6%	40.2%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities (in millions):

	As of December 31,
	2018	2017
Deferred tax assets
Accrued liabilities	$15.5	$18.7
Investment in Joint Venture	—	5.3
Stock-based compensation	7.8	7.3
Net Operating Losses	9.2	3.2
Transaction costs	—	5.8
Other	5.3	3.5
	37.8	43.8
Valuation allowance	(3.3)	(1.3)
Total deferred tax assets	34.5	42.5

Deferred tax liabilities
Intangibles, net	18.7	10.2
Inventories	1.8	12.8
Property, plant and equipment, net	11.4	29.4
Other	0.7	0.3
Total deferred tax liabilities	32.6	52.7
Net deferred tax assets (liabilities)	$1.9	$(10.2)
Valuation allowances increased $2.0 million during the year ended December 31, 2018, primarily relating to tax credits that we believe will not be realizable due to the disposition of our S&IP business. Valuation allowances at the end of 2018 and 2017 primarily relate to tax credits and income tax loss carryforwards.
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
At December 31, 2018, we have credit carryforwards for federal income tax purposes of $0.9 million, all of which will expire in 2028. We also have net operating loss carryforwards for federal income tax purposes of $24.4 million, of which $17.2 million will expire between 2028 and 2037. The remaining net operating losses are available for carryforward indefinitely.
At December 31, 2018, we have credit carryforwards for state income tax purposes of $3.0 million, of which $2.6 million will expire in 2025. The rest will expire between 2026 and 2028. We also have net operating loss carryforwards for state income tax purposes of $24.0 million, some of which will expire between 2019 and 2034 and others that will remain available for carryforward indefinitely. We also have certain foreign subsidiaries with net operating loss carryforwards for income tax purposes of $10.8 million, of which $2.1 million will expire in 2020. The remaining net operating losses are available for carryforward indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in millions):

	As of December 31,
	2018	2017
Beginning of year	$2.7	$2.7
Gross increases for tax positions of prior years	—	0.1
Gross decreases for tax positions of prior years	—	—
Decreases for settlements with taxing authorities	(0.5)	—
Decreases for lapse of the applicable statute of limitations	(1.7)	(0.1)
End of year	$0.5	$2.7
The amount, if recognized, that would affect our effective tax rate as of December 31, 2018 and 2017 is $0.4 million and $2.5 million, respectively.
We classify interest and penalties on uncertain tax benefits as income tax expense. As of December 31, 2018 and 2017, before any tax benefits, we had $0.2 million and $1.1 million, respectively of accrued interest and penalties on unrecognized tax benefits.
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
Note 10.    Employee Benefit Plans
Defined Contribution Plans
Eligible employees participate in our defined contribution plans. Our 401(k) plan and supplemental plan provide for a matching contribution of a U.S. employee’s contributions and accruals, subject to predetermined limits. Avanos also has defined contribution pension plans for certain employees outside the U.S. in which eligible employees may participate. We recognized $7.6 million, $7.4 million and $6.7 million, respectively, of expense for our matching contributions to the 401(k) plan in the years ended December 31, 2018, 2017 and 2016, respectively. Our matching contributions to the 401(k) plan are recognized in cost of products sold, research and development and selling and general expenses in our consolidated income statements.
Defined Benefit Plans
Certain plans in our international operations are our direct obligation, and therefore, the related funded status has been recorded within our consolidated balance sheet. These plans are primarily unfunded and the aggregated projected benefit obligation was $2.8 million and $2.9 million as of December 31, 2018 and 2017, respectively. Net periodic pension cost for the years ended December 31, 2018, 2017 and 2016 was $0.6 million, $0.6 million and $0.5 million, respectively. Over the next ten years, we expect gross benefit payments to be $1.1 million in total for the years 2019 through 2023, and $1.8 million in total for the years 2024 through 2028.

Note 11.     Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance, December 31, 2015	$(40.4)	$(1.2)	$(1.6)	$(43.2)
Other comprehensive (loss) income	(8.3)	0.8	0.6	(6.9)
Balance, December 31, 2016	(48.7)	(0.4)	(1.0)	(50.1)
Other comprehensive income	17.1	1.2	0.5	18.8
Balance, December 31, 2017	(31.6)	0.8	(0.5)	(31.3)
Other comprehensive (loss) income	(2.7)	(0.7)	1.0	(2.4)
Balance, December 31, 2018	$(34.3)	$0.1	$0.5	$(33.7)
The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Unrealized translation	$(2.7)	$17.1	$(8.3)

Defined benefit pension plans	1.2	0.6	0.7
Tax effect	(0.2)	(0.1)	(0.1)
Defined benefit pension plans, net of tax	1.0	0.5	0.6

Cash flow hedges	(1.0)	1.5	1.0
Tax effect	0.3	(0.3)	(0.2)
Cash flow hedges, net of tax	(0.7)	1.2	0.8

Change in AOCI	$(2.4)	$18.8	$(6.9)
Note 12.    Stock-Based Compensation
The Avanos Medical, Inc. Equity Participation Plan and the Avanos Medical, Inc. Outside Directors’ Compensation Plan (together, the “Equity Plans”) provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants of Avanos or its subsidiaries. A maximum of 4.9 million shares of Avanos common stock may be issued under the Equity Plans, and there are 1.7 million shares remaining available for issuance as of December 31, 2018.
Aggregate stock-based compensation expense under the Equity Plans was $10.5 million, $12.6 million and $14.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, which includes amounts allocated to discontinued operations. Stock-based compensation expense included in continuing operations totals $12.0 million, $11.1 million and $13.4 million in the years ended December 31, 2018, 2017 and 2016, respectively. Stock-based compensation expense described by award type below refers to expense in continuing operations only. Stock-based compensation expense is included in cost of sales, research and development expenses and selling and general expenses.
Stock Options
Stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant. Stock options are generally subject to graded vesting whereby options vest 30% at the end of each of the first two 12-month periods following the grant and 40% at the end of the third 12-month period and have a term of 10 years.
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
The weighted-average fair value of options granted in the years ended December 31, 2018, 2017 and 2016 was $13.69, $9.07 and $7.70, respectively, based on the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Volatility	26%	24% to 25%	26%
Risk-free rate	2.7%	1.7% to 1.8%	1.2%
Expected term (Years)	4	5	5
Dividend Yield	0%	0%	0%
Stock-based compensation expense related to stock options was $2.8 million, $3.0 million and $4.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
A summary of stock option activity is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	1,670	$37.20
Granted	341	52.10
Exercises	(490)	34.93
Forfeitures	(108)	39.37
Outstanding at December 31, 2018	1,413	$41.42	6.9	$7.4
Vested and exercisable at December 31, 2018	712	$38.06	5.3	$4.9
The following table summarizes information about options outstanding as of December 31, 2018:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Shares (in thousands)	Weighted-Average Remaining Contractual Term (Years)	Shares (in thousands)	Weighted-Average Exercise Price
$25.00	to	$35.00	244	6.0	176	$30.55
$35.00	to	$45.00	550	6.6	330	37.41
$45.00+			619	7.5	206	45.52
			1,413	6.9	712	$38.06
In the year ended December 31, 2018, options with an aggregate intrinsic value of $11.7 million were exercised resulting in an excess tax benefit of $1.8 million. In the year ended December 31, 2017, options with an intrinsic value of $1.4 million were exercised resulting in an excess tax benefit of $0.4 million. The intrinsic value of exercised options and the resulting excess tax benefit were not material in 2016. For stock options outstanding at December 31, 2018, we expect to recognize an additional $5.1 million of expense over the remaining average service period of one year.
Restricted Share Units
Restricted shares, time-vested restricted share units and performance-based restricted share units granted to employees and directors are valued at the closing market price of our common stock on the grant date with vesting conditions determined upon approval of the award.
Stock-based compensation expense related to restricted stock units was $4.8 million, $3.3 million and $4.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. A summary of restricted share unit activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2017	429	$39.10
Granted	104	49.37
Vested	(50)	51.82
Forfeited	(179)	42.34
Outstanding at December 31, 2018	304	$40.51
For restricted share units outstanding at December 31, 2018, we expect to recognize an additional $3.7 million of expense over the remaining average service period of one year.
We also issue restricted share units for which vesting is conditioned on meeting a defined measure of total shareholder return (“TSR units”) over a restricted period of three years. Total shareholder return is measured as our stock price performance over the restricted period compared to defined group of peer companies. The expense recognition for TSR units differs from awards with service or performance conditions in that the expense is recognized over the restricted period regardless of whether the total shareholder return target is met or not, while expense for awards with service and performance conditions is recognized based on the number of awards expected to vest. The fair value of TSR units is determined using a Monte Carlo simulation with a volatility assumption based on the average stock-price volatility for a peer group of companies over the restricted period. The volatility assumption was 27% for awards granted in 2018, and 25% for awards granted in 2017 and 2016. The weighted average fair value per TSR unit was $69.41, $42.24 and $38.64 for awards granted in 2018, 2017 and 2016, respectively. Stock-based compensation expense related to TSR units was $4.4 million, $4.8 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
A summary of TSR unit activity is presented below.

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2017	398	$40.22
Granted	114	69.41
Forfeited	(59)	40.27
Outstanding at December 31, 2018	453	$47.57
For TSR units outstanding at December 31, 2018, we expect to recognize an additional $7.6 million of expense over the weighted average remaining restricted period of one year.
Note 13.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the Spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the years ended December 31, 2018, 2017 and 2016, we have incurred $15.6 million, $20.5 million and $20.1 million, respectively, related to these matters.
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
On April 11, 2018, the court issued an Amended Judgment in favor of the plaintiff and against us and Kimberly-Clark. The judgment against us is $0.3 million in compensatory damages and pre-judgment interest and $19.4 million in punitive damages.
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
On May 26, 2017, we moved to dismiss or stay Kimberly-Clark’s Delaware complaint, and on June 16, 2017, Kimberly-Clark moved for summary judgment. On September 12, 2017, the Delaware court granted our motion to stay Kimberly-Clark’s complaint and therefore did not take any action on Kimberly-Clark’s motion for summary judgment. On May 30, 2018, Kimberly-Clark moved to quash service of summons we served on Kimberly-Clark in California for lack of personal jurisdiction. On December 12, 2018, the court granted Kimberly-Clark’s motion. On December 18, 2018, we filed a notice of appeal to the California Court of Appeal. On December 19, 2018, Kimberly-Clark sought to lift the stay of their complaint in Delaware. We intend to vigorously pursue our case against Kimberly-Clark in California and to vigorously defend against their case against us.
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
Shahinian
On October 12, 2016, after the DOJ and various States declined to intervene, a qui tam matter was unsealed and a complaint was subsequently served on us in a matter styled U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C. D. Cal.) (“Shahinian”), filed on October 27, 2014. The case alleges, among other things, violations of the federal and various state False Claims Acts in connection with the marketing and sale of certain surgical gowns. On March 8, 2017, Kimberly-Clark moved to dismiss the Shahinian complaint, and on July 14, 2017, the California court granted Kimberly-Clark’s motion. The plaintiff then filed a second amended complaint, and on August 11, 2017, Kimberly-Clark moved to dismiss that one as well. The plaintiff then filed a third amended complaint. On January 18, 2018, Kimberly-Clark moved to dismiss that one too. On September 30, 2018, the court granted Kimberly-Clark’s motion with prejudice. On November 13, 2018, Shahinian filed a notice of appeal to the Ninth Circuit Court of Appeals.
We may have an Indemnification Obligation for the Shahinian matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to vigorously defend the remaining claims.
Kromenaker
On March 17, 2017, the DOJ submitted a filing declining to intervene in another qui tam matter, and the complaint was unsealed and subsequently served on Kimberly-Clark and Avanos. That matter is styled U.S. ex rel. Kromenaker v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 1:15-cv-04413-SCJ (N. D. Ga.) (“Kromenaker”), filed on December 21, 2015. In that case, the plaintiff alleges, among other things, violations of the federal False Claims Act in connection with the marketing and sale of certain products, including feminine hygiene products, surgical gowns and endotracheal tubes. On June 12, 2017, Kimberly-Clark and Avanos moved to dismiss the complaint. On August 21, 2017, Kromenaker filed an amended complaint, and Kimberly-Clark and Avanos filed motions to dismiss.
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
Richardson, Chiu and Pick
We were also served with a complaint in a matter styled Margaret C. Richardson Trustee of the Survivors Trust Dated 6/12/84 for the Benefit of the H&M Richardson Revocable Trust v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-06296 (S. D. N. Y.) (“Richardson”), filed on August 9, 2016. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc., and alleges that the defendants breached their fiduciary duty, were unjustly enriched, and violated Section 14(A) of the Securities and Exchange Act in connection with our marketing and sale of MicroCool gowns. We were also served with a complaint in a matter styled Kai Chiu v. Robert E. Abernathy, Steven E. Voskuil, et al, No. 2:16-cv-08768 (C.D. Cal.), filed on November 23, 2016. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc., and makes allegations and brings causes of action similar to those in Richardson, but the plaintiff also adds causes of action for abuse of control, gross mismanagement, and waste of corporate assets. We were also served with a complaint in a matter styled Lukas Pick v. Robert E. Abernathy, Steven E. Voskuil, et al. No. e:18-cv-00295 (D. Del.), filed on February 21, 2018. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc., and makes allegations and brings causes of action similar to those in Richardson and Chiu. We intend to vigorously defend these matters.
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
Naeyaert
On April 13, 2017, Kimberly-Clark was served with a complaint in the matter styled Christopher Naeyaert v. Kimberly-Clark Corporation, et al., No. PSC 1603503 (County of Riverside, Superior Court of California), filed on July 21, 2016. In that case, the plaintiff makes allegations similar to those in Bahamas and brings causes of action similar to those in Bahamas, except the allegations and causes of action relate to the Ultra surgical gown. On June 5, 2017, Kimberly-Clark moved to dismiss the complaint. On August 21, 2017, Naeyaert filed an amended complaint and on September 18, 2017, Kimberly-Clark filed a motion to dismiss the amended complaint. On September 28, 2018, the court granted in part Kimberly-Clark’s motion but allowed Naeyaert leave to amend his complaint. On October 12, 2018, Naeyaert filed a Third Amended Complaint. On October 26, 2018, Kimberly-Clark answered the Third Amended Complaint.
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
As of December 31, 2018, we have an accrued liability for the matters described herein. The accrued liability is included in “Accrued Expenses” in the accompanying consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us, (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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

Operating Leases
We have entered into operating leases for principal executive offices, located in Alpharetta, Georgia, as well as certain warehouse, manufacturing and distribution facilities. The future minimum obligations under operating leases having a non-cancelable term in excess of one year are as follows (in millions):

Year	Amount
2019	$10.4
2020	10.1
2021	9.5
2022	9.0
2023	8.3
Thereafter	33.4
Future minimum obligations	$80.7
Rental expense, including amounts associated with discontinued operations, was $19.6 million, $23.9 million and $21.7 million in the years ended December 31, 2018, 2017 and 2016, respectively.
Note 14.    Earnings Per Share (“EPS”)
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period, as determined using the treasury stock method. The calculation of basic and diluted EPS for each of the three years ended December 31, 2018, 2017 and 2016 is set forth in the following table (in millions, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Loss from continuing operations	$(8.5)	$(32.1)	$(83.3)
Income from discontinued operations, net of tax	66.0	111.4	123.1
Net income	$57.5	$79.3	$39.8

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	47.2	46.8	46.6
Dilutive effect of stock options and restricted share unit awards	—	—	—
Diluted weighted average shares outstanding	47.2	46.8	46.6
Earnings (Loss) Per Share:
Basic:
Continuing Operations	$(0.18)	$(0.69)	$(1.79)
Discontinued Operations	1.40	2.38	2.64
Basic Earnings Per Share	$1.22	$1.69	$0.85

Diluted:
Continuing operations	$(0.18)	$(0.69)	$(1.79)
Discontinued operations	1.40	2.38	2.64
Diluted Earnings Per Share	$1.22	$1.69	$0.85

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
For the year ended December 31, 2018, 1 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 15.    Business and Products Information
We conduct our business in one operating and reportable segment that provides our medical device products to healthcare providers and patients in more than 90 countries with manufacturing facilities in the United States, Mexico, France, Germany and Tunisia.
We provide a portfolio of innovative product offerings focused on pain management and respiratory and digestive health to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Chronic care	$386.0	$360.8	$325.4
Pain management	266.3	250.8	240.8
Total Net Sales	$652.3	$611.6	$566.2
Chronic care is focused on (i) digestive health products such as our Mic-Key enteral feeding tubes and Corpak patient feeding solutions and (ii) respiratory health products such as our Ballard closed airway suction systems and oral care kits.
Pain management is focused on non-opioid solutions including (i) acute pain products such as On-Q surgical pain pumps and Game Ready cold and compression therapy systems and (ii) interventional pain solutions, which provides minimally invasive pain relieving therapies, such as our Coolief pain therapy.
For the year ended December 31, 2018, 2017 and 2016, products in our surgical pain, interventional pain, digestive health and respiratory health categories each accounted for more than 10% of our consolidated net sales. For the year ended December 31, 2018, 2017 and 2016, net sales to external customers in the United States were $457 million, $467 million and $410 million, respectively. For the year ended December 31, 2018, we incurred $2.3 million of advertising expenses associated with a direct-to-patient advertising campaign. Advertising expenses were not material in prior years.
Net sales to one customer accounted for approximately 10%, 10% and 9%, respectively, of net sales in 2018, 2017 and 2016. No other customer accounted for more than 10% of net sales in any of the periods presented herein.
Due to the nature of our business, we receive purchase orders for products under supply agreements which are normally fulfilled within three to four weeks. Our performance obligations under purchase orders are satisfied and revenue is recognized at a point in time, which is upon shipment or upon delivery of our products, depending on shipping terms. Accordingly, we normally do not have transactions that give rise to material unfulfilled performance obligations.
Property, plant and equipment held domestically and in foreign countries is as follows (in millions):

	As of December 31,
	2018	2017
Domestic	$97.3	$57.0
Foreign	56.8	52.9
Total Property, Plant and Equipment	$154.1	$109.9

Note 16.    Supplemental Guarantor Financial Information
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
The following condensed consolidating balance sheets as of December 31, 2018 and 2017 and the condensed consolidating statements of income and cash flows for the years ended December 31, 2018, 2017 and 2016 provide condensed consolidating financial information for Avanos Medical, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidating basis.
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
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Year Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$646.8	$178.6	$(173.1)	$652.3
Cost of products sold	—	290.0	144.5	(173.1)	261.4
Gross Profit	—	356.8	34.1	—	390.9
Research and development expenses	—	41.8	—	—	41.8
Selling and general expenses	38.8	261.0	40.6	—	340.4
Other expense (income), net	(1.5)	16.8	(8.7)	1.6	8.2
Operating (Loss) Profit	(37.3)	37.2	2.2	(1.6)	0.5
Interest income	4.3	0.2	7.3	(4.0)	7.8
Interest expense	(27.5)	(2.7)	(0.2)	4.0	(26.4)
(Loss) Income Before Income Taxes	(60.5)	34.7	9.3	(1.6)	(18.1)
Income tax benefit (provision)	6.8	11.1	(8.3)	—	9.6
Equity in earnings of consolidated subsidiaries	117.7	139.5	—	(257.2)	—
Net Income (Loss) from Continuing Operations	64.0	185.3	1.0	(258.8)	(8.5)
(Loss) Income on discontinued operations, net of tax	(6.5)	(49.4)	121.9	—	66.0
Net Income	57.5	135.9	122.9	(258.8)	57.5
Total other comprehensive (loss) income, net of tax	(2.4)	3.4	(3.4)	—	(2.4)
Comprehensive Income	$55.1	$139.3	$119.5	$(258.8)	$55.1

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$679.2	$306.9	$(374.5)	$611.6
Cost of products sold	—	385.7	263.5	(374.5)	274.7
Gross Profit	—	293.5	43.4	—	336.9
Research and development expenses	—	38.2	—	—	38.2
Selling and general expenses	29.9	249.7	42.1	—	321.7
Other expense (income), net	0.7	34.5	(15.1)	—	20.1
Operating (Loss) Profit	(30.6)	(28.9)	16.4	—	(43.1)
Interest income	0.9	0.1	4.5	(3.0)	2.5
Interest expense	(32.3)	(2.2)	(0.1)	3.0	(31.6)
(Loss) Income Before Income Taxes	(62.0)	(31.0)	20.8	—	(72.2)
Income tax benefit (provision)	20.0	23.2	(3.1)	—	40.1
Equity in earnings of consolidated subsidiaries	125.1	32.6	—	(157.7)	—
Income (Loss) from Continued Operations	83.1	24.8	17.7	(157.7)	(32.1)
(Loss) Income from discontinued operations, net of tax	(3.8)	86.0	29.2	—	111.4
Net Income	79.3	110.8	46.9	(157.7)	79.3
Total other comprehensive income, net of tax	18.8	13.1	18.3	(31.4)	18.8
Comprehensive Income	$98.1	$123.9	$65.2	$(189.1)	$98.1

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$625.4	$250.0	$(309.2)	$566.2
Cost of products sold	—	356.7	221.5	(309.2)	269.0
Gross Profit	—	268.7	28.5	—	297.2
Research and development expenses	—	38.0	0.4	—	38.4
Selling and general expenses	37.2	274.2	34.8	—	346.2
Other (income) expense, net	(0.8)	36.4	(17.5)	1.6	19.7
Operating (Loss) Income	(36.4)	(79.9)	10.8	(1.6)	(107.1)
Interest income	0.3	0.1	2.5	(2.3)	0.6
Interest expense	(33.1)	(1.7)	(0.2)	2.3	(32.7)
(Loss) Income Before Income Taxes	(69.2)	(81.5)	13.1	(1.6)	(139.2)
Income tax benefit (provision)	25.5	33.9	(3.5)	—	55.9
Equity in earnings of consolidated subsidiaries	85.3	22.3	—	(107.6)	—
Income (Loss) from Continued Operations	41.6	(25.3)	9.6	(109.2)	(83.3)
(Loss) Income from discontinued operations, net of tax	(1.8)	108.6	16.3	—	123.1
Net Income	39.8	83.3	25.9	(109.2)	39.8
Total other comprehensive loss, net of tax	(6.9)	(6.3)	(7.2)	13.5	(6.9)
Comprehensive Income	$32.9	$77.0	$18.7	$(95.7)	$32.9

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$303.9	$29.3	$51.3	$—	$384.5
Accounts receivable, net	4.5	1,257.3	212.1	(1,323.4)	150.5
Inventories	—	106.2	15.2	—	121.4
Prepaid and other current assets	1.1	23.8	34.2	(1.9)	57.2
Total Current Assets	309.5	1,416.6	312.8	(1,325.3)	713.6
Property, Plant and Equipment, Net	—	132.6	21.5	—	154.1
Investment in Consolidated Subsidiaries	2,404.2	234.7	—	(2,638.9)	—
Goodwill	—	758.7	24.9	—	783.6
Other Intangible Assets, net	—	159.8	8.4	—	168.2
Other Assets	1.6	10.8	1.5	—	13.9
TOTAL ASSETS	$2,715.3	$2,713.2	$369.1	$(3,964.2)	$1,833.4

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$1,160.7	$268.2	$52.4	$(1,311.4)	$169.9
Accrued expenses	8.2	77.3	22.8	(13.9)	94.4
Total Current Liabilities	1,168.9	345.5	75.2	(1,325.3)	264.3
Long-Term Debt	247.7	—	—	—	247.7
Other Long-Term Liabilities	1.5	20.0	2.7	—	24.2
Total Liabilities	1,418.1	365.5	77.9	(1,325.3)	536.2
Total Equity	1,297.2	2,347.7	291.2	(2,638.9)	1,297.2
TOTAL LIABILITIES AND EQUITY	$2,715.3	$2,713.2	$369.1	$(3,964.2)	$1,833.4

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

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(75.1)	$(73.9)	$3.4	$—	$(145.6)
Investing Activities
Capital expenditures	—	(40.5)	(8.6)	—	(49.1)
Acquisition of business, net of cash acquired	(65.7)	—	—	—	(65.7)
Proceeds from the Divestiture	540.0	9.1	205.2	—	754.3
Dividend received from subsidiaries	—	233.5	—	(233.5)	—
Intercompany contributions	—	(115.2)	0.6	114.6	—
Cash Provided by Investing Activities	474.3	86.9	197.2	(118.9)	639.5
Financing Activities
Intercompany contributions	114.6	—	—	(114.6)	—
Debt repayments	(339.0)	—	—	—	(339.0)
Debt issuance costs	(1.6)	—	—	—	(1.6)
Purchase of treasury stock	(0.9)	—	—	—	(0.9)
Proceeds and excess tax benefits from the exercise of stock options	17.1	—	—	—	17.1
Cash dividends paid to Guarantor	—	—	(233.5)	233.5	—
Cash Used in Financing Activities	(209.8)	—	(233.5)	118.9	(324.4)
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.3	(5.0)	—	(4.7)
Increase in Cash and Cash Equivalents	189.4	13.3	(37.9)	—	164.8
Cash and Cash Equivalents, Beginning of Period	114.5	16.0	89.2	—	219.7
Cash and Cash Equivalents, End of Period	$303.9	$29.3	$51.3	$—	$384.5

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(43.3)	$137.2	$50.3	$—	$144.2
Investing Activities
Capital expenditures	—	(32.4)	(10.8)	—	(43.2)
Proceeds from property dispositions	—	0.1	—	—	0.1
Intercompany contributions	—	(98.8)	—	98.8	—
Cash (Used in) Provided by Investing Activities	—	(131.1)	(10.8)	98.8	(43.1)
Financing Activities
Intercompany contributions	101.4	—	(2.6)	(98.8)	—
Purchase of treasury stock	(2.5)	—	—	—	(2.5)
Proceeds and excess tax benefits from the exercise of stock options	4.7	—	—	—	4.7
Cash Provided by (Used in) Financing Activities	103.6	—	(2.6)	(98.8)	2.2
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.4	2.3	—	2.7
Increase in Cash and Cash Equivalents	60.3	6.5	39.2	—	106.0
Cash and Cash Equivalents, Beginning of Period	54.2	9.5	50.0	—	113.7
Cash and Cash Equivalents, End of Period	$114.5	$16.0	$89.2	$—	$219.7

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avanos Medical, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avanos Medical, Inc. (formerly Halyard Health, Inc.) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 26, 2019

We have served as the Company's auditor since 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer believe that, as of December 31, 2018, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. The scope of management’s evaluation included all of our businesses except for the business acquired with Cool Systems, Inc., which was acquired in July 2018 and whose financial statements constitute 4% of our consolidated net assets, 3% of our consolidated net sales and 1% of our consolidated net income as of and for the year ended December 31, 2018. For further information, see “Business Acquisition” in Note 6 to the consolidated financial statements in Item 8 of this report. Management’s evaluation was based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
In connection with the divestiture of the S&IP business (see Note 2 to the consolidated financial statements in Item 8 of this report), the Company entered into a series of reciprocal transition services agreements with the buyer pursuant to which the two organizations will provide each other information technology and other back office services to allow both companies to establish their own infrastructure and capabilities. Management has established controls to mitigate risks that personnel of either company may obtain unauthorized access to the other company’s data and will continue to monitor and evaluate the sufficiency of controls. We expect all transition service agreements to terminate by the end of April 2020.

Other than changes associated with the divestiture noted above, there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avanos Medical, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avanos Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those consolidated financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of CoolSystems, Inc. (“CoolSystems”) which was acquired in July 2018 and whose financial statements constitute 4% of consolidated net assets, 3% of consolidated net sales and 1% of consolidated net income as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at CoolSystems.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 26, 2019

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2019 Proxy Statement for the Annual Meeting of Stockholders (the “2019 Proxy Statement”) are incorporated in this Item 10 by reference:

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
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of the 2019 Proxy Statement captioned “Compensation Discussion and Analysis,” “Compensation Tables,” “Director Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the section of the 2019 Proxy Statement captioned “Other Information—Security Ownership Information” is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in thousands) (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders(1)	2,170(2)	$41.42	1,689

(1)
Includes (a) the Avanos Medical, Inc. Equity Participation Plan (the “Employee Plan”), effective November 1, 2014 and (b) the Avanos Medical, Inc. Outside Directors’ Compensation Plan, effective November 1, 2014 (the “Director Plan”).

(2)
Includes 639 restricted share units granted under the Employee Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares issued may vary, depending on actual performance). Upon vesting, a share of Avanos common stock is issued for each restricted share unit. Column (a) also includes 118 restricted share units granted under the Director Plan. Under the Director Plan, upon retirement from, or any other termination of service from the Board, a share of Avanos common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price.

Avanos Medical, Inc. Outside Directors’ Compensation Plan
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of the 2019 Proxy Statement captioned “Other Information—Transactions with Related Persons” and “Corporate Governance—Director Independence” is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the sections of the 2019 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Auditors” is incorporated in this Item 14 by reference.

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

3.	Exhibits

Exhibit Number	Description
21	Subsidiaries of the Corporation, filed herewith.
23	Consent of Independent Registered Public Accounting Firm, filed herewith.
24	Powers of Attorney, filed herewith.
31(a)	Section 302 CEO Certification
31(b)	Section 302 CFO Certification
32(a)	Section 906 CEO Certification
32(b)	Section 906 CFO Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANOS MEDICAL, INC.

February 26, 2019	By:	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph F. Woody	Chief Executive Officer and Director (principal executive officer)	February 26, 2019
Joseph F. Woody

/s/ Steven E. Voskuil	Senior Vice President and Chief Financial Officer (principal financial officer)	February 26, 2019
Steven E. Voskuil

/s/ Renato Negro	Vice President and Controller (principal accounting officer)	February 26, 2019
Renato Negro

Directors

Gary D. Blackford
John P. Byrnes
Ronald W. Dollens
Heidi Kunz
William A. Hawkins III
Patrick J. O’Leary
Maria Sainz
Dr. Julie Shimer

By:	/s/ S. Ross Mansbach	February 26, 2019
S. Ross Mansbach Attorney-in-Fact

