Form 10-Q
period 2019-03-31
Avanos Medical, Inc.
filed 2019-05-07
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2019, there were 47,504,680 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net Sales	$164.2	$156.4
Cost of products sold	65.4	65.3
Gross Profit	98.8	91.1
Research and development	10.2	9.9
Selling and general expenses	106.4	86.4
Other expense, net	6.8	1.8
Operating Loss	(24.6)	(7.0)
Interest income	2.4	1.0
Interest expense	(3.7)	(8.8)
Loss Before Income Taxes	(25.9)	(14.8)
Income tax benefit	5.6	3.5
Loss from Continuing Operations	(20.3)	(11.3)
Income from Discontinued Operations, net of tax	—	31.5
Net (Loss) Income	$(20.3)	$20.2

(Loss) Earnings Per Share
Basic:
Continuing Operations	$(0.43)	$(0.24)
Discontinued Operations	—	0.67
Basic (Loss) Earnings Per Share	$(0.43)	$0.43

Diluted:
Continuing Operations	$(0.43)	$(0.24)
Discontinued Operations	—	0.67
Diluted (Loss) Earnings Per Share	$(0.43)	$0.43

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net (Loss) Income	$(20.3)	$20.2
Other Comprehensive Income (Loss), net of tax
Unrealized currency translation adjustments	0.7	9.3
Defined benefit plans	—	(0.3)
Cash flow hedges	—	0.5
Total Other Comprehensive Income, net of tax	0.7	9.5
Comprehensive (Loss) Income	$(19.6)	$29.7

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$348.3	$384.5
Accounts receivable, net of allowances	135.0	150.5
Inventories	129.6	121.4
Prepaid expenses and other current assets	47.1	57.2
Total Current Assets	660.0	713.6
Property, Plant and Equipment, net	159.6	154.1
Operating Lease Right-of-Use Assets	54.9	—
Goodwill	783.7	783.6
Other Intangible Assets, net	163.2	168.2
Deferred Tax Assets	6.2	6.3
Other Assets	6.4	7.6
TOTAL ASSETS	$1,834.0	$1,833.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of operating lease liabilities	$11.7	$—
Trade accounts payable	148.8	169.9
Accrued expenses	77.9	94.4
Total Current Liabilities	238.4	264.3
Long-Term Debt	247.9	247.7
Operating Lease Liabilities	57.7	—
Deferred Tax Liabilities	4.4	4.4
Other Long-Term Liabilities	5.5	19.8
Total Liabilities	553.9	536.2

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 47,504,680 outstanding as of March 31, 2019 and 47,444,340 outstanding as of December 31, 2018	0.5	0.5
Additional paid-in capital	1,582.5	1,578.1
Accumulated deficit	(262.7)	(242.4)
Treasury stock	(7.2)	(5.3)
Accumulated other comprehensive loss	(33.0)	(33.7)
Total Stockholders’ Equity	1,280.1	1,297.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,834.0	$1,833.4

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, shares in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2017	46,920	$0.5	$1,550.5	$(299.9)	116	$(4.4)	$(31.3)	$1,215.4
Net income	—	—	—	20.2	—	—	—	20.2
Issuance of common stock upon the exercise or redemption of share-based awards	95	—	3.3	—	—	—	—	3.3
Stock-based compensation expense	—	—	3.5	—	—	—	—	3.5
Purchases of treasury stock	—	—	—	—	1	(0.1)	—	(0.1)
Other comprehensive income, net of tax	—	—	—	—	—	—	9.5	9.5
Balance, March 31, 2018	47,015	$0.5	$1,557.3	$(279.7)	117	$(4.5)	$(21.8)	$1,251.8

	Common Stock Issued		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2018	47,444	$0.5	$1,578.1	$(242.4)	132	$(5.3)	$(33.7)	$1,297.2
Net loss	—	—	—	(20.3)	—	—	—	(20.3)
Issuance of common stock upon the exercise or redemption of share-based awards	60	—	0.2	—	—	—	—	0.2
Stock-based compensation expense	—	—	4.2	—	—	—	—	4.2
Purchases of treasury stock	—	—	—	—	40	(1.9)	—	(1.9)
Other comprehensive income, net of tax	—	—	—	—	—	—	0.7	0.7
Balance, March 31, 2019	47,504	$0.5	$1,582.5	$(262.7)	172	$(7.2)	$(33.0)	$1,280.1

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net (loss) income	$(20.3)	$20.2
Depreciation and amortization	8.4	7.8
Stock-based compensation expense	4.2	3.5
Net loss on asset dispositions	0.2	0.8
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	15.5	3.5
Inventories	(8.2)	(18.0)
Prepaid expenses and other assets	20.3	1.4
Accounts payable	(19.7)	20.1
Accrued expenses	(23.8)	(13.6)
Other	0.3	0.6
Cash (Used in) Provided by Operating Activities	(23.1)	26.3
Investing Activities
Capital expenditures	(12.5)	(9.6)
Cash Used in Investing Activities	(12.5)	(9.6)
Financing Activities
Debt repayments	—	(40.0)
Purchase of treasury stock	(1.9)	(0.1)
Proceeds from the exercise of stock options	0.2	3.4
Cash Used in Financing Activities	(1.7)	(36.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.1	3.4
Decrease in Cash and Cash Equivalents	(36.2)	(16.6)
Cash and Cash Equivalents - Beginning of Period	384.5	219.7
Cash and Cash Equivalents - End of Period	$348.3	$203.1

See Notes to the Condensed Consolidated Financial Statements.

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
On April 30, 2018, we closed the sale of our Surgical and Infection Prevention (“S&IP”) business, including the name “Halyard Health” (and all variations thereof and related intellectual property rights) (the “Divestiture”). Accordingly, the Company’s name was changed from “Halyard Health, Inc.” to “Avanos Medical, Inc.” effective June 30, 2018. The results of operations from our former S&IP business are reported in the accompanying condensed consolidated income statements as “Income from discontinued operations, net of tax” for the three months ended March 31, 2018.
Interim Financial Statements
We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and the condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. Our unaudited interim condensed consolidated financial statements contain all necessary material adjustments, which are of a normal and recurring nature, to fairly state our financial condition, results of operations and cash flows for the periods presented.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), using the transition method provided in ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements, which allows for initial application on the date of adoption with recognition of a cumulative-effect adjustment, if applicable, to the opening balance of retained earnings. As of December 31, 2018, all our existing leases were operating leases, and accordingly, no adjustment to beginning retained earnings was required. In addition, we elected to use all available expedients allowed under ASU 2018-11. Other prior period amounts are not adjusted and continue to be reported under Topic 840, the previous lease guidance.
Topic 842 replaces the former guidance in Topic 840 and requires the recognition of right-of-use (“ROU”) assets and liabilities for leases with terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from leases depend primarily on its classification as a finance or an operating lease, with the classification criteria for distinguishing between the two types being similar to the classification for distinguishing between capital and operating leases under Topic 840. In addition to recognition of ROU assets and liabilities, disclosures regarding lease obligations are required to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.
As a result of Topic 842 adoption, we have operating lease liabilities of $69.4 million and corresponding ROU assets of $54.9 million as of March 31, 2019. For other disclosures regarding our lease obligations, see “Leases” in Note 5 herein.
Effective January 1, 2019, we adopted ASU No. 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU is intended to help companies reclassify certain stranded income tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act of 2017 (the “Act”), which was enacted in December 2017. ASU 2018-02 provides for the elimination of stranded tax effects of the Act by allowing reclassification of stranded tax effects from AOCI to retained earnings. We elected not to reclassify stranded tax effects from AOCI to retained earnings, and accordingly, adoption of this ASU did not have a material effect on our financial position, results of operations and cash flows.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. The ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and regarding the range and weighted average of unobservable inputs used in Level 3 fair value measurements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The removal of certain disclosures is to be applied retrospectively for all periods presented, but the additional required disclosures are to be prospectively applied, and early application is permitted. We do not expect any transfers between Level 1 and Level 2 of the fair value hierarchy, and as of March 31, 2019, we have no assets or liabilities with fair value measurements in Level 3 of the fair value hierarchy. Accordingly, we do not expect adoption of this ASU to have a material effect on our financial position, results of operations or cash flows.
Note 2.     Restructuring Activities
Organizational Alignment
In December 2017, in conjunction with the Divestiture (see Note 3, “Discontinued Operations”), we initiated the first phase of a multi-year restructuring plan (the “Plan”). The initial phase of the Plan is intended to align our organizational and management structure with our remaining Medical Devices business.
We expect to incur up to $18 million of pre-tax costs, of which approximately $10 million is for employee retention, severance and benefits and the remainder for third-party services and other related costs. These are cash costs that will be incurred as we execute the Plan, which we expect to substantially complete by the end of 2019.
In the three months ended March 31, 2019, we incurred $1.5 million of costs that are included in “Selling and general expenses” in the accompanying condensed consolidated income statement. Plan-to-date, we have incurred $16.1 million of expenses, of which $9.0 million was for employee retention, severance and benefits and the remainder for third-party services and other costs.
We have a liability associated with employee severance and benefits related to the organizational alignment phase of the Plan. The following table summarizes the accrual and payment activity (in millions):

Accrual
Balance, December 31, 2018	$5.7
Charges and adjustments, net	(0.4)
Payments	(0.8)
Balance, March 31, 2019	$4.5
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
Based on milestones achieved to date, the Company’s current expectation is to incur up to $65 million to complete the implementation of the ITS Plan, of which $40 million to $45 million is expected to qualify for capitalization and the remainder, primarily consulting and other costs, will be expensed as incurred. The Company expects to substantially complete the ITS Plan by the end of 2019. We have incurred $0.5 million of costs related to the ITS Plan in the three months ended March 31, 2019 which are included in “Selling and general expenses” in the accompanying condensed consolidated income statements. In addition, in the three months ended March 31, 2019, we capitalized $3.9 million of costs, including $1.2 million of capitalized internal labor costs, under the ITS Plan that are included in “Property, Plant and Equipment, net” in the accompanying condensed consolidated balance sheet. Plan-to-date, we have incurred $6.9 million of costs that were expensed as incurred and $37.1 million of costs that were capitalized, including $4.1 million of capitalized internal labor costs.
Note 3.     Discontinued Operations
The results of operations from our former S&IP business are reported in the accompanying condensed consolidated income statements as “Income from Discontinued Operations, net of tax” for the three months ended March 31, 2018.
The following table summarizes the financial results of our discontinued operations for the three months ended March 31, 2018 (in millions):

Three Months Ended March 31, 2018
Net Sales	$264.0
Cost of products sold	194.5
Research and development	0.9
Selling, general and other expenses	27.2
Other expense, net	0.3
Income from discontinued operations before income taxes	41.1
Tax provision from discontinued operations	(9.6)
Income from Discontinued Operations, net of tax	$31.5
In accordance with GAAP, only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, certain expenses that were historically presented as a component of the S&IP business were kept in continuing operations. These expenses, on a pre-tax basis, were $27.9 million for the three months ended March 31, 2018.
The following table provides operating and investing cash flow information for our discontinued operations (in millions):

Three Months Ended March 31, 2018
Operating Activities: Stock-based compensation expense	$0.2
Investing Activities: Capital expenditures	0.5
Note 4.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	March 31, 2019	December 31, 2018
Accounts receivable	$137.5	$152.2
Allowances and doubtful accounts:
Doubtful accounts	(2.1)	(1.4)
Sales discounts	(0.3)	(0.2)
Sales returns	(0.1)	(0.1)
Accounts receivable, net	$135.0	$150.5

Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	March 31, 2019			December 31, 2018
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$40.6	$1.2	$41.8	$39.6	$1.5	$41.1
Work in process	27.9	0.4	28.3	22.1	0.4	22.5
Finished goods	50.3	14.0	64.3	50.1	13.7	63.8
Supplies and other	—	6.4	6.4	—	5.8	5.8
	118.8	22.0	140.8	111.8	21.4	133.2
Excess of FIFO or weighted-average cost over LIFO cost	(11.2)	—	(11.2)	(11.8)	—	(11.8)
Total	$107.6	$22.0	$129.6	$100.0	$21.4	$121.4
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	March 31, 2019	December 31, 2018
Land	$0.9	$0.9
Buildings	44.6	43.5
Machinery and equipment	143.4	141.2
Construction in progress	57.6	52.7
	246.5	238.3
Less accumulated depreciation	(86.9)	(84.2)
Total	$159.6	$154.1
Construction in progress includes $37.1 million and $33.2 million of costs capitalized in connection with migration to a new IT platform and enhancements to our IT environment as of March 31, 2019 and December 31, 2018, respectively. See Note 2 for further discussion of our IT-related restructuring and enhancement activities.
Depreciation expense was $3.6 million and $3.2 million for the three months ended March 31, 2019 and 2018, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2018	$783.6
Currency translation adjustment	0.1
Balance, March 31, 2019	$783.7
Intangible assets subject to amortization consist of the following (in millions):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$83.1	$(53.3)	$29.8	$83.1	$(52.2)	$30.9
Patents and acquired technologies	259.3	(147.4)	111.9	259.5	(144.4)	115.1
Other	54.4	(32.9)	21.5	54.4	(32.2)	22.2
Total	$396.8	$(233.6)	$163.2	$397.0	$(228.8)	$168.2

Amortization expense for intangible assets was $4.8 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively. We estimate amortization expense for the remainder of 2019 and the following four years and beyond will be as follows (in millions):

For the years ending December 31,	Amount
2019	$21.7
2020	24.6
2021	22.3
2022	22.1
2023	20.8
Thereafter	51.7
Total	$163.2

Accrued Expenses
Accrued expenses consist of the following (in millions):

	March 31, 2019	December 31, 2018
Accrued rebates	$21.9	$26.1
Accrued salaries and wages	18.5	27.0
Accrued taxes	3.9	6.5
Other	33.6	34.8
Total	$77.9	$94.4
Accrued rebates represent amounts accrued for estimated incentives earned by customers.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	March 31, 2019	December 31, 2018
Taxes payable	$0.4	$0.4
Accrued compensation benefits	4.3	4.3
Other	0.8	15.1
Total	$5.5	$19.8
Note 5.    Leases
Our lease obligations relate primarily to our principal executive offices along with various manufacturing, warehouse and distribution facilities located throughout the world. For leases with terms greater than twelve months, we record an ROU asset and corresponding lease obligation. As of March 31, 2019, all our leasing arrangements were operating leases. Many of our leases include escalating rent payments, renewal options and termination options, which are considered in our determination of straight-line rent expense when appropriate. Many of our leases also include additional amounts for common area maintenance and taxes. We have elected not to separate lease and non-lease components in the determination of straight-line rent expense. For a majority of our leases, an implicit lease rate is not available. Accordingly, we use a rate that approximates our incremental secured borrowing rate.

The table below summarizes information related to ROU assets and lease liabilities that are included in the accompanying condensed consolidated balance sheet (dollars in millions):

As of March 31, 2019
Assets
Operating lease right-of-use assets	$54.9

Liabilities
Current portion of operating lease liabilities	11.7
Operating lease liabilities	57.7
Total Operating Lease Liabilities	$69.4

Weighted average remaining lease term	8.3 years
Weighted average discount rate	4.6%
The table below summarizes costs and cash flows arising from our lease arrangements in the three months ended March 31, 2019 (in millions):

Three Months Ended March 31, 2019
Operating lease cost	$2.4
Short-term lease cost	0.6
Variable lease cost	0.3
Total lease cost	$3.3

Cash paid for amounts included in the measurement of lease liabilities	$3.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$6.5
The future minimum obligations under operating leases having non-cancelable terms in excess of one year are as follows for the remainder of 2019 and for the four following years and beyond (in millions):

For the years ending December 31,	Amount
2019	$8.3
2020	11.7
2021	11.0
2022	10.6
2023	8.7
Thereafter	33.5
Future minimum obligations	$83.8
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
In the three months ended March 31, 2019, there were no transfers among Level 1, 2 or 3 fair value determinations.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		March 31, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$348.3	$348.3	$384.5	$384.5
Liabilities
Senior Unsecured Notes	1	247.9	255.6	247.7	250.9
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of the senior unsecured notes was based on observable market prices based on trading activity on a primary exchange.
Note 7.     Debt
As of March 31, 2019 and December 31, 2018, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	March 31, 2019	December 31, 2018
Senior Unsecured Notes	6.25%	2022	$250.0	$250.0
Unamortized Debt Discounts and Issuance Costs			(2.1)	(2.3)
Total Debt, net			$247.9	$247.7
Senior Unsecured Notes
The Senior Unsecured Notes (the “Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Unamortized debt discount and issuance costs are being amortized over the life of the Notes using the interest method, resulting in an effective interest rate of 6.52% as of March 31, 2019.
Following a divestiture of significant assets, such as the Divestiture, the credit agreement allows re-investment of the net proceeds into the business through acquisition of another business or through capital expenditures. However, to the extent re-investments are not made within the specified period of time, we are required to offer to redeem a portion of the Notes at par value. Accordingly, in the second quarter of 2019, we expect to offer to redeem approximately $131 million of the Notes, which represents the net proceeds from the Divestiture less permitted re-investments prior to May 1, 2019. As of March 31, 2019, the fair value of our Notes was above par value, as described in “Fair Value Information” in Note 6.
Revolving Credit Facility
We have a senior secured revolving credit facility (“Revolving Credit Facility”) that matures on October 30, 2023 which allows for borrowings up to $250.0 million, with a letter of credit sub-facility in an amount of $75 million and a swingline sub-facility in an amount of $25 million.
Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, plus a margin ranging between 1.50% to 2.25% per annum, depending on our consolidated total leverage ratio, or (ii) the base rate plus a margin ranging between 0.50% to 1.25% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility is subject to a commitment fee equal to (i) 0.25% per annum, when our consolidated total leverage ratio is less than 2.25 to 1.00 or (ii) 0.38% per annum, otherwise.
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of March 31, 2019, we had no borrowings and letters of credit of $0.7 million outstanding under the Revolving Credit Facility.

Note 8.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$(34.3)	$0.1	$0.5	$(33.7)
Other comprehensive income	0.7	—	—	0.7
Balance, March 31, 2019	$(33.6)	$0.1	$0.5	$(33.0)
The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Unrealized translation	$0.7	$9.3
Defined benefit pension plans	—	(0.3)
Tax effect	—	—
Defined benefit pension plans, net of tax	—	(0.3)
Cash flow hedges	—	0.6
Tax effect	—	(0.1)
Cash flow hedges, net of tax	—	0.5
Change in AOCI	$0.7	$9.5
Note 9.     Stock-Based Compensation
Aggregate stock-based compensation expense was $4.2 million for the three months ended March 31, 2019. For the three months ended March 31, 2018, stock-based compensation was $3.3 million in continuing operations and $0.2 million in discontinued operations.
Stock-based compensation expense related to stock options was $0.7 million and $0.5 million in the three months ended March 31, 2019 and 2018, respectively.
Expense related to time-based restricted share units was $2.3 million and $1.9 million in the three months ended March 31, 2019 and 2018, respectively.
Stock-based compensation expense related to performance-based restricted share units was $1.2 million and $0.9 million in the three months ended March 31, 2019 and 2018, respectively.
Note 10.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the three months ended March 31, 2019 and 2018, we incurred $8.7 million and $1.7 million, respectively, of expenses related to these matters.
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

On April 7, 2017, a jury returned a verdict for the plaintiff, finding that Kimberly-Clark was liable for $3.9 million in compensatory damages (not including prejudgment interest) and $350.0 million in punitive damages, and that Avanos was liable for $0.3 million in compensatory damages (not including prejudgment interest) and $100.0 million in punitive damages. Subsequently, the court also ruled on the plaintiff’s UCL claim and request for injunctive relief. The court found in favor of the plaintiff on the UCL claim but denied the plaintiff’s request for restitution. The court also denied the plaintiff’s request for injunctive relief.
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
On April 11, 2018, the court issued an Amended Judgment in favor of the plaintiff and against us and Kimberly-Clark. The judgment against us is $0.3 million in compensatory damages and pre-judgment interest and $1.3 million in punitive damages. The judgment against Kimberly-Clark is $3.9 million in compensatory damages, $1.3 million in pre-judgment interest, and $19.4 million in punitive damages.
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
On May 26, 2017, we moved to dismiss or stay Kimberly-Clark’s Delaware complaint, and on June 16, 2017, Kimberly-Clark moved for summary judgment. On September 12, 2017, the Delaware court granted our motion to stay Kimberly-Clark’s complaint and therefore did not take any action on Kimberly-Clark’s motion for summary judgment. On May 30, 2018, Kimberly-Clark moved to quash service of summons we served on Kimberly-Clark in California for lack of personal jurisdiction. On December 12, 2018, the court granted Kimberly-Clark’s motion. On December 18, 2018, we filed a notice of appeal to the California Court of Appeal. On December 19, 2018, Kimberly-Clark sought to lift the stay of their complaint in Delaware, and on March 4, 2019, the court denied their motion. We intend to vigorously pursue our case against Kimberly-Clark in California and to vigorously defend against their case against us.
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

We may have an Indemnification Obligation for the Shahinian matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to continue our vigorous defense of the matter.
Kromenaker
On March 17, 2017, the DOJ submitted a filing declining to intervene in another qui tam matter, and the complaint was unsealed and subsequently served on Kimberly-Clark and Avanos. That matter is styled U.S. ex rel. Kromenaker v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 1:15-cv-04413-SCJ (N. D. Ga.) (“Kromenaker”), filed on December 21, 2015. In that case, the plaintiff alleges, among other things, violations of the federal False Claims Act in connection with the marketing and sale of certain products, including feminine hygiene products, surgical gowns and endotracheal tubes. On June 12, 2017, Kimberly-Clark and Avanos moved to dismiss the complaint. On August 21, 2017, Kromenaker filed an amended complaint, and Kimberly-Clark and Avanos filed motions to dismiss it. On March 27, 2019, the court granted Kimberly-Clark’s and our motions to dismiss. On April 24, 2019, Kromenaker filed a Motion with the trial court seeking to have the court alter, amend, or vacate the dismissal.
We may have an Indemnification Obligation for certain parts of this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to continue our vigorous defense of this matter.
Jackson
We were served with a complaint in a matter styled Jackson v. Halyard Health, Inc., Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-05093-LTS (S. D. N. Y.), filed on June 28, 2016. In that case, the plaintiff brings a putative class action against the Company, our former Chief Executive Officer, our Chief Financial Officer and other defendants, asserting claims for violations of the Securities Exchange Act, Sections 10(b) and 20(a). The plaintiff alleges that the defendants made misrepresentations and failed to disclose certain information about the safety and effectiveness of our MicroCool gowns and thereby artificially inflated the Company’s stock prices during the respective class periods. The alleged class period for purchasers of Kimberly-Clark securities who subsequently received Avanos securities is February 25, 2013 to October 21, 2014, and the alleged class period for purchasers of Avanos securities is October 21, 2014 to April 29, 2016. On February 16, 2017, we moved to dismiss the case. On March 30, 2018, the court granted our motion to dismiss and entered judgment in our favor. On April 27, 2018, the plaintiff filed a Motion for Relief from the Judgment and for Leave to Amend. On April 1, 2019, the court denied the plaintiff’s motion. On May 1, 2019, Jackson appealed the dismissal of the action to the 2nd Circuit Court of Appeals. We intend to continue our vigorous defense of this matter.
Richardson, Chiu and Pick
We were also served with a complaint in a matter styled Margaret C. Richardson Trustee of the Survivors Trust Dated 6/12/84 for the Benefit of the H&M Richardson Revocable Trust v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-06296 (S. D. N. Y.) (“Richardson”), filed on August 9, 2016. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc., and alleges that the defendants breached their fiduciary duty, were unjustly enriched, and violated Section 14(A) of the Securities and Exchange Act in connection with our marketing and sale of MicroCool gowns. We were also served with a complaint in a matter styled Kai Chiu v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 2:16-cv-08768 (C.D. Cal.), filed on November 23, 2016. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc., and makes allegations and brings causes of action similar to those in Richardson, but the plaintiff also adds causes of action for abuse of control, gross mismanagement, and waste of corporate assets. We were also served with a complaint in a matter styled Lukas Pick v. Robert E. Abernathy, Steven E. Voskuil, et al. No. e:18-cv-00295 (D. Del.) filed on February 21, 2018. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc. and makes allegations and brings causes of action similar to those in Richardson and Chiu. We intend to continue our vigorous defense of this matter.
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
We may have an Indemnification Obligation for this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to continue our vigorous defense of this matter.
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
We may have an Indemnification Obligation for this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to continue our vigorous defense of this matter.
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
As of March 31, 2019, we have an accrued liability for the matters described herein. The accrued liability is included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us; (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
The calculation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Loss from continuing operations	$(20.3)	$(11.3)
Income from discontinued operations, net of tax	—	31.5
Net (loss) income	$(20.3)	$20.2

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	47.5	46.9
Dilutive effect of stock options and restricted share unit awards	—	—
Diluted weighted average shares outstanding	47.5	46.9
(Loss) Earnings Per Share:
Basic:
Continuing operations	$(0.43)	$(0.24)
Discontinued operations	$—	$0.67
Basic (Loss) Earnings Per Share	$(0.43)	$0.43

Diluted:
Continuing operations	$(0.43)	$(0.24)
Discontinued operations	$—	$0.67
Diluted (Loss) Earnings Per Share	$(0.43)	$0.43
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
For the three months ended March 31, 2019 and 2018, 1.3 million and 1.0 million, respectively, of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
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

We provide a portfolio of innovative product offerings focused on pain management and respiratory and digestive health to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Chronic care	$100.0	$97.1
Pain management	64.2	59.3
Total Net Sales	$164.2	$156.4
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
For our interventional pain therapy, Coolief, we launched a direct-to-patient advertising campaign that will run through the first half of 2019. In the three months ended March 31, 2019, we incurred $1.5 million of advertising expenses associated with the direct-to-patient campaign. Advertising expenses were not material in the comparable prior-year period.
On April 16, 2019, we acquired a minority interest in NeoMed, Inc. (“NeoMed”) for $7.0 million. NeoMed is a market-leading medical device company that is focused on specialized feeding and medication dosing for low birth weight, neonatal and pediatric patients.
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
Note 13.    Supplemental Guarantor Financial Information
In October 2014, Avanos Medical, Inc. (referred to below as “Parent”) issued the Notes (described in Note 7, “Debt”). The Notes are guaranteed, jointly and severally by each of our domestic subsidiaries that guarantees the Revolving Credit Facility (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions as defined in the Indenture dated October 17, 2014. Each Guarantor Subsidiary is directly or indirectly 100%-owned by Avanos Medical, Inc. Each of the guarantees of the Notes is a general unsecured obligation of each Guarantor Subsidiary and ranks equally in right of payment with all existing and future indebtedness and all other obligations (except subordinated indebtedness) of each Guarantor Subsidiary.
The following condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018, the condensed consolidating statements of income and cash flows for the three months ended March 31, 2019 and 2018 provide condensed consolidating financial information for Avanos Medical, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidated basis.
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

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$154.7	$29.0	$(19.5)	$164.2
Cost of products sold	—	63.4	21.5	(19.5)	65.4
Gross Profit	—	91.3	7.5	—	98.8
Research and development	—	10.2	—	—	10.2
Selling and general expenses	11.4	85.3	9.7	—	106.4
Other (income) expense, net	(0.1)	8.2	(1.3)	—	6.8
Operating Loss	(11.3)	(12.4)	(0.9)	—	(24.6)
Interest income	1.8	0.1	1.5	(1.0)	2.4
Interest expense	(4.3)	(0.3)	(0.1)	1.0	(3.7)
(Loss) Income Before Income Taxes	(13.8)	(12.6)	0.5	—	(25.9)
Income tax benefit	3.4	2.2	—	—	5.6
Equity in earnings of consolidated subsidiaries	(9.9)	1.7	—	8.2	—
Net (Loss) Income	(20.3)	(8.7)	0.5	8.2	(20.3)
Total other comprehensive income, net of tax	0.7	0.9	0.9	(1.8)	0.7
Comprehensive (Loss) Income	$(19.6)	$(7.8)	$1.4	$6.4	$(19.6)

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$173.3	$74.9	$(91.8)	$156.4
Cost of products sold	—	84.5	72.6	(91.8)	65.3
Gross Profit	—	88.8	2.3	—	91.1
Research and development	—	9.9	—	—	9.9
Selling and general expenses	11.9	62.4	12.1	—	86.4
Other expense (income), net	0.3	4.2	(2.7)	—	1.8
Operating (Loss) Income	(12.2)	12.3	(7.1)	—	(7.0)
Interest income	0.4	—	1.4	(0.8)	1.0
Interest expense	(8.9)	(0.7)	—	0.8	(8.8)
(Loss) Income Before Income Taxes	(20.7)	11.6	(5.7)	—	(14.8)
Income tax benefit (provision)	7.9	(3.2)	(1.2)	—	3.5
Equity in earnings of consolidated subsidiaries	33.0	8.5	—	(41.5)	—
Net Income (Loss) from Continuing Operations	20.2	16.9	(6.9)	(41.5)	(11.3)
Income from discontinued operations, net of tax	—	16.9	14.6	—	31.5
Net Income	20.2	33.8	7.7	(41.5)	20.2
Total other comprehensive income, net of tax	9.5	8.5	8.1	(16.6)	9.5
Comprehensive Income	$29.7	$42.3	$15.8	$(58.1)	$29.7

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$270.2	$20.9	$57.2	$—	$348.3
Accounts receivable, net of allowances	2.5	1,240.2	197.2	(1,304.9)	135.0
Inventories	—	114.3	15.3	—	129.6
Prepaid expenses and other current assets	3.0	30.0	14.1	—	47.1
Total Current Assets	275.7	1,405.4	283.8	(1,304.9)	660.0
Property, Plant and Equipment, net	—	137.2	22.4	—	159.6
Operating Lease Right-of-Use Assets	—	45.9	9.0	—	54.9
Investment in Consolidated Subsidiaries	2,403.3	222.5	—	(2,625.8)	—
Goodwill	—	758.7	25.0	—	783.7
Other Intangible Assets, net	—	155.1	8.1	—	163.2
Other Assets	1.5	9.6	1.5	—	12.6
TOTAL ASSETS	$2,680.5	$2,734.4	$349.8	$(3,930.7)	$1,834.0

LIABILITIES AND EQUITY
Current Liabilities
Current portion of operating lease liabilities	$—	$9.3	$2.4	$—	$11.7
Trade accounts payable	1,137.8	271.3	31.7	(1,292.0)	148.8
Accrued expenses	13.1	63.9	13.8	(12.9)	77.9
Total Current Liabilities	1,150.9	344.5	47.9	(1,304.9)	238.4
Long-Term Debt	247.9	—	—	—	247.9
Operating Lease Liabilities	—	50.9	6.8	—	57.7
Other Long-Term Liabilities	1.6	5.5	2.8	—	9.9
Total Liabilities	1,400.4	400.9	57.5	(1,304.9)	553.9
Total Equity	1,280.1	2,333.5	292.3	(2,625.8)	1,280.1
TOTAL LIABILITIES AND EQUITY	$2,680.5	$2,734.4	$349.8	$(3,930.7)	$1,834.0

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$303.9	$29.3	$51.3	$—	$384.5
Accounts receivable, net of allowances	4.5	1,257.3	212.1	(1,323.4)	150.5
Inventories	—	106.2	15.2	—	121.4
Prepaid expenses and other current assets	1.1	23.8	34.2	(1.9)	57.2
Total Current Assets	309.5	1,416.6	312.8	(1,325.3)	713.6
Property, Plant and Equipment, net	—	132.6	21.5	—	154.1
Investment in Consolidated Subsidiaries	2,404.2	234.7	—	(2,638.9)	—
Goodwill	—	758.7	24.9	—	783.6
Other Intangible Assets, net	—	159.8	8.4	—	168.2
Other Assets	1.6	10.8	1.5	—	13.9
TOTAL ASSETS	$2,715.3	$2,713.2	$369.1	$(3,964.2)	$1,833.4

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	$1,160.7	$268.2	$52.4	$(1,311.4)	$169.9
Accrued expenses	8.2	77.3	22.8	(13.9)	94.4
Total Current Liabilities	1,168.9	345.5	75.2	(1,325.3)	264.3
Long-Term Debt	247.7	—	—	—	247.7
Other Long-Term Liabilities	1.5	20.0	2.7	—	24.2
Total Liabilities	1,418.1	365.5	77.9	(1,325.3)	536.2
Total Equity	1,297.2	2,347.7	291.2	(2,638.9)	1,297.2
TOTAL LIABILITIES AND EQUITY	$2,715.3	$2,713.2	$369.1	$(3,964.2)	$1,833.4

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(12.8)	$(16.7)	$6.4	$—	$(23.1)
Investing Activities
Capital expenditures	—	(10.8)	(1.7)	—	(12.5)
Intercompany contributions	—	19.2	—	(19.2)	—
Cash Provided by (Used in) Investing Activities	—	8.4	(1.7)	(19.2)	(12.5)
Financing Activities
Intercompany contributions	(19.2)	—	—	19.2	—
Purchase of treasury stock	(1.9)	—	—	—	(1.9)
Proceeds from the exercise of stock options	0.2	—	—	—	0.2
Cash Used in Financing Activities	(20.9)	—	—	19.2	(1.7)
Effect of Exchange Rate on Cash and Cash Equivalents	—	(0.1)	1.2	—	1.1
(Decrease) Increase in Cash and Cash Equivalents	(33.7)	(8.4)	5.9	—	(36.2)
Cash and Cash Equivalents, Beginning of Period	303.9	29.3	51.3	—	384.5
Cash and Cash Equivalents, End of Period	$270.2	$20.9	$57.2	$—	$348.3

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
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
The following will be discussed and analyzed:

•	Minority Investment

•	Post-Divestiture Transition

•	Discontinued Operations

•	Restructuring Activities

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Critical Accounting Policies

•	Information Concerning Forward-Looking Statements
Minority Investment
On April 16, 2019, we acquired a minority interest in NeoMed, Inc. (“NeoMed”) for $7.0 million. NeoMed is a market-leading medical device company that is focused on specialized feeding and medication dosing for low birth weight, neonatal and pediatric patients.
Post-Divestiture Transition
Following last year’s divestiture of the Surgical and Infection Prevention (“S&IP”) business (the “Divestiture”), we remain engaged in certain commercial agreements, including transition services agreements (“TSA”). We were also a limited risk distributor for sales of S&IP products outside of the United States and Canada through April 1, 2019. The remaining TSAs will terminate by April 2020.
In the three months ended March 31, 2019, we have incurred $18.7 million of Divestiture-related costs, consisting primarily of IT consulting and other separation costs. In the three months ended March 31, 2018, we incurred $12.2 million of costs, which are included in “Income from discontinued operations, net of tax” in the condensed consolidated income statement in Item 1 of this report.
Discontinued Operations
As a result of the Divestiture, the results of operations from our former S&IP business are reported as “Income from discontinued operations, net of tax” for the three months ended March 31, 2018. See “Discontinued Operations” in Note 3 to the condensed consolidated financial statements in Item 1 of this report.
Restructuring Activities
Organizational Alignment
In December 2017, in conjunction with the Divestiture (see Note 3, “Discontinued Operations”), we initiated the first phase of a multi-year restructuring plan (the “Plan”). The initial phase of the Plan is intended to align our organizational and management structure with our remaining Medical Devices business.
We expect to incur up to $18 million of pre-tax costs, of which approximately $10 million is for employee retention, severance and benefits and the remainder for third-party services and other related costs. These are cash costs that will be incurred as we execute the Plan, which we expect to substantially complete by the end of 2019.
In the three months ended March 31, 2019, we incurred $1.5 million of costs that are included in “Selling and general expenses” in the condensed consolidated income statement. Plan-to-date, we have incurred $16.1 million of expenses, of which $9.0 million was for employee retention, severance and benefits and the remainder for third-party services and other costs. In the three months ended March 31, 2019, $0.8 million of employee retention, severance and benefits payments were made and the remaining liability for employee retention, severance and benefits and other services was $4.5 million and is included in “Accrued expenses” and “Other long-term liabilities” in the accompanying condensed consolidated balance sheet as of March 31, 2019.

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
Based on milestones achieved to date, the Company’s current expectation is to incur up to $65 million to complete the implementation of the ITS Plan, of which $40 million to $45 million is expected to qualify for capitalization and the remainder, primarily consulting and other costs, will be expensed as incurred. The Company expects to substantially complete the ITS Plan by the end of 2019. We have incurred $0.5 million of costs related to the ITS Plan in the three months ended March 31, 2019 which are included in “Selling and general expenses” in the accompanying condensed consolidated income statement. In addition, in the three months ended March 31, 2019, we capitalized $3.9 million, of costs, including $1.2 million of capitalized internal labor costs, under the ITS Plan that are included in “Property, Plant and Equipment, net” in the condensed consolidated balance sheet as of March 31, 2019. Plan-to-date, we have incurred $6.9 million of expenses and, as of March 31, 2019, we have $37.1 million of capitalized costs, including $4.1 million of capitalized internal labor costs.
Results of Operations and Related Information
Use of Non-GAAP Measures
In this section, we present “Adjusted Operating Profit (Loss)” which is a profitability measure that is not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and is therefore referred to as a non-GAAP measure. We provide this non-GAAP measure because we use it to measure our operational performance and provide greater insight into our ongoing business operations. This measure is not intended to be, and should not be, considered separately from, or an alternative to, the most directly comparable GAAP financial measure. A reconciliation of “Adjusted Operating Profit (Loss)” to the most directly comparable GAAP financial measure is provided in the “Adjusted Operating Profit” table below.
Net Sales
Our net sales are summarized in the following tables for the three months ended March 31, 2019 and 2018 (in millions):

			Three Months ended March 31,
			2019	2018	Change
Chronic care			$100.0	$97.1	3.0%
Pain management			64.2	59.3	8.3
Net Sales			$164.2	$156.4	5.0%

	Total	Volume	Pricing/Mix	Currency	Other
Net Sales - percentage change	5%	6%	—%	(1)%	—%
Product Category Descriptions
Chronic care is focused on (i) digestive health products such as our Mic-Key enteral feeding tubes and Corpak patient feeding solutions and (ii) respiratory health products such as our Ballard closed airway suction systems and oral care kits.
Pain management is focused on non-opioid solutions including (i) acute pain products, such as On-Q surgical pain pumps and Game Ready cold and compression therapy systems and (ii) interventional pain solutions, which provides minimally invasive pain relieving therapies, such as our Coolief pain therapy.
First Quarter 2019 Compared to First Quarter 2018
Net sales increased by 5% compared to prior year, primarily due to volume growth. Volume growth includes Game Ready, which contributed 6%. Game Ready, along with continued momentum in interventional pain’s Coolief therapy and favorable sales performance in digestive health was partially offset by lower volume in acute pain due to a continuing shortage of pain medication used in our On-Q pain pumps and respiratory health due to a lighter flu season compared to the severity of last year’s season.

Net Sales By Geographic Region
The factors causing volume growth were consistent throughout our geographic regions. Net sales by region is presented in the table below (in millions):

	Three Months ended March 31,
	2019	2018	Change
Net Sales
North America	$127.6	$122.4	4.2%
Europe, Middle East and Africa	22.4	20.5	9.3
Asia Pacific and Latin America	14.2	13.5	5.2
Total Net Sales	$164.2	$156.4	5.0%
Adjusted Operating Profit
A reconciliation of adjusted operating profit, a non-GAAP measure, to operating loss is provided in the table below (in millions):

	Three Months ended March 31,
	2019	2018
Operating loss, as reported	$(24.6)	$(7.0)

Restructuring and IT charges	2.0	2.9
Post Divestiture transition charges	18.7	—
Acquisition-related charges	0.7	—
Litigation and legal	8.7	1.7
Intangibles amortization	4.9	4.5

Adjusted Operating Profit (non-GAAP)	$10.4	$2.1
The as-reported operating loss in the prior year comparable period excludes the S&IP business, which is reported in “Income from discontinued operations, net of tax” in the condensed consolidated income statement for the three months ended March 31, 2018. In accordance with GAAP, only costs specifically identifiable and attributable to a business to be disposed may be allocated to discontinued operations. Accordingly, the as-reported operating loss in the three months ended March 31, 2018 was driven by $27.9 million of costs that were historically presented as a component of the S&IP business.
Other items impacting operating results include:
Restructuring activities: As previously described under “Restructuring Activities”, we have incurred $2.0 million of costs related to the Plan for the three months ended March 31, 2019, which includes $1.5 million for organizational alignment and $0.5 million for the ITS Plan. In addition, $3.9 million of costs were capitalized under the ITS Plan.
Acquisition-related charges: In the three months ended March 31, 2019, we incurred $0.7 million of acquisition related costs.
Legal costs: We incurred $8.7 million of expenses for certain litigation matters in the three months ended March 31, 2019 compared to $1.7 million in the same period last year. See “Commitments and Contingencies” in Note 10 to the condensed consolidated financial statements in Item 1 of this report.
Intangibles Amortization: Intangibles amortization is primarily related to intangibles acquired in prior business acquisitions and was $4.9 million in the three months ended March 31, 2019 compared to $4.5 million in the same period last year.
Interest Income and Expense
Interest expense was $3.7 million in the three months ended March 31, 2019 compared to $8.8 million in the three months ended March 31, 2018. Following the Divestiture, we repaid the remaining amount owed on our Term Loan Facility, resulting in lower interest expense this year.
Income Taxes
The income tax benefit was $5.6 million compared to a benefit of $3.5 million in the three months ended March 31, 2019 and 2018, respectively, and the corresponding effective tax rates were 21.6% and 23.6%, respectively.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available under our revolving credit facility. While we have recently experienced negative operating cash flow, our operating cash flow has historically been sufficient to meet our working capital requirements and fund capital expenditures. We expect to return to positive operating cash flow after we complete the migration to our IT platform and the separation of the S&IP business. Afterwards, operating cash flow is expected to be a primary source of funds. The cash used in operations is primarily driven by Divestiture and IT-related activities. As of March 31, 2019, $74.5 million of our $348.3 million of cash, cash equivalents and restricted cash was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or result of operations for the foreseeable future. We believe that our ability to generate cash from domestic and international operations and the borrowing capacity under our available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
Cash, cash equivalents and restricted cash decreased by $36.2 million to $348.3 million as of March 31, 2019 compared to $384.5 million as of December 31, 2018. The decrease was driven by $23.1 million used in operations and $12.5 million of capital expenditures.
In the prior year, cash and equivalents decreased by $16.6 million to $203.1 million as of March 31, 2018 primarily due to $40.0 million of debt repayments and $9.6 million of capital expenditures partially offset by $26.3 million of cash provided by operating activities.
Operating Activities
Operating activities used $23.1 million in the three months ended March 31, 2019 primarily driven by our net loss and changes in operating assets and liabilities. Operating activities provided $26.3 million in the same period last year primarily due to changes in working capital, particularly in inventories and accrued liabilities.
Investing Activities
Capital expenditures were $12.5 million in the three months ended March 31, 2019 compared to $9.6 million in the same period last year.
Financing Activities
Financing activities used $1.7 million in the three months ended March 31, 2019, primarily for purchases of treasury stock compared to $36.7 million used last year driven by a $40.0 million payment on our senior secured term loan.
Long Term Debt
As of March 31, 2019, debt was $247.9 million, net of unamortized discount, on our Senior Unsecured Notes (the “Notes”) that mature on October 15, 2022.
Following a divestiture of significant assets, such as the Divestiture, the Notes credit agreement allows re-investment of the proceeds into the business through acquisition of another business or through capital expenditures. However, to the extent re-investments are not made within the specified period of time, we are required to offer to redeem a portion of the Notes at par value. Accordingly, in the second quarter of 2019, we expect to offer to redeem approximately $131 million of the Notes, which represents the net proceeds from the Divestiture less permitted re-investments prior to May 1, 2019. As of March 31, 2019, the fair value of our Notes was above par value, as described in “Fair Value Information” in Note 6 to the condensed consolidated financial statements.
We repaid $40.0 million of our senior secured term loan in the first quarter of 2018 pursuant to an excess cash flow provision in the credit agreement, and the remaining amount owed following the Divestiture in the second quarter of 2018. Notwithstanding the retirement of our senior secured term loan, the senior secured revolving credit facility (“Revolving Credit Facility”) remains and is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock.
To the extent we remain in compliance with certain financial covenants in our credit agreement, funds under the Revolving Credit Facility are available for our working capital and other liquidity requirements. As of March 31, 2019, we had no borrowings and letters of credit of $0.7 million outstanding under the Revolving Credit Facility.
See “Debt” in Note 7 to the accompanying condensed consolidated financial statements for further details regarding our debt agreements.

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
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three months ended March 31, 2019 and 2018 and our financial position as of March 31, 2019 and December 31, 2018. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

•	general economic conditions particularly in the United States,

•	fluctuations in global equity and fixed-income markets,

•	the competitive environment,

•	the loss of current customers or the inability to obtain new customers,

•	litigation and enforcement actions,

•	disruption in supply of raw materials or the distribution of finished goods,

•	price fluctuations in key commodities,

•	fluctuations in currency exchange rates,

•	changes in governmental regulations that are applicable to our business,

•	changes in asset valuations including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons, and

•	any other matters described elsewhere in this MD&A or in the Risk Factors section of this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2018.
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
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Transition Services Agreements
In connection with the divestiture of the S&IP business, the Company entered into a series of reciprocal transition services agreements with the buyer pursuant to which the two organizations will provide each other information technology and other back office services to allow both companies to establish their own infrastructure and capabilities. Management has established controls to mitigate risks that personnel of either company may obtain unauthorized access to the other company’s data and will continue to monitor and evaluate the sufficiency of controls. We expect all transition service agreements to terminate no later than two years following the divestiture.

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

AVANOS MEDICAL, INC.
(Registrant)

May 7, 2019	By:	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 7, 2019	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)