Form 10-Q
period 2019-06-30
Avanos Medical, Inc.
filed 2019-08-06
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission file number 001-36440

AVANOS MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware		46-4987888
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)
5405 Windward Parkway
Suite 100 South
Alpharetta,	Georgia	30004
(Address of principal executive offices)		(Zip code)
Registrant’s telephone number, including area code: (844) 428-2667

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock - $0.01 Par Value	AVNS	New York Stock Exchange
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
Yes  ☐    No  ☒
As of July 31, 2019, there were 47,710,425 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales	$172.2	$160.9	$336.4	$317.3
Cost of products sold	73.5	66.2	138.9	131.5
Gross Profit	98.7	94.7	197.5	185.8
Research and development	9.5	10.8	19.7	20.7
Selling and general expenses	94.7	79.8	201.1	166.2
Other expense (income), net	4.3	(4.7)	11.1	(2.9)
Operating (Loss) Income	(9.8)	8.8	(34.4)	1.8
Interest income	2.0	2.2	4.4	3.2
Interest expense	(3.5)	(9.9)	(7.2)	(18.7)
(Loss) Income Before Income Taxes	(11.3)	1.1	(37.2)	(13.7)
Income tax benefit	3.3	0.2	8.9	3.7
(Loss) Income from Continuing Operations	(8.0)	1.3	(28.3)	(10.0)
Income from Discontinued Operations, net of tax	—	34.0	—	65.5
Net (Loss) Income	$(8.0)	$35.3	$(28.3)	$55.5

(Loss) Earnings Per Share
Basic:
Continuing Operations	$(0.17)	$0.03	$(0.60)	$(0.21)
Discontinued Operations	—	0.72	—	1.39
Basic (Loss) Earnings Per Share	$(0.17)	$0.75	$(0.60)	$1.18

Diluted:
Continuing Operations	$(0.17)	$0.03	$(0.60)	$(0.21)
Discontinued Operations	—	0.70	—	1.39
Diluted (Loss) Earnings Per Share	$(0.17)	$0.73	$(0.60)	$1.18

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (Loss) Income	$(8.0)	$35.3	$(28.3)	$55.5
Other Comprehensive Income (Loss), net of tax
Unrealized currency translation adjustments	1.9	(10.0)	2.6	(0.7)
Defined benefit plans	—	1.0	—	0.7
Cash flow hedges	—	(1.3)	—	(0.8)
Total Other Comprehensive Income (Loss), net of tax	1.9	(10.3)	2.6	(0.8)
Comprehensive (Loss) Income	$(6.1)	$25.0	$(25.7)	$54.7

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$288.1	$384.5
Accounts receivable, net of allowances	124.3	150.5
Inventories	133.9	121.4
Prepaid expenses and other current assets	26.2	57.2
Total Current Assets	572.5	713.6
Property, Plant and Equipment, net	174.4	154.1
Operating Lease Right-of-Use Assets	67.2	—
Goodwill	782.3	783.6
Other Intangible Assets, net	158.5	168.2
Deferred Tax Assets	13.3	6.3
Other Assets	15.2	7.6
TOTAL ASSETS	$1,783.4	$1,833.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of operating lease liabilities	$14.7	$—
Trade accounts payable	99.4	169.9
Accrued expenses	72.9	94.4
Total Current Liabilities	187.0	264.3
Long-Term Debt	247.8	247.7
Operating Lease Liabilities	65.5	—
Deferred Tax Liabilities	0.6	4.4
Other Long-Term Liabilities	5.6	19.8
Total Liabilities	506.5	536.2

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 47,653,527 outstanding as of June 30, 2019 and 47,444,340 outstanding as of December 31, 2018	0.5	0.5
Additional paid-in capital	1,586.8	1,578.1
Accumulated deficit	(270.7)	(242.4)
Treasury stock	(8.6)	(5.3)
Accumulated other comprehensive loss	(31.1)	(33.7)
Total Stockholders’ Equity	1,276.9	1,297.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,783.4	$1,833.4

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common Stock	$0.5	$0.5	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,582.5	1,557.3	1,578.1	1,550.5
Exercise or redemption of share-based awards	2.5	8.3	2.7	11.6
Stock-based compensation expense	1.8	2.1	6.0	5.6
Additional Paid-in Capital, end of period	1,586.8	1,567.7	1,586.8	1,567.7
Accumulated Deficit, beginning of period	(262.7)	(279.7)	(242.4)	(299.9)
Net (loss) income	(8.0)	35.3	(28.3)	55.5
Accumulated Deficit, end of period	(270.7)	(244.4)	(270.7)	(244.4)
Treasury Stock, beginning of period	(7.2)	(4.5)	(5.3)	(4.4)
Purchases of treasury stock	(1.4)	(0.6)	(3.3)	(0.7)
Treasury Stock, end of period	(8.6)	(5.1)	(8.6)	(5.1)
Accumulated Other Comprehensive Loss, beginning of period	(33.0)	(21.8)	(33.7)	(31.3)
Other comprehensive income (loss), net of tax	1.9	(10.3)	2.6	(0.8)
Accumulated Other Comprehensive Loss, end of period	(31.1)	(32.1)	(31.1)	(32.1)
Total Stockholders’ Equity, end of period	$1,276.9	$1,286.6	$1,276.9	$1,286.6

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net (loss) income	$(28.3)	$55.5
Depreciation and amortization	16.9	15.6
Stock-based compensation expense	6.0	5.6
Net non-cash gain on Divestiture	—	(98.4)
Net loss on asset dispositions	0.5	0.6
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	26.2	33.8
Inventories	(13.3)	(24.2)
Prepaid expenses and other assets	32.8	(32.7)
Accounts payable	(64.6)	(47.9)
Accrued expenses	(29.3)	33.2
Other	(1.9)	(11.5)
Cash Used in Operating Activities	(55.0)	(70.4)
Investing Activities
Capital expenditures	(35.4)	(20.7)
Acquisition of assets and investments in businesses	(7.0)	—
Proceeds from the Divestiture	—	734.5
Cash (Used in) Provided by Investing Activities	(42.4)	713.8
Financing Activities
Debt repayments	(0.2)	(339.0)
Purchases of treasury stock	(3.3)	(0.6)
Proceeds from the exercise of stock options	2.6	11.4
Cash Used in Financing Activities	(0.9)	(328.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.9	(3.8)
(Decrease) Increase in Cash and Cash Equivalents	(96.4)	311.4
Cash and Cash Equivalents - Beginning of Period	384.5	219.7
Cash and Cash Equivalents - End of Period	$288.1	$531.1

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Accounting Policies
Background and Basis of Presentation
Avanos Medical, Inc. is a medical technology company focused on delivering clinically superior breakthrough medical device solutions to improve patients’ quality of life. Headquartered in Alpharetta, Georgia, Avanos is committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market clinically superior solutions around the globe. References to “Avanos,” “Company,” “we,” “our” and “us” refer to Avanos Medical, Inc. and its consolidated subsidiaries.
On April 30, 2018, we closed the sale of our Surgical and Infection Prevention (“S&IP”) business, including the name “Halyard Health” (and all variations thereof and related intellectual property rights) (the “Divestiture”). Accordingly, the Company’s name was changed from “Halyard Health, Inc.” to “Avanos Medical, Inc.” effective June 30, 2018. The results of operations from our former S&IP business are reported in the accompanying condensed consolidated income statements as “Income from Discontinued Operations, net of tax” for the three and six months ended June 30, 2018.
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
As a result of Topic 842 adoption, we have operating lease liabilities of $80.2 million and corresponding ROU assets of $67.2 million as of June 30, 2019. For other disclosures regarding our lease obligations, see “Leases” in Note 6 herein.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. The ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and regarding the range and weighted average of unobservable inputs used in Level 3 fair value measurements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The removal of certain disclosures is to be applied retrospectively for all periods presented, but the additional required disclosures are to be prospectively applied, and early application is permitted. We do not expect any transfers between Level 1 and Level 2 of the fair value hierarchy, and as of June 30, 2019, we have no assets or liabilities with fair value measurements in Level 3 of the fair value hierarchy. Accordingly, we do not expect adoption of this ASU to have a material effect on our financial position, results of operations or cash flows.
Note 2.    Business Acquisitions
Summit Medical Products, Inc.
On July 31, 2019, we entered into an agreement to acquire substantially all the assets of Summit Medical Products, Inc. (“Summit”) for $17.5 million, subject to certain adjustments as defined in the purchase agreement. We expect to close the purchase in August 2019, subject to certain closing conditions. Summit develops and markets the ambIT® family of ambulatory electronic infusion pumps, with annual net sales of approximately $7 million.
NeoMed, Inc.
On April 16, 2019, we acquired a minority interest in NeoMed, Inc. (“NeoMed”) for $7.0 million. NeoMed is a market-leading medical device company that is focused on specialized feeding and medication dosing for low birth weight, neonatal and pediatric patients. On July 8, 2019, we acquired all of the outstanding shares of NeoMed for a purchase price of $28.0 million, subject to adjustment for certain items as defined in the purchase agreement. NeoMed’s net sales were $36 million in 2018.
Cool Systems, Inc.
On July 1, 2018, we acquired Cool Systems, Inc. for $65.7 million, net of cash acquired, which was based on a purchase price of $65.0 million plus certain adjustments as provided in the purchase agreement. Cool Systems is marketed as Game Ready® and is hereinafter referred to as “Game Ready.” In the three months ended June 30, 2019, the purchase price allocation for Game Ready was finalized, resulting in a $1.9 million reduction of goodwill. The goodwill arising from the Game Ready acquisition is now $18.7 million.
We expect the integration of our acquisitions will be substantially complete by the end of 2020.
Note 3.     Restructuring Activities
Organizational Alignment
In December 2017, in conjunction with the Divestiture (see Note 4, “Discontinued Operations”), we initiated the first phase of a multi-year restructuring plan (the “Plan”). The initial phase of the Plan is intended to align our organizational and management structure with our remaining Medical Devices business.
We expect to incur up to $18.0 million of pre-tax costs, of which approximately $10.0 million is for employee retention, severance and benefits and the remainder for third-party services and other related costs. These are cash costs that will be incurred as we execute the Plan, which we expect to substantially complete by the end of 2019.

In the three and six months ended June 30, 2019, we incurred $0.5 million and $2.0 million, respectively, of costs that are included in “Selling and general expenses” in the accompanying condensed consolidated income statement, compared to $3.5 million and $4.5 million, respectively, in the three and six months ended June 30, 2018.
Plan-to-date, we have incurred $16.7 million of expenses, of which $9.6 million was for employee retention, severance and benefits and the remainder for third-party services and other costs.
We have a liability associated with employee severance and benefits related to the organizational alignment phase of the Plan. The following table summarizes the accrual and payment activity (in millions):

Accrual
Balance, December 31, 2018	$5.7
Charges and adjustments, net	0.4
Payments	(3.6)
Balance, June 30, 2019	$2.5

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
Based on milestones achieved to date, the Company’s current expectation is to incur up to $75.0 million to complete the implementation of the ITS Plan, of which approximately $50.0 million qualifies for capitalization. The remainder, primarily consulting and other costs, are expensed as incurred. We incurred $4.1 million and $4.6 million, respectively, of costs related to the ITS Plan in the three and six months ended June 30, 2019 which are included in “Selling and general expenses” in the accompanying condensed consolidated income statements compared to $0.5 million and $2.3 million, respectively, in the three and six months ended June 30, 2018. Plan-to-date, we have incurred $11.0 million of costs that were expensed as incurred and $50.0 million of costs that were capitalized, including $5.0 million of capitalized internal labor costs. Most of the remaining expected costs will be incurred as the Company migrates to its new IT platform during the third quarter of 2019. Accordingly, the Company expects to substantially complete the ITS Plan by the end of 2019.
Cost Transformation
In June 2019, the third and final phase of the Plan was approved. This third phase relates to optimizing the Company’s procurement, manufacturing, and supply chain operations (the “Cost Transformation”). The Company expects to incur between $11.0 million and $13.0 million to execute the Cost Transformation, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend between $8.0 million to $12.0 million of incremental capital through 2021 in support of the Cost Transformation. The Company expects to complete the Cost Transformation by the end of 2021. We have incurred $1.2 million of costs related to Cost Transformation in the three months ended June 30, 2019.
Note 4.     Discontinued Operations
The results of operations from our former S&IP business are reported in the accompanying condensed consolidated income statements as “Income from Discontinued Operations, net of tax” for the three and six months ended June 30, 2018.
The following table summarizes the financial results of our discontinued operations for the three and six months ended June 30, 2018 (in millions):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net Sales	$89.0	$353.0
Cost of products sold	65.8	260.3
Research and development	0.2	1.1
Selling, general and other expenses	10.9	38.1
Gain on Divestiture	(89.9)	(89.9)
Other expense, net	0.1	0.4
Income from Discontinued Operations before income taxes	101.9	143.0
Tax provision from discontinued operations	(67.9)	(77.5)
Income from Discontinued Operations, net of tax	$34.0	$65.5

In accordance with GAAP, only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, certain expenses that were historically presented as a component of the S&IP business were kept in continuing operations. These expenses, on a pre-tax basis, were $9.1 million and $37.0 million for the three and six months ended June 30, 2018.
The following table provides operating and investing cash flow information for our discontinued operations (in millions):

Six Months Ended June 30, 2018
Operating Activities: Stock-based compensation expense	$(1.5)
Investing Activities: Capital expenditures	2.9

Note 5.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	June 30, 2019	December 31, 2018
Accounts receivable	$127.1	$152.2
Allowances and doubtful accounts:
Doubtful accounts	(2.4)	(1.4)
Sales discounts	(0.3)	(0.2)
Sales returns	(0.1)	(0.1)
Accounts receivable, net	$124.3	$150.5

Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	June 30, 2019			December 31, 2018
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$41.1	$1.3	$42.4	$39.6	$1.5	$41.1
Work in process	27.2	0.4	27.6	22.1	0.4	22.5
Finished goods	55.1	14.4	69.5	50.1	13.7	63.8
Supplies and other	—	6.0	6.0	—	5.8	5.8
	123.4	22.1	145.5	111.8	21.4	133.2
Excess of FIFO or weighted-average cost over LIFO cost	(11.6)	—	(11.6)	(11.8)	—	(11.8)
Total	$111.8	$22.1	$133.9	$100.0	$21.4	$121.4

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	June 30, 2019	December 31, 2018
Land	$1.0	$0.9
Buildings	46.2	43.5
Machinery and equipment	146.4	141.2
Construction in progress	70.9	52.7
	264.5	238.3
Less accumulated depreciation	(90.1)	(84.2)
Total	$174.4	$154.1

Construction in progress includes $50.0 million and $33.2 million of costs capitalized in connection with migration to a new IT platform and enhancements to our IT environment as of June 30, 2019 and December 31, 2018, respectively. See Note 3 for further discussion of our IT-related restructuring and enhancement activities.
Depreciation expense was $3.7 million and $7.3 million for the three and six months ended June 30, 2019 compared to $3.2 million and $6.4 million for the three and six months ended June 30, 2018, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2018	$783.6
Purchase accounting adjustment	(1.9)
Currency translation adjustment	0.6
Balance, June 30, 2019	$782.3

Intangible assets subject to amortization consist of the following (in millions):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$83.1	$(54.4)	$28.7	$83.1	$(52.2)	$30.9
Patents and acquired technologies	259.5	(150.5)	109.0	259.5	(144.4)	115.1
Other	54.4	(33.6)	20.8	54.4	(32.2)	22.2
Total	$397.0	$(238.5)	$158.5	$397.0	$(228.8)	$168.2

Amortization expense for intangible assets was $4.8 million and $9.6 million for the three and six months ended June 30, 2019 compared to $4.7 million and $9.2 million for the three months and six months ended June 30, 2018, respectively. We estimate amortization expense for the remainder of 2019 and the following four years and beyond will be as follows (in millions):

For the years ending December 31,	Amount
2019	$16.9
2020	24.6
2021	22.3
2022	22.1
2023	20.8
Thereafter	51.8
Total	$158.5

Accrued Expenses
Accrued expenses consist of the following (in millions):

	June 30, 2019	December 31, 2018
Accrued rebates	$19.1	$26.1
Accrued salaries and wages	21.9	27.0
Accrued taxes	4.2	6.5
Other	27.7	34.8
Total	$72.9	$94.4

Accrued rebates represent amounts accrued for estimated incentives earned by customers.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	June 30, 2019	December 31, 2018
Taxes payable	$0.4	$0.4
Accrued compensation benefits	4.2	4.3
Other	1.0	15.1
Total	$5.6	$19.8

Note 6.    Leases
Our lease obligations relate primarily to our principal executive offices along with various manufacturing, warehouse and distribution facilities located throughout the world. For leases with terms greater than twelve months, we record an ROU asset and corresponding lease obligation. As of June 30, 2019, all our leasing arrangements were operating leases. Many of our leases include escalating rent payments, renewal options and termination options, which are considered in our determination of straight-line rent expense when appropriate. Many of our leases also include additional amounts for common area maintenance and taxes. We have elected not to separate lease and non-lease components in the determination of straight-line rent expense. For a majority of our leases, an implicit lease rate is not available. Accordingly, we use a rate that approximates our incremental secured borrowing rate.
The table below summarizes information related to ROU assets and lease liabilities that are included in the accompanying condensed consolidated balance sheet (dollars in millions):

As of June 30, 2019
Assets
Operating lease right-of-use assets	$67.2

Liabilities
Current portion of operating lease liabilities	14.7
Operating lease liabilities	65.5
Total Operating Lease Liabilities	$80.2

Weighted average remaining lease term	7.6 years
Weighted average discount rate	4.6%

The table below summarizes costs and cash flows arising from our lease arrangements in the three and six months ended June 30, 2019 (in millions):

	Three Months ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$3.5	$5.9
Short-term lease cost	0.5	1.1
Variable lease cost	0.5	0.8
Total lease cost	$4.5	$7.8

Cash paid for amounts included in the measurement of lease liabilities	$5.6	$9.0
Right-of-use assets obtained in exchange for new operating lease liabilities	$14.7	$21.2

The future minimum obligations under operating leases having non-cancelable terms in excess of one year are as follows for the remainder of 2019 and for the four following years and beyond (in millions):

For the years ending December 31,	Amount
2019	$5.7
2020	14.5
2021	13.8
2022	13.4
2023	11.5
Thereafter	34.7
Future minimum obligations	$93.6

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
In the six months ended June 30, 2019, there were no transfers among Level 1, 2 or 3 fair value determinations.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		June 30, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$288.1	$288.1	$384.5	$384.5
Liabilities
Senior Unsecured Notes	1	247.8	254.9	247.7	250.9

Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of the senior unsecured notes was based on observable market prices based on trading activity on a primary exchange.

Note 8.     Debt
As of June 30, 2019 and December 31, 2018, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	June 30, 2019	December 31, 2018
Senior Unsecured Notes	6.25%	2022	$249.8	$250.0
Unamortized Debt Discounts and Issuance Costs			(2.0)	(2.3)
Total Debt, net			$247.8	$247.7

Senior Unsecured Notes
The Senior Unsecured Notes (the “Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Unamortized debt discount and issuance costs are being amortized over the life of the Notes using the interest method, resulting in an effective interest rate of 6.52% as of June 30, 2019.
Following a divestiture of significant assets, such as the Divestiture, the credit agreement allows re-investment of the net proceeds into the business through acquisition of another business or through capital expenditures for a period of one year following the divestiture. We were required to offer to redeem a portion of the Notes at par value to the extent re-investments were not made by May 1, 2019. Accordingly, $130.5 million of the Notes were offered for redemption in the second quarter of 2019, of which $0.2 million were redeemed.
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
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of June 30, 2019, we had no borrowings and letters of credit of $0.7 million outstanding under the Revolving Credit Facility.
Note 9.    Accumulated Other Comprehensive Income
The changes in the components of AOCI, net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$(34.3)	$0.1	$0.5	$(33.7)
Other comprehensive income	2.6	—	—	2.6
Balance, June 30, 2019	$(31.7)	$0.1	$0.5	$(31.1)

The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized translation	$1.9	$(10.0)	$2.6	$(0.7)
Defined benefit pension plans	—	1.2	—	0.9
Tax effect	—	(0.2)	—	(0.2)
Defined benefit pension plans, net of tax	—	1.0	—	0.7
Cash flow hedges	—	(1.6)	—	(1.0)
Tax effect	—	0.3	—	0.2
Cash flow hedges, net of tax	—	(1.3)	—	(0.8)
Change in AOCI	$1.9	$(10.3)	$2.6	$(0.8)

Note 10.     Stock-Based Compensation
Aggregate stock-based compensation expense was $1.8 million and $6.0 million for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, stock-based compensation was $3.8 million and $7.0 million in continuing operations. In the prior year, there were net forfeitures of $1.7 million and $1.4 million included in discontinued operations.
Stock-based compensation expense related to stock options was $0.9 million and $1.7 million in the three and six months ended June 30, 2019 compared to $1.4 million and $1.8 million in the three and six months ended June 30, 2018, respectively.
Expense related to time-based restricted share units was $0.4 million and $2.6 million in the three and six months ended June 30, 2019 compared to $1.0 million and $2.8 million in the three months and six months ended June 30, 2018, respectively.
Stock-based compensation expense related to performance-based restricted share units was $0.5 million and $1.7 million in the three and six months ended June 30, 2019 compared to $1.4 million and $2.4 million in the three months and six months ended June 30, 2018, respectively.
Note 11.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the three and six months ended June 30, 2019, we incurred $4.7 million and $13.4 million, respectively, of expenses related to these matters compared to $1.2 million and $2.9 million in the three and six months ended June 30, 2018, respectively.
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
On May 25, 2017, we filed three post-trial motions: a renewed motion for judgment as a matter of law; a motion to decertify the class; and a motion for new trial, remittitur, or amendment of the judgment. On March 30, 2018, the court ruled on the post-

trial motions. The court denied all three, except it granted in part the motion to reduce the award of punitive damages to a 5 to 1 ratio with compensatory damages.
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
Shahinian
On October 12, 2016, after the DOJ and various States declined to intervene, a qui tam matter was unsealed and a complaint was subsequently served on us in a matter styled U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C.D. Cal.) (“Shahinian”), filed on October 27, 2014. The case alleges, among other things, violations of the federal and various state False Claims Acts in connection with the marketing and sale of certain surgical gowns. On March 8, 2017, Kimberly-Clark moved to dismiss the Shahinian complaint, and on July 14, 2017, the California court granted Kimberly-Clark’s motion. The plaintiff then filed a second amended complaint, and on August 11, 2017, Kimberly-Clark moved to dismiss that one as well. The plaintiff then filed a third amended complaint. On January 18, 2018, Kimberly-Clark moved to dismiss that one too. On September 30, 2018, the court granted Kimberly-Clark’s motion with prejudice. On November 13, 2018, Shahinian filed a notice of appeal to the Ninth Circuit Court of Appeals.
We may have an Indemnification Obligation for the Shahinian matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to continue our vigorous defense of the matter.
Kromenaker
On March 17, 2017, the DOJ submitted a filing declining to intervene in another qui tam matter, and the complaint was unsealed and subsequently served on Kimberly-Clark and Avanos. That matter is styled U.S. ex rel. Kromenaker v. Kimberly-

Clark Corporation and Halyard Health, Inc., No. 1:15-cv-04413-SCJ (N.D. Ga.) (“Kromenaker”), filed on December 21, 2015. In that case, the plaintiff alleges, among other things, violations of the federal False Claims Act in connection with the marketing and sale of certain products, including feminine hygiene products, surgical gowns and endotracheal tubes. On June 12, 2017, Kimberly-Clark and Avanos moved to dismiss the complaint. On August 21, 2017, Kromenaker filed an amended complaint, and Kimberly-Clark and Avanos filed motions to dismiss it. On March 27, 2019, the court granted Kimberly-Clark’s and our motions to dismiss. On April 24, 2019, Kromenaker filed a Motion with the trial court seeking to have the court alter, amend, or vacate the dismissal.
We may have an Indemnification Obligation for certain parts of this matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to continue our vigorous defense of this matter.
Jackson
We were served with a complaint in a matter styled Jackson v. Halyard Health, Inc., Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-05093-LTS (S.D.N.Y.), filed on June 28, 2016. In that case, the plaintiff brings a putative class action against the Company, our former Chief Executive Officer, our former Chief Financial Officer and other defendants, asserting claims for violations of the Securities Exchange Act, Sections 10(b) and 20(a). The plaintiff alleges that the defendants made misrepresentations and failed to disclose certain information about the safety and effectiveness of our MicroCool gowns and thereby artificially inflated the Company’s stock prices during the respective class periods. The alleged class period for purchasers of Kimberly-Clark securities who subsequently received Avanos securities is February 25, 2013 to October 21, 2014, and the alleged class period for purchasers of Avanos securities is October 21, 2014 to April 29, 2016. On February 16, 2017, we moved to dismiss the case. On March 30, 2018, the court granted our motion to dismiss and entered judgment in our favor. On April 27, 2018, the plaintiff filed a Motion for Relief from the Judgment and for Leave to Amend. On April 1, 2019, the court denied the plaintiff’s motion. On May 1, 2019, Jackson appealed the dismissal of the action to the 2nd Circuit Court of Appeals. We intend to continue our vigorous defense of this matter.
Richardson, Chiu and Pick
We were also served with a complaint in a matter styled Margaret C. Richardson Trustee of the Survivors Trust Dated 6/12/84 for the Benefit of the H&M Richardson Revocable Trust v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-06296 (S.D.N.Y.) (“Richardson”), filed on August 9, 2016. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc., and alleges that the defendants breached their fiduciary duty, were unjustly enriched, and violated Section 14(A) of the Securities and Exchange Act in connection with our marketing and sale of MicroCool gowns. We were also served with a complaint in a matter styled Kai Chiu v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 2:16-cv-08768 (C.D. Cal.), filed on November 23, 2016. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc., and makes allegations and brings causes of action similar to those in Richardson, but the plaintiff also adds causes of action for abuse of control, gross mismanagement, and waste of corporate assets. We were also served with a complaint in a matter styled Lukas Pick v. Robert E. Abernathy, Steven E. Voskuil, et al., No. e:18-cv-00295 (D. Del.) filed on February 21, 2018. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc. and makes allegations and brings causes of action similar to those in Richardson and Chiu. We intend to continue our vigorous defense of this matter.
Medline Industries
We were also served with a complaint in the matter styled Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 2:16-cv-08571 (C.D. Cal.), filed on November 17, 2016. In that case, the plaintiff makes allegations similar to those in Bahamas and Shahinian and brings causes of action under federal and state false advertising laws and state unfair competition laws. On March 31, 2017 we moved to dismiss certain of Medline’s claims and to transfer any surviving claims from California to Georgia. On June 2, 2017, the court granted our motion to transfer the case to Georgia and denied without prejudice our motion to dismiss. On June 30, 2017, now before the court in Georgia and with the case re-styled as Medline Industries, Inc. v. Kimberly-Clark Corporation, Halyard Health, Inc., et al., No. 1:17-cv-02032 (N.D. Ga.), Kimberly-Clark and Avanos filed renewed motions to dismiss certain of Medline’s claims. On February 28, 2018, the court granted our motion to dismiss. On March 14, 2018, Medline filed a second amended complaint. On March 28, 2018, we filed our answer and counterclaims. The counterclaims allege violations of false advertising law and state unfair competition laws. On May 9, 2018, Medline filed its answer to our counterclaims.
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
As of June 30, 2019, we have an accrued liability for the matters described herein. The accrued liability is included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us; (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be materially different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Loss) Income from continuing operations	$(8.0)	$1.3	(28.3)	(10.0)
Income from discontinued operations, net of tax	—	34.0	—	65.5
Net (Loss) Income	$(8.0)	$35.3	(28.3)	55.5

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	47.6	47.1	47.5	47.0
Dilutive effect of stock options and restricted share unit awards	—	1.1	—	—
Diluted weighted average shares outstanding	47.6	48.2	47.5	47.0
(Loss) Earnings Per Share:
Basic:
Continuing operations	$(0.17)	$0.03	$(0.60)	$(0.21)
Discontinued operations	$—	$0.72	$—	$1.39
Basic (Loss) Earnings Per Share	$(0.17)	$0.75	$(0.60)	$1.18

Diluted:
Continuing operations	$(0.17)	$0.03	$(0.60)	$(0.21)
Discontinued operations	$—	$0.70	$—	$1.39
Diluted (Loss) Earnings Per Share	$(0.17)	$0.73	$(0.60)	$1.18

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
For each of the three and six months ended June 30, 2019, 1.6 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive. In the prior year, the 1.1 million shares that were used in the diluted earnings per share calculation for the three months ended June 30, 2018 were excluded from the earnings per share calculation for the six months ended June 30, 2018 due to a year-to-date loss from continuing operations.
Note 13.    Business and Products Information
We conduct our business in one operating and reportable segment that provides our medical device products to healthcare providers and patients in more than 90 countries with manufacturing facilities in the United States, Mexico, France, Germany and Tunisia.

We provide a portfolio of innovative product offerings focused on pain management and chronic care, which includes respiratory and digestive health, to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Chronic care	$102.3	$97.1	$202.3	$194.2
Pain management	69.9	63.8	134.1	123.1
Total Net Sales	$172.2	$160.9	$336.4	$317.3

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
The following condensed consolidating balance sheets as of June 30, 2019 and December 31, 2018, the condensed consolidating statements of income for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018 provide condensed consolidating financial information for Parent, the Guarantor Subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidated basis.
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

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$161.8	$30.8	$(20.4)	$172.2
Cost of products sold	—	71.1	22.8	(20.4)	73.5
Gross Profit	—	90.7	8.0	—	98.7
Research and development	—	9.5	—	—	9.5
Selling and general expenses	3.9	80.8	10.0	—	94.7
Other expense (income), net	0.1	8.5	(4.3)	—	4.3
Operating (Loss) Income	(4.0)	(8.1)	2.3	—	(9.8)
Interest income	1.5	—	1.4	(0.9)	2.0
Interest expense	(4.3)	(0.1)	—	0.9	(3.5)
(Loss) Income Before Income Taxes	(6.8)	(8.2)	3.7	—	(11.3)
Income tax benefit (provision)	1.6	2.9	(1.2)	—	3.3
Equity in earnings of consolidated subsidiaries	(2.8)	3.0	—	(0.2)	—
Net (Loss) Income	(8.0)	(2.3)	2.5	(0.2)	(8.0)
Total other comprehensive income, net of tax	1.9	1.5	1.0	(2.5)	1.9
Comprehensive (Loss) Income	$(6.1)	$(0.8)	$3.5	$(2.7)	$(6.1)

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$169.7	$37.1	$(45.9)	$160.9
Cost of products sold	(0.8)	89.4	23.5	(45.9)	66.2
Gross Profit	0.8	80.3	13.6	—	94.7
Research and development	—	10.8	—	—	10.8
Selling and general expenses	8.7	59.6	11.5	—	79.8
Other income, net	(2.5)	(3.0)	(3.2)	4.0	(4.7)
Operating (Loss) Income	(5.4)	12.9	5.3	(4.0)	8.8
Interest income	1.4	0.1	1.8	(1.1)	2.2
Interest expense	(10.0)	(0.9)	(0.1)	1.1	(9.9)
(Loss) Income Before Income Taxes	(14.0)	12.1	7.0	(4.0)	1.1
Income tax benefit (provision)	1.0	1.9	(2.7)	—	0.2
Equity in earnings of consolidated subsidiaries	54.8	132.1	—	(186.9)	—
Net Income from Continuing Operations	41.8	146.1	4.3	(190.9)	1.3
(Loss) Income from discontinued operations, net of tax	(6.5)	(66.8)	107.3	—	34.0
Net Income	35.3	79.3	111.6	(190.9)	35.3
Total other comprehensive loss, net of tax	(10.3)	(5.7)	(8.8)	14.5	(10.3)
Comprehensive Income	$25.0	$73.6	$102.8	$(176.4)	$25.0

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Six Months Ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$316.5	$59.8	$(39.9)	$336.4
Cost of products sold	—	134.5	44.3	(39.9)	138.9
Gross Profit	—	182.0	15.5	—	197.5
Research & development	—	19.7	—	—	19.7
Selling and general expenses	15.3	166.1	19.7	—	201.1
Other expense (income), net	—	16.7	(5.6)	—	11.1
Operating (Loss) Income	(15.3)	(20.5)	1.4	—	(34.4)
Interest income	3.3	0.1	2.9	(1.9)	4.4
Interest expense	(8.6)	(0.4)	(0.1)	1.9	(7.2)
(Loss) Income Before Income Taxes	(20.6)	(20.8)	4.2	—	(37.2)
Income tax benefit (provision)	5.0	5.1	(1.2)	—	8.9
Equity in earnings of consolidated subsidiaries	(12.7)	4.7	—	8.0	—
Net (Loss) Income	(28.3)	(11.0)	3.0	8.0	(28.3)
Total other comprehensive income, net of tax	2.6	2.4	1.9	(4.3)	2.6
Comprehensive (Loss) Income	$(25.7)	$(8.6)	$4.9	$3.7	$(25.7)

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Six Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$343.0	$112.0	$(137.7)	$317.3
Cost of products sold	(0.8)	173.9	96.1	(137.7)	131.5
Gross Profit	0.8	169.1	15.9	—	185.8
Research and development	—	20.7	—	—	20.7
Selling and general expenses	20.6	122.0	23.6	—	166.2
Other (income) expense, net	(2.2)	1.2	(5.9)	4.0	(2.9)
Operating (Loss) Income	(17.6)	25.2	(1.8)	(4.0)	1.8
Interest income	1.8	0.1	3.2	(1.9)	3.2
Interest expense	(18.9)	(1.6)	(0.1)	1.9	(18.7)
(Loss) Income before Income Taxes	(34.7)	23.7	1.3	(4.0)	(13.7)
Income tax benefit (provision)	8.9	(1.3)	(3.9)	—	3.7
Equity in earnings of consolidated subsidiaries	87.8	140.6	—	(228.4)	—
Net Income (Loss) from Continuing Operations	62.0	163.0	(2.6)	(232.4)	(10.0)
(Loss) Income from discontinued operations, net of tax	(6.5)	(49.9)	121.9	—	65.5
Net Income	55.5	113.1	119.3	(232.4)	55.5
Total other comprehensive (loss) income, net of tax	(0.8)	2.8	(0.7)	(2.1)	(0.8)
Comprehensive Income	$54.7	$115.9	$118.6	$(234.5)	$54.7

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$199.2	$27.3	$61.6	$—	$288.1
Accounts receivable, net of allowances	2.2	1,188.8	194.5	(1,261.2)	124.3
Inventories	—	117.7	16.2	—	133.9
Prepaid expenses and other current assets	3.2	20.9	2.1	—	26.2
Total Current Assets	204.6	1,354.7	274.4	(1,261.2)	572.5
Property, Plant and Equipment, net	—	150.2	24.2	—	174.4
Operating Lease Right-of-Use Assets	—	58.6	8.6	—	67.2
Investment in Consolidated Subsidiaries	2,408.3	290.4	—	(2,698.7)	—
Goodwill	—	756.9	25.4	—	782.3
Other Intangible Assets, net	—	150.4	8.1	—	158.5
Other Assets	8.4	18.5	1.6	—	28.5
TOTAL ASSETS	$2,621.3	$2,779.7	$342.3	$(3,959.9)	$1,783.4

LIABILITIES AND EQUITY
Current Liabilities
Current portion of operating lease liabilities	$—	$12.3	$2.4	$—	$14.7
Trade accounts payable	1,086.0	237.2	23.6	(1,247.4)	99.4
Accrued expenses	9.1	65.1	12.5	(13.8)	72.9
Total Current Liabilities	1,095.1	314.6	38.5	(1,261.2)	187.0
Long-Term Debt	247.8	—	—	—	247.8
Operating Lease Liabilities	—	59.0	6.5	—	65.5
Other Long-Term Liabilities	1.5	1.8	2.9	—	6.2
Total Liabilities	1,344.4	375.4	47.9	(1,261.2)	506.5
Total Equity	1,276.9	2,404.3	294.4	(2,698.7)	1,276.9
TOTAL LIABILITIES AND EQUITY	$2,621.3	$2,779.7	$342.3	$(3,959.9)	$1,783.4

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

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(27.7)	$(39.2)	$11.9	$—	$(55.0)
Investing Activities
Capital expenditures	—	(32.4)	(3.0)	—	(35.4)
Acquisition of business, net of cash acquired	(7.0)	—	—	—	(7.0)
Intercompany contributions	—	69.0	0.1	(69.1)	—
Cash (Used in) Provided by Investing Activities	(7.0)	36.6	(2.9)	(69.1)	(42.4)
Financing Activities
Intercompany contributions	(69.1)	—	—	69.1	—
Debt repayments	(0.2)	—	—	—	(0.2)
Purchases of treasury stock	(3.3)	—	—	—	(3.3)
Proceeds from the exercise of stock options	2.6	—	—	—	2.6
Cash (Used in) Provided by Financing Activities	(70.0)	—	—	69.1	(0.9)
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.6	1.3	—	1.9
(Decrease) Increase in Cash and Cash Equivalents	(104.7)	(2.0)	10.3	—	(96.4)
Cash and Cash Equivalents, Beginning of Period	303.9	29.3	51.3	—	384.5
Cash and Cash Equivalents, End of Period	$199.2	$27.3	$61.6	$—	$288.1

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(114.2)	$31.3	$12.5	$—	$(70.4)
Investing Activities
Capital expenditures	—	(15.0)	(5.7)	—	(20.7)
Proceeds from the Divestiture	521.6	9.0	203.9	—	734.5
Intercompany contributions	—	36.3	—	(36.3)	—
Cash Provided by Investing Activities	521.6	30.3	198.2	(36.3)	713.8
Financing Activities
Intercompany contributions	(32.3)	—	(4.0)	36.3	—
Debt repayments	(339.0)	—	—	—	(339.0)
Purchases of treasury stock	(0.6)	—	—	—	(0.6)
Proceeds from the exercise of stock options	11.4	—	—	—	11.4
Cash Used in Financing Activities	(360.5)	—	(4.0)	36.3	(328.2)
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.1	(3.9)	—	(3.8)
Increase in Cash and Cash Equivalents	46.9	61.7	202.8	—	311.4
Cash and Cash Equivalents, Beginning of Period	114.5	16.0	89.2	—	219.7
Cash and Cash Equivalents, End of Period	$161.4	$77.7	$292.0	$—	$531.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The following will be discussed and analyzed:

•	Business Acquisitions

•	Post-Divestiture Transition

•	Discontinued Operations

•	Restructuring Activities

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Legal Matters

•	Critical Accounting Policies

•	Information Concerning Forward-Looking Statements
Business Acquisitions
Summit Medical Products, Inc.
On July 31, 2019, we entered into an agreement to acquire substantially all the assets of Summit Medical Products, Inc. (“Summit”) for $17.5 million, subject to certain adjustments as defined in the purchase agreement. We expect to close the purchase in August 2019, subject to certain closing conditions. Summit is the developer and manufacturer of the ambIT® ambulatory electronic infusion pumps, with annual sales of approximately $7 million.
NeoMed, Inc.
On April 16, 2019, we acquired a minority interest in NeoMed, Inc. (“NeoMed”) for $7.0 million. NeoMed is a market-leading medical device company that is focused on specialized feeding and medication dosing for low birth weight, neonatal and pediatric patients. On July 8, 2019, we acquired all of the outstanding shares of NeoMed for a purchase price of $28.0 million, subject to adjustment for certain items as defined in the purchase agreement. NeoMed’s net sales were $36 million in 2018.
Cool Systems, Inc.
On July 1, 2018, we acquired Cool Systems, Inc. for $65.7 million, net of cash acquired, which was based on a purchase price of $65.0 million plus certain adjustments as provided in the purchase agreement. Cool Systems is marketed as Game Ready® and is hereinafter referred to as “Game Ready.” In the three months ended June 30, 2019, the goodwill arising from our acquisition of Game Ready was reduced by $1.9 million to $18.7 million.
We expect the integration of our acquisitions will be substantially complete by the end of December 2020.
Partnership Agreement
In addition to the acquisitions described above, in July 2019, we signed a partnership and supply agreement with BioQ Pharma, which designs read-to-use delivery systems for infusible drugs.
Post-Divestiture Transition
Following last year’s divestiture of the Surgical and Infection Prevention (“S&IP”) business (the “Divestiture”), we remain engaged in certain commercial agreements, including transition services agreements (“TSA”), which will terminate by April 2020.
In the three and six months ended June 30, 2019, we have incurred $13.5 million and $32.2 million, respectively, of Divestiture-related costs, consisting primarily of IT consulting and other separation costs. In the three and six months ended June 30, 2018, we incurred $5.2 million and $17.4 million, respectively, of costs which are included in “Income from discontinued operations, net of tax” in the condensed consolidated income statement in Item 1 of this report.

Discontinued Operations
As a result of the Divestiture, the results of operations from our former S&IP business are reported as “Income from discontinued operations, net of tax” for the three and six months ended June 30, 2018. See “Discontinued Operations” in Note 4 to the condensed consolidated financial statements in Item 1 of this report.
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
In the three months and six months ended June 30, 2019, we incurred $0.5 million and $2.0 million, respectively, of costs that are included in “Selling and general expenses” in the condensed consolidated income statement. Plan-to-date, we have incurred $16.7 million of expenses, of which $9.6 million was for employee retention, severance and benefits and the remainder for third-party services and other costs. In the six months ended June 30, 2019, $3.6 million of employee retention, severance and benefits payments were made and the remaining liability for employee retention, severance and benefits and other services was $2.5 million and is included in “Accrued expenses” and “Other long-term liabilities” in the accompanying condensed consolidated balance sheet as of June 30, 2019.
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
Based on milestones achieved to date, the Company’s current expectation is to incur up to $75.0 million of costs to complete the implementation of the ITS Plan, of which approximately $50.0 million qualifies for capitalization. The remainder, primarily consulting and other costs, are expensed as incurred. We incurred $4.1 million and $4.6 million of costs related to the ITS Plan in the three and six months ended June 30, 2019 which are included in “Selling and general expenses” in the accompanying condensed consolidated income statement. Plan-to-date, we have incurred $11.0 million of expenses and, as of June 30, 2019, we have $50.0 million of capitalized costs, including $5.0 million of capitalized internal labor costs. Most of the remaining expected costs will be incurred as the Company migrates to its new IT platform during the third quarter of 2019. Accordingly, the Company expects to substantially complete the ITS Plan by the end of 2019.
Cost Transformation
In June 2019, the third and final phase of the Plan was approved. This third phase relates to optimizing the Company’s procurement, manufacturing, and supply chain operations (the “Cost Transformation”). The Company expects to incur between $11.0 million and $13.0 million to execute the Cost Transformation, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend between $8.0 million to $12.0 million of incremental capital through 2021 in support of the Cost Transformation. The Company expects to complete the Cost Transformation by the end of 2021. We have incurred $1.2 million of costs related to Cost Transformation in the three months ended June 30, 2019.
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

Net Sales
Our net sales are summarized in the following tables for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months ended June 30,			Six Months ended June 30,
	2019	2018	Change	2019	2018	Change
Chronic care	$102.3	$97.1	5.4%	$202.3	$194.2	4.2%
Pain management	69.9	63.8	9.6	134.1	123.1	8.9
Net Sales	$172.2	$160.9	7.0%	$336.4	$317.3	6.0%

		Total	Volume	Pricing/Mix	Currency	Other
Net Sales - percentage change	QTD	7%	10%	(3)%	(1)%	1%
	YTD	6%	8%	(2)%	(1)%	1%
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
Second Quarter 2019 Compared to Second Quarter 2018
Net sales increased by 7% compared to prior year, primarily due to volume growth. Volume growth includes Game Ready, which contributed 6%. Game Ready, along with continued demand in interventional pain’s Coolief therapy and favorable sales performance in chronic care was partially offset by lower volume in acute pain due to an industry-wide supply chain disruption.
First Six Months of 2019 Compared to the First Six Months of 2018
Year-to-date volume growth of 8% was also driven by Game Ready, continued solid demand for our Coolief therapy and favorable performance in chronic care, partially offset by lower volume in our acute pain business.
Net Sales By Geographic Region
The factors causing volume growth were consistent throughout our geographic regions. Net sales by region is presented in the table below (in millions):

	Three Months ended June 30,			Six Months ended June 30,
	2019	2018	Change	2019	2018	Change
Net Sales
North America	$133.5	$121.7	9.7%	$261.1	$244.1	7.0%
Europe, Middle East and Africa	22.9	23.0	(0.4)	45.3	43.5	4.1
Asia Pacific and Latin America	15.8	16.2	(2.5)	30.0	29.7	1.0
Total Net Sales	$172.2	$160.9	7.0%	$336.4	$317.3	6.0%

Adjusted Operating (Loss) Profit
A reconciliation of adjusted operating profit, a non-GAAP measure, to operating loss is provided in the table below (in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Operating (Loss) Profit, as reported	$(9.8)	$8.8	(34.4)	1.8

Restructuring and IT charges	5.8	3.9	7.8	6.8
Post Divestiture transition charges	13.5	(3.3)	32.2	(3.3)
Acquisition-related charges	0.7	0.3	1.4	0.3
Litigation and legal	4.7	1.2	13.4	2.9
Intangibles amortization	4.6	4.7	9.5	9.2

Adjusted Operating Profit (non-GAAP)	$19.5	$15.6	$29.9	$17.7
The as-reported operating profit in the prior year comparable periods exclude the S&IP business, which is reported in “Income from discontinued operations, net of tax” in the condensed consolidated income statement for the three and six months ended June 30, 2018. In accordance with GAAP, only costs specifically identifiable and attributable to a business to be disposed may be allocated to discontinued operations. Accordingly, certain expenses that were historically presented as a component of the S&IP business were kept in continuing operations. These expenses, on a pre-tax basis, were $9.1 million and $37.0 million, respectively, for three and six months ended June 30, 2018.
Other items impacting operating results include:
Restructuring Activities: As previously described under “Restructuring Activities”, in the three months ended June 30, 2019, we incurred $5.8 million of costs related to the Plan, including $4.1 million for the ITS Plan, $1.2 million for cost transformation and $0.5 million for organizational alignment. In the six months ended June 30, 2019, we incurred $7.8 million of costs including $4.6 million for the ITS Plan, $2.0 million for organizational alignment and $1.2 million for cost transformation.
Post Divestiture Transition Charges: Costs related to the separation of the S&IP business were $13.5 million and $32.2 million in the three and six months ended June 30, 2019, respectively. Costs incurred are net of amounts realized from TSA arrangements. In the prior year, which covers the period from the Divestiture on April 30, 2018 to June 30, 2018, we realized $3.3 million, net from our TSA arrangements.
Acquisition-related Charges: In the three and six months ended June 30, 2019, we incurred $0.7 million and $1.4 million, respectively, of acquisition related costs.
Legal Costs: We incurred $4.7 million and $13.4 million of expenses for certain litigation matters in the three and six months ended June 30, 2019, respectively, compared to $1.2 million and $2.9 million in the comparable periods last year. See “Commitments and Contingencies” in Note 11 to the condensed consolidated financial statements in Item 1 of this report.
Intangibles Amortization: Intangibles amortization related to intangibles acquired in prior business acquisitions was $4.6 million and $9.5 million in the three and six months ended June 30, 2019, respectively, compared to $4.7 million and $9.2 million in the comparable periods last year.
Interest Income and Expense
Interest expense was $3.5 million and $7.2 million in the three and six months ended June 30, 2019, respectively, compared to $9.9 million and $18.7 million in the comparable periods last year. Following the Divestiture, we repaid the remaining amount owed on our Term Loan Facility, resulting in lower interest expense this year.
Income Taxes
The income tax benefit was $3.3 million and $8.9 million in the three and six months ended June 30, 2019, respectively, compared to income tax benefits of $0.2 million and $3.7 million in the comparable periods last year. The corresponding effective tax rates were 29.2% and 23.9% in the three and six months ended June 30, 2019, respectively, compared to (18.2)% and 27.0% in the comparable periods last year.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available under our revolving credit facility. While we have recently experienced negative operating cash flow, our operating cash flow has historically been sufficient to meet our working capital requirements and fund capital expenditures. We expect to return to positive operating cash flow after we complete the migration to our IT platform and the separation of the S&IP business. Afterwards, operating cash flow is expected to be a primary source of funds. The cash used in operations is primarily driven by Divestiture and IT-related activities. As of June 30, 2019, $84.9 million of our $288.1 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or result of operations for the foreseeable future. We believe that our ability to generate cash from domestic and international operations and the borrowing capacity under our available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
Cash and cash equivalents decreased by $96.4 million to $288.1 million as of June 30, 2019 compared to $384.5 million as of December 31, 2018. The decrease was driven by $55.0 million used in operations and $35.4 million of capital expenditures.
In the prior year, cash and cash equivalents increased by $311.4 million to $531.1 million as of June 30, 2018 primarily due to $734.5 million of Divestiture proceeds partially offset by $339.0 million of debt repayments, $70.4 million used in operations and $20.7 million of capital expenditures.
Operating Activities
Operating activities used $55.0 million in the six months ended June 30, 2019 primarily driven by our net loss and changes in operating assets and liabilities. Operating activities used $70.4 million in the same period last year, including $98.0 million used to settle Divestiture-related liabilities.
Investing Activities
Capital expenditures were $35.4 million in the six months ended June 30, 2019 compared to $20.7 million in the same period last year.
Financing Activities
Financing activities used $0.9 million in the six months ended June 30, 2019, and was primarily $3.3 million for purchases of treasury stock partially offset by $2.6 million of proceeds from the exercise of stock options. In the comparable period last year, financing activities used $328.2 million driven by $339.0 million to retire our senior secured term loan.
Long Term Debt
As of June 30, 2019, debt was $247.8 million, net of unamortized discount, on our Senior Unsecured Notes (the “Notes”) that mature on October 15, 2022.
Following a divestiture of significant assets, such as the Divestiture, the credit agreement allows re-investment of the net proceeds into the business through acquisition of another business or through capital expenditures for a period of one year following the divestiture. We were required to offer to redeem a portion of the Notes at par value to the extent re-investments were not made by May 1, 2019. Accordingly, $130.5 million of the Notes were offered for redemption in the second quarter of 2019, of which $0.2 million were redeemed.
We retired our senior secured term loan following the Divestiture last year. Notwithstanding the retirement of our senior secured term loan, the senior secured revolving credit facility (“Revolving Credit Facility”) remains and is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock. The Revolving Credit Facility matures on October 30, 2023.
To the extent we remain in compliance with certain financial covenants in our credit agreement, funds under the Revolving Credit Facility are available for our working capital and other liquidity requirements. As of June 30, 2019, we had no borrowings and letters of credit of $0.7 million outstanding under the Revolving Credit Facility.
See “Debt” in Note 8 to the accompanying condensed consolidated financial statements for further details regarding our debt agreements.
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
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three and six months ended June 30, 2019 and 2018 and our financial position as of June 30, 2019 and December 31, 2018. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

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
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, Business Strategy and Interim Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President, Business Strategy and Interim Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Company is in the process of migrating to an information technology (“IT”) platform that is more appropriate for its business and size. As with any change in the Company’s IT environment, the IT platform and related applications, along with potential changes in internal control over financial reporting, are being appropriately considered within testing for effectiveness with respect to the migration. During the three months ended June 30, 2019, we completed the migration with respect to our businesses in the Europe, Middle East and Africa region (“EMEA”). In the third quarter of 2019, we expect to complete the migration globally.
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

AVANOS MEDICAL, INC.
(Registrant)

August 6, 2019	By:	/s/ Warren J. Machan
Warren J. Machan
Senior Vice President, Business Strategy
and Interim Chief Financial Officer
(Principal Financial Officer)

August 6, 2019	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)