Form 10-Q
period 2019-09-30
Avanos Medical, Inc.
filed 2019-11-05
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Yes  ☐    No  ☒
As of October 31, 2019, there were 47,928,872 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales	$171.4	$165.1	$507.8	$482.4
Cost of products sold	76.4	60.4	215.3	191.9
Gross Profit	95.0	104.7	292.5	290.5
Research and development	9.6	10.5	29.3	31.2
Selling and general expenses	94.4	86.3	295.5	252.5
Other expense (income), net	9.1	0.9	20.2	(2.0)
Operating (Loss) Income	(18.1)	7.0	(52.5)	8.8
Interest income	1.3	2.2	5.7	5.4
Interest expense	(3.5)	(4.2)	(10.7)	(22.9)
(Loss) Income Before Income Taxes	(20.3)	5.0	(57.5)	(8.7)
Income tax benefit (provision)	8.8	(0.8)	17.7	2.9
(Loss) Income from Continuing Operations	(11.5)	4.2	(39.8)	(5.8)
Income from Discontinued Operations, net of tax	—	—	—	65.5
Net (Loss) Income	$(11.5)	$4.2	$(39.8)	$59.7

(Loss) Earnings Per Share
Basic:
Continuing Operations	$(0.24)	$0.09	$(0.84)	$(0.12)
Discontinued Operations	—	—	—	1.39
Basic (Loss) Earnings Per Share	$(0.24)	$0.09	$(0.84)	$1.27

Diluted:
Continuing Operations	$(0.24)	$0.09	$(0.84)	$(0.12)
Discontinued Operations	—	—	—	1.39
Diluted (Loss) Earnings Per Share	$(0.24)	$0.09	$(0.84)	$1.27

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (Loss) Income	$(11.5)	$4.2	$(39.8)	$59.7
Other Comprehensive (Loss) Income, net of tax
Unrealized currency translation adjustments	(3.7)	1.6	(1.1)	0.9
Defined benefit plans	—	—	—	0.7
Cash flow hedges	—	—	—	(0.8)
Total Other Comprehensive (Loss) Income, net of tax	(3.7)	1.6	(1.1)	0.8
Comprehensive (Loss) Income	$(15.2)	$5.8	$(40.9)	$60.5

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$214.4	$384.5
Accounts receivable, net of allowances	157.7	150.5
Inventories	144.5	121.4
Prepaid expenses and other current assets	29.9	57.2
Total Current Assets	546.5	713.6
Property, Plant and Equipment, net	182.1	154.1
Operating Lease Right-of-Use Assets	64.0	—
Goodwill	800.5	783.6
Other Intangible Assets, net	189.5	168.2
Deferred Tax Assets	12.3	6.3
Other Assets	12.8	7.6
TOTAL ASSETS	$1,807.7	$1,833.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of operating lease liabilities	$14.5	$—
Trade accounts payable	94.7	169.9
Accrued expenses	108.9	94.4
Total Current Liabilities	218.1	264.3
Long-Term Debt	247.9	247.7
Operating Lease Liabilities	62.5	—
Deferred Tax Liabilities	0.5	4.4
Other Long-Term Liabilities	11.8	19.8
Total Liabilities	540.8	536.2

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 47,719,954 outstanding as of September 30, 2019 and 47,444,340 outstanding as of December 31, 2018	0.5	0.5
Additional paid-in capital	1,592.1	1,578.1
Accumulated deficit	(282.2)	(242.4)
Treasury stock	(8.7)	(5.3)
Accumulated other comprehensive loss	(34.8)	(33.7)
Total Stockholders’ Equity	1,266.9	1,297.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,807.7	$1,833.4

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common Stock	$0.5	$0.5	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,586.8	1,567.7	1,578.1	1,550.5
Exercise or redemption of share-based awards	2.5	5.4	5.2	17.0
Stock-based compensation expense	2.8	2.4	8.8	8.0
Additional Paid-in Capital, end of period	1,592.1	1,575.5	1,592.1	1,575.5
Accumulated Deficit, beginning of period	(270.7)	(244.4)	(242.4)	(299.9)
Net (loss) income	(11.5)	4.2	(39.8)	59.7
Accumulated Deficit, end of period	(282.2)	(240.2)	(282.2)	(240.2)
Treasury Stock, beginning of period	(8.6)	(5.1)	(5.3)	(4.4)
Purchases of treasury stock	(0.1)	—	(3.4)	(0.7)
Treasury Stock, end of period	(8.7)	(5.1)	(8.7)	(5.1)
Accumulated Other Comprehensive Loss, beginning of period	(31.1)	(32.1)	(33.7)	(31.3)
Other comprehensive (loss) income, net of tax	(3.7)	1.6	(1.1)	0.8
Accumulated Other Comprehensive Loss, end of period	(34.8)	(30.5)	(34.8)	(30.5)
Total Stockholders’ Equity, end of period	$1,266.9	$1,300.2	$1,266.9	$1,300.2

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net (loss) income	$(39.8)	$59.7
Depreciation and amortization	25.6	24.5
Stock-based compensation expense	8.8	8.0
Net non-cash gain on Divestiture	—	(98.4)
Net loss on asset dispositions	0.5	1.3
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	7.9	57.3
Inventories	(20.2)	(34.3)
Prepaid expenses and other assets	28.9	(36.9)
Accounts payable	(72.1)	(71.5)
Accrued expenses	(9.6)	(37.9)
Other	(1.6)	(10.0)
Cash Used in Operating Activities	(71.6)	(138.2)
Investing Activities
Capital expenditures	(42.5)	(31.4)
Acquisition of assets and businesses, net of cash acquired	(57.5)	(65.6)
Proceeds from the Divestiture	—	754.3
Cash (Used in) Provided by Investing Activities	(100.0)	657.3
Financing Activities
Debt repayments	(0.2)	(339.0)
Purchases of treasury stock	(3.4)	(0.6)
Proceeds from the exercise of stock options	5.2	16.8
Cash Provided by (Used in) Financing Activities	1.6	(322.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.1)	(4.2)
(Decrease) Increase in Cash and Cash Equivalents	(170.1)	192.1
Cash and Cash Equivalents - Beginning of Period	384.5	219.7
Cash and Cash Equivalents - End of Period	$214.4	$411.8

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
On April 30, 2018, we closed the sale of our Surgical and Infection Prevention (“S&IP”) business, including the name “Halyard Health” (and all variations thereof and related intellectual property rights) (the “Divestiture”). Accordingly, the Company’s name was changed from “Halyard Health, Inc.” to “Avanos Medical, Inc.” effective June 30, 2018. The results of operations from our former S&IP business are reported in the accompanying condensed consolidated income statements as “Income from Discontinued Operations, net of tax” for the three and nine months ended September 30, 2018.
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
Annual Goodwill Impairment Test
We test goodwill for impairment annually or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying value. We operate as a single reportable operating segment with one reporting unit. The fair value of our reporting unit was estimated using a combination of income (discounted cash flow analysis) and market approaches. The income approach is dependent upon several assumptions regarding future periods such as future sales growth and a terminal growth rate. A weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present values. The WACC was based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to our company. The market approach estimates the value of our company using a market capitalization approach.
We completed our annual goodwill impairment test as of July 1, 2019, and we determined that the fair value substantially exceeds the net carrying value of our reporting unit.
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
As a result of Topic 842 adoption, we have operating lease liabilities of $77.0 million and corresponding ROU assets of $64.0 million as of September 30, 2019. For other disclosures regarding our lease obligations, see “Leases” in Note 6 herein.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. The ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and regarding the range and weighted average of unobservable inputs used in Level 3 fair value measurements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The removal of certain disclosures is to be applied retrospectively for all periods presented, but the additional required disclosures are to be prospectively applied, and early application is permitted. We do not expect any transfers between Level 1 and Level 2 of the fair value hierarchy, and as of September 30, 2019, we have no assets or liabilities with fair value measurements in Level 3 of the fair value hierarchy. Accordingly, we do not expect adoption of this ASU to have a material effect on our financial position, results of operations or cash flows.
Note 2.    Business Acquisitions
Endoclear LLC
On September 19, 2019, we acquired substantially all the assets of Endoclear, LLC (“Endoclear”). The initial purchase price was $3.5 million plus future contingent payments with an estimated fair value of $5.5 million, subject to certain adjustments as defined in the purchase agreement. Endoclear develops and markets airway management devices that are complementary to our existing respiratory health portfolio.
Summit Medical Products, Inc.
On August 7, 2019, we acquired substantially all the assets of Summit Medical Products, Inc. (“Summit”) for $15.6 million plus future contingent payments with an estimated fair value of $1.7 million, subject to certain adjustments as defined in the purchase agreement. Summit develops and markets the ambIT® family of ambulatory electronic infusion pumps, with annual net sales of approximately $7 million. The accompanying condensed consolidated income statement includes approximately $1.2 million of net sales of Summit products.
NeoMed, Inc.
On April 16, 2019, we acquired a minority interest in NeoMed, Inc. (“NeoMed”) for $7.0 million. NeoMed is a market-leading medical device company that is focused on specialized feeding and medication dosing for low birth weight, neonatal and pediatric patients. On July 8, 2019, we acquired all of the outstanding shares of NeoMed for a purchase price of $33.5 million, which includes the base purchase price of $28.0 million plus certain agreed-upon items at the closing date, net of cash acquired, and subsequently adjusted for certain items as defined in the purchase agreement. NeoMed’s net sales were $37 million in

2018. NeoMed’s net sales for the period from July 8, 2019 through September 30, 2019 were $9.3 million and are included in the accompanying condensed consolidated income statement.
Cool Systems, Inc.
On July 1, 2018, we acquired Cool Systems, Inc. for $65.7 million, net of cash acquired, which was based on a purchase price of $65.0 million plus certain adjustments as provided in the purchase agreement. Cool Systems is marketed as Game Ready® and is hereinafter referred to as “Game Ready.” In the nine months ended September 30, 2019, the purchase price allocation for Game Ready was finalized, resulting in a $1.9 million reduction of goodwill. The goodwill arising from the Game Ready acquisition is now $18.7 million.
Purchase Price Allocation
We accounted for each of the acquisitions described above under the acquisition method of accounting for business combinations. Accordingly, the purchase price paid is allocated to the underlying net assets in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values is recorded as goodwill. The allocation of the purchase price for each of the acquisitions described above is as follows:

	EndoClear(a)	Summit(a)	NeoMed(a)	Game Ready(b)
Current assets acquired net of liabilities assumed	$0.5	$0.5	$11.2	$8.8
Property, plant and equipment	—	0.1	2.0	1.0
Identifiable intangible assets	4.0	16.3	16.1	40.0
Other noncurrent assets (liabilities), net	—	—	0.3	(0.3)
Deferred tax liabilities	—	—	(3.0)	(0.2)
Goodwill	4.5	0.4	13.9	18.7
Total	$9.0	$17.3	$40.5	$68.0
_______________________________________________

(a)	The EndoClear, Summit and NeoMed transactions closed during the third quarter of 2019. Accordingly, the purchase price allocations in the table above are preliminary.

(b)	Game Ready was acquired on July 1, 2018 and the purchase price allocation was finalized on June 30, 2019.
The following unaudited pro-forma information is presented in the table below for the three and nine months ended September 30, 2019 and 2018 as if each of the acquisitions had occurred on January 1 of the year prior to the acquisition date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 (unaudited)	2018 (unaudited)	2019 (unaudited)	2018 (unaudited)
Net Sales	$172.2	$178.0	$544.3	$535.2

Net Income	$(21.2)	$5.7	$(50.2)	$58.1

Earnings per share:
Basic	$(0.45)	$0.12	$(1.05)	$1.23
Diluted	$(0.45)	$0.12	$(1.05)	$1.22

The pro-forma financial information has been adjusted to include the effects of acquisition, including acquisition-related costs, amortization of acquired intangibles and related tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisitions occurred on January 1 of the year prior to the acquisition date.
We have initiated activities to integrate the assets and businesses acquired into our operations, which are described in Note 3, “Restructuring Activities.” We expect the integration of our acquisitions will be substantially complete by the end of 2020.

Note 3.     Restructuring Activities
Post-Divestiture Restructuring Plan
In conjunction with the Divestiture, we began a multi-phase restructuring plan (the “Plan”) intended to align our organizational structure, information technology platform, supply chain and distribution channels to be more appropriate for the size and scale of our remaining Medical Devices business. Each phase of the restructuring plan is described below:
Organizational Alignment: In December 2017, we initiated the first phase of the Plan, which was intended to align our organizational and management structure with our remaining Medical Devices business. We expect to incur up to $18.0 million of pre-tax costs, of which approximately $10.0 million is for employee retention, severance and benefits and the remainder for third-party services and other related costs. These are cash costs that will be incurred as we execute the Plan, which we expect to substantially complete by the end of 2019.
In the three and nine months ended September 30, 2019, we incurred $0.5 million and $2.5 million, respectively, of costs that are included in “Selling and general expenses” in the accompanying condensed consolidated income statement, compared to $1.9 million and $6.4 million, respectively, in the three and nine months ended September 30, 2018.
Plan-to-date, we have incurred $17.2 million of expenses, of which $10.1 million was for employee retention, severance and benefits and the remainder for third-party services and other costs.
Information Technology Systems: The sale price the Company received upon closing the Divestiture included the sale of the Company’s IT systems. The sale of the IT systems enables the Company to migrate to an IT platform that is more appropriate for its business and size. Accordingly, in March 2018, we launched the second phase of the Plan to restructure and enhance the Company’s IT systems (the “ITS Plan”).
Based on milestones achieved to date, the Company’s current expectation is to incur up to $75.0 million to complete the implementation of the ITS Plan, of which $55.0 million qualified for capitalization. The remainder, primarily consulting and other costs, are expensed as incurred. We incurred $7.6 million and $12.2 million, respectively, of costs related to the ITS Plan in the three and nine months ended September 30, 2019 which are included in “Selling and general expenses” in the accompanying condensed consolidated income statements compared to $3.2 million and $5.5 million, respectively, in the three and nine months ended September 30, 2018. Plan-to-date, we have incurred $18.6 million of costs that were expensed as incurred and $54.6 million of costs that were capitalized, including $5.0 million of capitalized internal labor costs. The Company will complete the migration to its new IT platform in conjunction with post-divestiture network separation in the fourth quarter of 2019, and accordingly, expects to substantially complete the ITS Plan by the end of 2019.
Cost Transformation: In June 2019, the third and final phase of the Plan was approved. This third phase relates to optimizing the Company’s procurement, manufacturing, and supply chain operations (the “Cost Transformation”). The Company expects to incur between $11.0 million and $13.0 million to execute the Cost Transformation, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend between $8.0 million to $12.0 million of incremental capital through 2021 in support of the Cost Transformation. The Company expects to complete the Cost Transformation by the end of 2021. We have incurred $0.3 million and $1.5 million of costs related to Cost Transformation in the three and nine months ended September 30, 2019.
Integration of Business Acquisitions
During the third quarter of 2019, we initiated activities to integrate the asset and business acquisitions described in Note 2, “Business Acquisitions” into our operations, and where appropriate, re-align our organization accordingly. We expect to incur up to $17.0 million of costs, primarily for employee retention, severance and benefits and lease termination costs. In the three months ended September 30, 2019, we have incurred $5.3 million of expense for employee retention, severance and benefits. We expect the integration of our acquisitions will be substantially complete by the end of 2020.
Restructuring Liability
We have a liability for employee retention, severance and benefits associated with our restructuring activities, which is summarized below (in millions):

Accrual
Balance, December 31, 2018	$5.7
Charges and adjustments, net	6.8
Payments	(6.4)
Balance, September 30, 2019	$6.1

Note 4.     Discontinued Operations
The results of operations from our former S&IP business are reported in the accompanying condensed consolidated income statements as “Income from Discontinued Operations, net of tax” for the three and nine months ended September 30, 2018.
The following table summarizes the financial results of our discontinued operations for the three and nine months ended September 30, 2018 (in millions):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net Sales	$—	$353.0
Cost of products sold	—	260.3
Research and development	—	1.1
Selling, general and other expenses	—	38.1
Gain on Divestiture	—	(89.9)
Other expense, net	—	0.4
Income from Discontinued Operations before income taxes	—	143.0
Tax provision from discontinued operations	—	(77.5)
Income from Discontinued Operations, net of tax	$—	$65.5

In accordance with GAAP, only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, certain expenses that were historically presented as a component of the S&IP business were kept in continuing operations. These expenses, on a pre-tax basis, were $37.0 million for the nine months ended September 30, 2018.
The following table provides operating and investing cash flow information for our discontinued operations (in millions):

Nine Months Ended September 30, 2018
Operating Activities: Stock-based compensation expense	$(1.5)
Investing Activities: Capital expenditures	2.9

Note 5.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	September 30, 2019	December 31, 2018
Accounts receivable	$160.5	$152.2
Allowances and doubtful accounts:
Doubtful accounts	(2.5)	(1.4)
Sales discounts	(0.3)	(0.2)
Sales returns	—	(0.1)
Accounts receivable, net	$157.7	$150.5

Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	September 30, 2019			December 31, 2018
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$42.6	$2.8	$45.4	$39.6	$1.5	$41.1
Work in process	31.8	0.4	32.2	22.1	0.4	22.5
Finished goods	55.2	18.3	73.5	50.1	13.7	63.8
Supplies and other	—	4.3	4.3	—	5.8	5.8
	129.6	25.8	155.4	111.8	21.4	133.2
Excess of FIFO or weighted-average cost over LIFO cost	(10.9)	—	(10.9)	(11.8)	—	(11.8)
Total	$118.7	$25.8	$144.5	$100.0	$21.4	$121.4

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	September 30, 2019	December 31, 2018
Land	$0.9	$0.9
Buildings	46.6	43.5
Machinery and equipment	150.3	141.2
Construction in progress	77.6	52.7
	275.4	238.3
Less accumulated depreciation	(93.3)	(84.2)
Total	$182.1	$154.1

Construction in progress includes $59.8 million and $37.3 million of costs capitalized in connection with (i) implementation of a new IT platform (see Note 3 for further discussion) and (ii) post-divestiture network separation as of September 30, 2019 and December 31, 2018, respectively.
Depreciation expense was $3.5 million and $10.8 million for the three and nine months ended September 30, 2019 compared to $3.5 million and $9.8 million for the three and nine months ended September 30, 2018, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2018	$783.6
Goodwill acquired(a)	18.8
Purchase accounting adjustment	(1.9)
Currency translation adjustment	—
Balance, September 30, 2019	$800.5
___________________________________
(a) We acquired goodwill in connection with the acquisitions described in Note 2, “Business Acquisitions.”

Intangible assets subject to amortization consist of the following (in millions):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$83.5	$(55.6)	$27.9	$83.1	$(52.2)	$30.9
Patents and acquired technologies	260.8	(153.7)	107.1	259.5	(144.4)	115.1
Other	88.8	(34.3)	54.5	54.4	(32.2)	22.2
Total	$433.1	$(243.6)	$189.5	$397.0	$(228.8)	$168.2

Amortization expense for intangible assets was $5.2 million and $14.8 million for the three and nine months ended September 30, 2019 compared to $5.4 million and $14.6 million for the three months and nine months ended September 30, 2018, respectively. We estimate amortization expense for the remainder of 2019 and the following four years and beyond will be (in millions):

For the years ending December 31,	Amount
2019	$5.4
2020	18.5
2021	17.0
2022	15.9
2023	15.3
Thereafter	117.4
Total	$189.5

Accrued Expenses
Accrued expenses consist of the following (in millions):

	September 30, 2019	December 31, 2018
Accrued rebates	$40.3	$26.1
Accrued salaries and wages	23.7	27.0
Accrued taxes	3.8	6.5
Other	41.1	34.8
Total	$108.9	$94.4

Accrued rebates represent amounts accrued for estimated incentives earned by customers.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	September 30, 2019	December 31, 2018
Taxes payable	$0.4	$0.4
Accrued compensation benefits	6.1	4.3
Other	5.3	15.1
Total	$11.8	$19.8

Note 6.    Leases
Our lease obligations relate primarily to our principal executive offices along with various manufacturing, warehouse and distribution facilities located throughout the world. For leases with terms greater than twelve months, we record an ROU asset and corresponding lease obligation. As of September 30, 2019, all our leasing arrangements were operating leases. Many of our leases include escalating rent payments, renewal options and termination options, which are considered in our determination of straight-line rent expense when appropriate. Many of our leases also include additional amounts for common area maintenance and taxes. We have elected not to separate lease and non-lease components in the determination of straight-line rent expense. For a majority of our leases, an implicit lease rate is not available. Accordingly, we use a rate that approximates our incremental secured borrowing rate.
The table below summarizes information related to ROU assets and lease liabilities that are included in the accompanying condensed consolidated balance sheet (dollars in millions):

As of September 30, 2019
Assets
Operating lease right-of-use assets	$64.0

Liabilities
Current portion of operating lease liabilities	14.5
Operating lease liabilities	62.5
Total Operating Lease Liabilities	$77.0

Weighted average remaining lease term	7.4 years
Weighted average discount rate	4.6%

The table below summarizes costs and cash flows arising from our lease arrangements in the three and nine months ended September 30, 2019 (in millions):

	Three Months ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$3.4	$9.3
Short-term lease cost	0.4	1.5
Variable lease cost	0.6	1.4
Total lease cost	$4.4	$12.2

Cash paid for amounts included in the measurement of lease liabilities	$4.0	$13.0
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$21.2

The future minimum obligations under operating leases having non-cancelable terms in excess of one year for the remainder of 2019 and the following four years and beyond will be (in millions):

For the years ending December 31,	Amount
2019	$4.3
2020	14.9
2021	14.1
2022	13.7
2023	11.5
Thereafter	34.7
Future minimum obligations	$93.2

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
In the nine months ended September 30, 2019, there were no transfers among Level 1, 2 or 3 fair value determinations.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		September 30, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$214.4	$214.4	$384.5	$384.5
Liabilities
Senior Unsecured Notes	1	247.9	254.4	247.7	250.9

Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of the senior unsecured notes was based on observable market prices based on trading activity on a primary exchange.
Note 8.     Debt
As of September 30, 2019 and December 31, 2018, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	September 30, 2019	December 31, 2018
Senior Unsecured Notes	6.25%	2022	$249.8	$250.0
Unamortized Debt Discounts and Issuance Costs			(1.9)	(2.3)
Total Debt, net			$247.9	$247.7

Senior Unsecured Notes
The Senior Unsecured Notes (the “Notes”) will mature on October 15, 2022. Interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Unamortized debt discount and issuance costs are being amortized over the life of the Notes using the interest method, resulting in an effective interest rate of 6.51% as of September 30, 2019.
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

To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of September 30, 2019, we had no borrowings and letters of credit of $0.7 million outstanding under the Revolving Credit Facility.
Note 9.    Accumulated Other Comprehensive Income
The changes in the components of AOCI, net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$(34.3)	$0.1	$0.5	$(33.7)
Other comprehensive income	(1.1)	—	—	(1.1)
Balance, September 30, 2019	$(35.4)	$0.1	$0.5	$(34.8)
The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized translation	$(3.7)	$1.6	$(1.1)	$0.9
Defined benefit pension plans	—	—	—	0.9
Tax effect	—	—	—	(0.2)
Defined benefit pension plans, net of tax	—	—	—	0.7
Cash flow hedges	—	—	—	(1.0)
Tax effect	—	—	—	0.2
Cash flow hedges, net of tax	—	—	—	(0.8)
Change in AOCI	$(3.7)	$1.6	$(1.1)	$0.8

Note 10.     Stock-Based Compensation
Aggregate stock-based compensation expense was $2.8 million and $8.8 million for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, stock-based compensation was $2.4 million and $8.0 million.
Stock-based compensation expense related to stock options was $0.7 million and $2.4 million in the three and nine months ended September 30, 2019 compared to $0.3 million and $1.9 million in the three and nine months ended September 30, 2018, respectively.
Expense related to time-based restricted share units was $0.6 million and $3.2 million in the three and nine months ended September 30, 2019 compared to $0.7 million and $2.8 million in the three months and nine months ended September 30, 2018, respectively.
Stock-based compensation expense related to performance-based restricted share units was $1.4 million and $3.1 million in the three and nine months ended September 30, 2019 compared to $1.4 million and $3.3 million in the three months and nine months ended September 30, 2018, respectively.
Note 11.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the three and nine months ended September 30, 2019, we incurred $8.0 million and $21.4 million, respectively, of expenses related to these matters compared to $3.7 million and $6.6 million in the three and nine months ended September 30, 2018, respectively.

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
On May 25, 2017, we filed post-trial motions seeking, among other things, to have the award of punitive damages reduced. On April 11, 2018, the court issued an Amended Judgment in favor of the plaintiff and against us and Kimberly-Clark that substantially reduced the punitive damages awards. The judgment against us is now $0.3 million in compensatory damages and pre-judgment interest and $1.3 million in punitive damages. The judgment against Kimberly-Clark is now $3.9 million in compensatory damages, $1.3 million in pre-judgment interest, and $19.4 million in punitive damages.
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
Effective September 10, 2019, Kimberly-Clark, Avanos and Medline entered into a confidential settlement agreement and mutual release that resolved all asserted claims and counterclaims, and that agreement has no material effect on Avanos’s financial condition or results of operations.
Naeyaert
On April 13, 2017, Kimberly-Clark was served with a complaint in the matter styled Christopher Naeyaert v. Kimberly-Clark Corporation, et al., No. PSC 1603503 (County of Riverside, Superior Court of California), filed on July 21, 2016. In that case, the plaintiff makes allegations similar to those in Bahamas and brings causes of action similar to those in Bahamas, except the allegations and causes of action relate to the Ultra surgical gown. On June 5, 2017, Kimberly-Clark moved to dismiss the complaint. On August 21, 2017, Naeyaert filed an amended complaint and on September 18, 2017, Kimberly-Clark filed a motion to dismiss the amended complaint. On September 28, 2018, the court granted in part Kimberly-Clark’s motion but allowed Naeyaert leave to amend his complaint. On October 12, 2018, Naeyaert filed a Third Amended Complaint. On October 26, 2018, Kimberly-Clark answered the Third Amended Complaint. On September 23, 2019, Kimberly-Clark moved for summary judgment in this matter on the basis that there is no competent evidence to support plaintiff’s claims.
On October 16, 2019, Kimberly-Clark reached a confidential oral agreement with Naeyaert to settle all claims, and to dismiss this action with prejudice. The parties are finalizing a confidential written settlement agreement which is expected to be signed during November. The terms of the settlement will have no material effect on Avanos’s financial condition or results of operations.
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
As of September 30, 2019, we have an accrued liability for the matters described herein. The accrued liability is included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us; (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be materially different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Loss) Income from continuing operations	$(11.5)	$4.2	(39.8)	(5.8)
Income from discontinued operations, net of tax	—	—	—	65.5
Net (Loss) Income	$(11.5)	$4.2	(39.8)	59.7

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	47.7	47.3	47.6	47.1
Dilutive effect of stock options and restricted share unit awards	—	1.3	—	—
Diluted weighted average shares outstanding	47.7	48.6	47.6	47.1
(Loss) Earnings Per Share:
Basic:
Continuing operations	$(0.24)	$0.09	$(0.84)	$(0.12)
Discontinued operations	$—	$—	$—	$1.39
Basic (Loss) Earnings Per Share	$(0.24)	$0.09	$(0.84)	$1.27

Diluted:
Continuing operations	$(0.24)	$0.09	$(0.84)	$(0.12)
Discontinued operations	$—	$—	$—	$1.39
Diluted (Loss) Earnings Per Share	$(0.24)	$0.09	$(0.84)	$1.27

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
For each of the three and nine months ended September 30, 2019, 1.2 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive. In the prior year, the 1.2 million shares were excluded from the earnings per share calculation for the nine months ended September 30, 2018 due to a year-to-date loss from continuing operations.
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

We provide a portfolio of innovative product offerings focused on pain management and chronic care, which includes respiratory and digestive health, to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Chronic care	$98.0	$93.6	$300.3	$287.8
Pain management	73.4	71.5	207.5	194.6
Total Net Sales	$171.4	$165.1	$507.8	$482.4

Chronic care is focused on (i) digestive health products such as our Mic-Key enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal feeding solutions and (ii) respiratory health products such as our Ballard closed airway suction systems and oral care kits.
Pain management is focused on non-opioid solutions including (i) acute pain products such as On-Q and ambIT® surgical pain pumps and Game Ready cold and compression therapy systems and (ii) interventional pain solutions, which provides minimally invasive pain relieving therapies, such as our Coolief pain therapy.
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
The following condensed consolidating balance sheets as of September 30, 2019 and December 31, 2018, the condensed consolidating statements of income for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018 provide condensed consolidating financial information for Parent, the Guarantor Subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidated basis.
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

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$161.4	$36.6	$(26.6)	$171.4
Cost of products sold	—	74.9	28.1	(26.6)	76.4
Gross Profit	—	86.5	8.5	—	95.0
Research and development	—	9.6	—	—	9.6
Selling and general expenses	10.3	73.4	10.7	—	94.4
Other expense (income), net	0.4	9.7	(1.0)	—	9.1
Operating Loss	(10.7)	(6.2)	(1.2)	—	(18.1)
Interest income	0.9	—	1.1	(0.7)	1.3
Interest expense	(4.4)	0.3	(0.1)	0.7	(3.5)
Loss Before Income Taxes	(14.2)	(5.9)	(0.2)	—	(20.3)
Income tax benefit	3.5	5.0	0.3	—	8.8
Equity in earnings of consolidated subsidiaries	(0.8)	1.6	—	(0.8)	—
Net (Loss) Income	(11.5)	0.7	0.1	(0.8)	(11.5)
Total other comprehensive loss, net of tax	(3.7)	(1.0)	(3.8)	4.8	(3.7)
Comprehensive Loss	$(15.2)	$(0.3)	$(3.7)	$4.0	$(15.2)

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Three Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$170.9	$13.4	$(19.2)	$165.1
Cost of products sold	—	73.7	5.8	(19.1)	60.4
Gross Profit	—	97.2	7.6	(0.1)	104.7
Research and development	—	10.5	—	—	10.5
Selling and general expenses	11.4	65.3	9.6	—	86.3
Other expense (income), net	1.0	1.4	(1.7)	0.2	0.9
Operating (Loss) Income	(12.4)	20.0	(0.3)	(0.3)	7.0
Interest income	0.7	—	2.5	(1.0)	2.2
Interest expense	(4.3)	(0.8)	(0.1)	1.0	(4.2)
(Loss) Income Before Income Taxes	(16.0)	19.2	2.1	(0.3)	5.0
Income tax benefit (provision)	4.1	(0.1)	(4.8)	—	(0.8)
Equity in earnings of consolidated subsidiaries	16.2	2.5	—	(18.7)	—
Net Income (Loss)	4.3	21.6	(2.7)	(19.0)	4.2
Total other comprehensive income, net of tax	1.6	2.7	2.1	(4.8)	1.6
Comprehensive Income (Loss)	$5.9	$24.3	$(0.6)	$(23.8)	$5.8

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Nine Months Ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$477.9	$96.4	$(66.5)	$507.8
Cost of products sold	—	209.4	72.4	(66.5)	215.3
Gross Profit	—	268.5	24.0	—	292.5
Research & development	—	29.3	—	—	29.3
Selling and general expenses	25.6	239.5	30.4	—	295.5
Other expense (income), net	0.4	26.4	(6.6)	—	20.2
Operating (Loss) Income	(26.0)	(26.7)	0.2	—	(52.5)
Interest income	4.2	0.1	4.0	(2.6)	5.7
Interest expense	(13.0)	(0.1)	(0.2)	2.6	(10.7)
(Loss) Income Before Income Taxes	(34.8)	(26.7)	4.0	—	(57.5)
Income tax benefit (provision)	8.5	10.1	(0.9)	—	17.7
Equity in earnings of consolidated subsidiaries	(13.5)	6.3	—	7.2	—
Net (Loss) Income	(39.8)	(10.3)	3.1	7.2	(39.8)
Total other comprehensive (loss) income, net of tax	(1.1)	1.4	(1.9)	0.5	(1.1)
Comprehensive (Loss) Income	$(40.9)	$(8.9)	$1.2	$7.7	$(40.9)

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Nine Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$513.9	$125.4	$(156.9)	$482.4
Cost of products sold	(0.8)	247.6	101.9	(156.8)	191.9
Gross Profit	0.8	266.3	23.5	(0.1)	290.5
Research and development	—	31.2	—	—	31.2
Selling and general expenses	32.0	187.3	33.2	—	252.5
Other (income) expense, net	(1.2)	2.7	(7.6)	4.1	(2.0)
Operating (Loss) Income	(30.0)	45.1	(2.1)	(4.2)	8.8
Interest income	2.5	0.1	5.7	(2.9)	5.4
Interest expense	(23.2)	(2.4)	(0.2)	2.9	(22.9)
(Loss) Income before Income Taxes	(50.7)	42.8	3.4	(4.2)	(8.7)
Income tax benefit (provision)	12.9	(1.3)	(8.7)	—	2.9
Equity in earnings of consolidated subsidiaries	104.0	143.1	—	(247.1)	—
Net Income (Loss) from Continuing Operations	66.2	184.6	(5.3)	(251.3)	(5.8)
(Loss) Income from discontinued operations, net of tax	(6.5)	(49.9)	121.9	—	65.5
Net Income	59.7	134.7	116.6	(251.3)	59.7
Total other comprehensive income, net of tax	0.8	5.5	1.4	(6.9)	0.8
Comprehensive Income	$60.5	$140.2	$118.0	$(258.2)	$60.5

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$113.7	$31.7	$69.0	$—	$214.4
Accounts receivable, net of allowances	2.2	1,184.4	202.9	(1,231.8)	157.7
Inventories	—	129.2	15.3	—	144.5
Prepaid expenses and other current assets	2.6	25.7	1.6	—	29.9
Total Current Assets	118.5	1,371.0	288.8	(1,231.8)	546.5
Property, Plant and Equipment, net	—	157.8	24.3	—	182.1
Operating Lease Right-of-Use Assets	—	56.2	7.8	—	64.0
Investment in Consolidated Subsidiaries	2,444.3	334.0	—	(2,778.3)	—
Goodwill	—	785.5	15.0	—	800.5
Other Intangible Assets, net	—	181.8	7.7	—	189.5
Other Assets	1.6	21.6	1.9	—	25.1
TOTAL ASSETS	$2,564.4	$2,907.9	$345.5	$(4,010.1)	$1,807.7

LIABILITIES AND EQUITY
Current Liabilities
Current portion of operating lease liabilities	$—	$12.2	$2.3	$—	$14.5
Trade accounts payable	1,036.6	242.7	32.4	(1,217.0)	94.7
Accrued expenses	11.5	99.7	12.5	(14.8)	108.9
Total Current Liabilities	1,048.1	354.6	47.2	(1,231.8)	218.1
Long-Term Debt	247.9	—	—	—	247.9
Operating Lease Liabilities	—	56.6	5.9	—	62.5
Other Long-Term Liabilities	1.5	7.9	2.9	—	12.3
Total Liabilities	1,297.5	419.1	56.0	(1,231.8)	540.8
Total Equity	1,266.9	2,488.8	289.5	(2,778.3)	1,266.9
TOTAL LIABILITIES AND EQUITY	$2,564.4	$2,907.9	$345.5	$(4,010.1)	$1,807.7

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

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(23.8)	$(70.4)	$22.6	$—	$(71.6)
Investing Activities
Capital expenditures	—	(38.1)	(4.4)	—	(42.5)
Acquisition of assets and businesses, net of cash acquired	(57.5)	—	—	—	(57.5)
Intercompany contributions	—	110.4	0.1	(110.5)	—
Cash (Used in) Provided by Investing Activities	(57.5)	72.3	(4.3)	(110.5)	(100.0)
Financing Activities
Intercompany contributions	(110.5)	—	—	110.5	—
Debt repayments	(0.2)	—	—	—	(0.2)
Purchases of treasury stock	(3.4)	—	—	—	(3.4)
Proceeds from the exercise of stock options	5.2	—	—	—	5.2
Cash (Used in) Provided by Financing Activities	(108.9)	—	—	110.5	1.6
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.5	(0.6)	—	(0.1)
(Decrease) Increase in Cash and Cash Equivalents	(190.2)	2.4	17.7	—	(170.1)
Cash and Cash Equivalents, Beginning of Period	303.9	29.3	51.3	—	384.5
Cash and Cash Equivalents, End of Period	$113.7	$31.7	$69.0	$—	$214.4

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(139.3)	$(5.9)	$7.0	$—	$(138.2)
Investing Activities
Capital expenditures	—	(24.9)	(6.5)	—	(31.4)
Acquisition of business, net of cash acquired	(65.6)	—	—	—	(65.6)
Proceeds from the Divestiture	540.0	9.1	205.2	—	754.3
Cash dividends received from subsidiaries	—	233.5	—	(233.5)	—
Intercompany contributions	—	(200.7)	—	200.7	—
Cash Provided by Investing Activities	474.4	17.0	198.7	(32.8)	657.3
Financing Activities
Intercompany contributions	200.7	—	—	(200.7)	—
Debt repayments	(339.0)	—	—	—	(339.0)
Purchases of treasury stock	(0.6)	—	—	—	(0.6)
Proceeds from the exercise of stock options	16.8	—	—	—	16.8
Cash dividends paid to Guarantor	—	—	(233.5)	233.5	—
Cash Used in Financing Activities	(122.1)	—	(233.5)	32.8	(322.8)
Effect of Exchange Rate on Cash and Cash Equivalents	—	(0.5)	(3.7)	—	(4.2)
Increase (Decrease) in Cash and Cash Equivalents	213.0	10.6	(31.5)	—	192.1
Cash and Cash Equivalents, Beginning of Period	114.5	16.0	89.2	—	219.7
Cash and Cash Equivalents, End of Period	$327.5	$26.6	$57.7	$—	$411.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Business Acquisitions
Endoclear LLC
On September 19, 2019, we acquired substantially all the assets of Endoclear, LLC (“Endoclear”). The initial purchase price was $3.5 million plus future contingent payments with an estimated fair value of $5.5 million, subject to certain adjustments as defined in the purchase agreement. Endoclear develops and markets airway management devices that are complementary to our existing respiratory health portfolio.
Summit Medical Products, Inc.
On August 7, 2019, we acquired substantially all the assets of Summit Medical Products, Inc. (“Summit”) for $15.6 million plus future contingent payments with an estimated fair value of $1.7 million, subject to certain adjustments as defined in the purchase agreement. Summit develops and markets the ambIT® family of ambulatory electronic infusion pumps, with annual net sales of approximately $7 million.
NeoMed, Inc.
On April 16, 2019, we acquired a minority interest in NeoMed, Inc. (“NeoMed”) for $7.0 million. NeoMed is a market-leading medical device company that is focused on specialized feeding and medication dosing for low birth weight, neonatal and pediatric patients. On July 8, 2019, we acquired all of the outstanding shares of NeoMed for a purchase price of $33.5 million, which includes the base purchase price of $28.0 million plus certain agreed-upon items at the closing date, net of cash acquired, and subsequently adjusted for certain items as defined in the purchase agreement. NeoMed’s net sales were $37 million in 2018.
Cool Systems, Inc.
On July 1, 2018, we acquired Cool Systems, Inc. for $65.7 million, net of cash acquired, which was based on a purchase price of $65.0 million plus certain adjustments as provided in the purchase agreement. Cool Systems is marketed as Game Ready® and is hereinafter referred to as “Game Ready.” In the nine months ended September 30, 2019, the goodwill arising from our acquisition of Game Ready was reduced by $1.9 million to $18.7 million.
We expect the integration of our acquisitions will be substantially complete by the end of December 2020.
Partnership Agreement
In addition to the acquisitions described above, in July 2019, we signed a partnership and supply agreement with BioQ Pharma, which designs ready-to-use delivery systems for infusible drugs.
Post-Divestiture Transition
Following last year’s divestiture of the Surgical and Infection Prevention (“S&IP”) business (the “Divestiture”), we have been engaged in certain commercial agreements, including transition services agreements (“TSA”), the majority of which are complete. The remainder will terminate by the end of the third quarter of 2020.

In the three and nine months ended September 30, 2019, we have incurred $10.9 million and $43.1 million, respectively, of Divestiture-related costs, consisting primarily of IT consulting and other separation costs. In the nine months ended September 30, 2018, we incurred $17.4 million of costs which are included in “Income from discontinued operations, net of tax” in the condensed consolidated income statement in Item 1 of this report.
Discontinued Operations
As a result of the Divestiture, the results of operations from our former S&IP business are reported as “Income from discontinued operations, net of tax” for the three and nine months ended September 30, 2018. See “Discontinued Operations” in Note 4 to the condensed consolidated financial statements in Item 1 of this report.
Restructuring Activities
Post-Divestiture Restructuring Plan
In conjunction with the Divestiture, we began a multi-phase restructuring plan (the “Plan”) intended to align our organizational structure, information technology platform, supply chain and distribution channels to be more appropriate for the size and scale of our remaining Medical Devices business. Each phase of the restructuring plan is described below:
Organizational Alignment: In December 2017, we initiated the first phase of the Plan, which was intended to align our organizational and management structure with our remaining Medical Devices business (“Organizational Alignment”). We expect to incur up to $18.0 million of pre-tax costs, of which approximately $10.0 million is for employee retention, severance and benefits and the remainder for third-party services and other related costs. These are cash costs that will be incurred as we execute the Plan, which we expect to substantially complete by the end of 2019.
In the three and nine months ended September 30, 2019, we incurred $0.5 million and $2.5 million, respectively, of costs that are included in “Selling and general expenses” in the accompanying condensed consolidated income statement, compared to $1.9 million and $6.4 million, respectively, in the three and nine months ended September 30, 2018.
Plan-to-date, we have incurred $17.2 million of expenses, of which $10.1 million was for employee retention, severance and benefits and the remainder for third-party services and other costs.
Information Technology Systems: The sale price the Company received upon closing the Divestiture included the sale of the Company’s IT systems. The sale of the IT systems enables the Company to migrate to an IT platform that is more appropriate for its business and size. Accordingly, in March 2018, we launched the second phase of the Plan to restructure and enhance the Company’s IT systems (the “ITS Plan”).
Based on milestones achieved to date, the Company’s current expectation is to incur up to $75.0 million to complete the implementation of the ITS Plan, of which $55.0 million qualified for capitalization. The remainder, primarily consulting and other costs, are expensed as incurred. We incurred $7.6 million and $12.2 million, respectively, of costs related to the ITS Plan in the three and nine months ended September 30, 2019 which are included in “Selling and general expenses” in the accompanying condensed consolidated income statements compared to $3.2 million and $5.5 million, respectively, in the three and nine months ended September 30, 2018. Plan-to-date, we have incurred $18.6 million of costs that were expensed as incurred and $54.6 million of costs that were capitalized, including $5.0 million of capitalized internal labor costs. The Company will complete the migration to its new IT platform in conjunction with post-divestiture network separation in the fourth quarter of 2019, and accordingly, expects to substantially complete the ITS Plan by the end of 2019.
Cost Transformation: In June 2019, the third and final phase of the Plan was approved. This third phase relates to optimizing the Company’s procurement, manufacturing, and supply chain operations (“Cost Transformation”). The Company expects to incur between $11.0 million and $13.0 million to execute the Cost Transformation, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend between $8.0 million to $12.0 million of incremental capital through 2021 in support of the Cost Transformation. The Company expects to complete the Cost Transformation by the end of 2021. We have incurred $0.3 million and $1.5 million of costs related to Cost Transformation in the three and nine months ended September 30, 2019.
Integration of Business Acquisitions
In the quarter, we initiated activities to integrate the asset and business acquisitions described in Note 2, “Business Acquisitions” into our operations, and where appropriate, re-align our organization accordingly (“Integration”). We expect to incur up to $17.0 million of costs, primarily for employee retention, severance and benefits and lease termination costs. In the three months ended September 30, 2019, we have incurred $5.3 million of expense for employee retention, severance and benefits. We expect the integration of our acquisitions will be substantially complete by the end of 2020.

Results of Operations and Related Information
Use of Non-GAAP Measures
In this section, we present “Adjusted Operating Profit (Loss)” which is a profitability measure that is not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and is therefore referred to as a non-GAAP measure. We provide this non-GAAP measure because we use it to measure our operational performance and provide greater insight into our ongoing business operations. This measure is not intended to be, and should not be, considered separately from, or an alternative to, the most directly comparable GAAP financial measure. A reconciliation of “Adjusted Operating Profit (Loss)” to the most directly comparable GAAP financial measure is provided under “Adjusted Operating (Loss) Profit.”
Net Sales
Our net sales are summarized in the following tables for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Chronic care	$98.0	$93.6	4.7%	$300.3	$287.8	4.3%
Pain management	73.4	71.5	2.7	207.5	194.6	6.6
Net Sales	$171.4	$165.1	3.8%	$507.8	$482.4	5.3%

		Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net Sales - percentage change	QTD	4%	5%	(1)%	—%	—%
	YTD	5%	7%	(2)%	(1)%	1%
_______________________________________________

(a)	Volume includes incremental sales of NeoMed, Summit and Game Ready products.

(b)	Other includes rounding.
Product Category Descriptions
Chronic care is focused on (i) digestive health products such as our Mic-Key enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal feeding solutions and (ii) respiratory health products such as our Ballard closed airway suction systems and oral care kits.
Pain management is focused on non-opioid solutions including (i) acute pain products, such as On-Q and ambIT® surgical pain pumps and Game Ready cold and compression therapy systems and (ii) interventional pain solutions, which provides minimally invasive pain relieving therapies, such as our Coolief pain therapy.
Third Quarter 2019 Compared to Third Quarter 2018
Net sales of $171.4 million increased 4% compared to the prior year. The NeoMed and Summit acquisitions contributed 6% of volume growth. Besides acquisitions, continued demand for Coolief and respiratory health products was more than offset by lower volume in acute pain and digestive health, along with unfavorable price and mix. Volume was unfavorably affected by a $5.0 million increase in product backorders as a result of our recent migration to a new IT platform. In addition, distributors drew down their inventories during the quarter, primarily in chronic care products, resulting in lower volume.
First Nine Months of 2019 Compared to the First Nine Months of 2018
Net sales of $507.8 million increased 5% compared to the prior year. Game Ready, NeoMed and Summit provided 6% of volume growth. Besides acquisitions, continued demand for Coolief, respiratory health and digestive health products was more than offset by lower volume in acute pain and unfavorable pricing and mix.

Net Sales By Geographic Region
The factors causing volume growth were consistent throughout our geographic regions. Net sales by region is presented in the table below (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Net Sales
North America	$133.9	$130.0	3.0%	$390.0	$374.1	4.3%
Europe, Middle East and Africa	21.0	20.4	2.9	70.1	63.9	9.7
Asia Pacific and Latin America	16.5	14.7	12.2	47.7	44.4	7.4
Total Net Sales	$171.4	$165.1	3.8%	$507.8	$482.4	5.3%
Adjusted Operating (Loss) Profit
A reconciliation of adjusted operating profit, a non-GAAP measure, to operating loss is provided in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating (Loss) Profit, as reported	$(18.1)	$7.0	(52.5)	8.8

Restructuring and IT charges	8.4	5.4	16.2	12.2
Post Divestiture transition charges	10.9	2.3	43.1	(1.0)
Acquisition-related charges	6.7	0.8	8.1	1.1
Litigation and legal	8.0	3.7	21.4	6.6
Intangibles amortization	5.1	5.4	14.6	14.6

Adjusted Operating Profit (non-GAAP)	$21.0	$24.6	$50.9	$42.3
The as-reported operating profit in the prior year comparable periods exclude the S&IP business, which is reported in “Income from discontinued operations, net of tax” in the condensed consolidated income statement for the three and nine months ended September 30, 2018. In accordance with GAAP, only costs specifically identifiable and attributable to a business to be disposed may be allocated to discontinued operations. Accordingly, certain expenses that were historically presented as a component of the S&IP business were kept in continuing operations. These expenses, on a pre-tax basis, were $37.0 million in the nine months ended September 30, 2018.
Other items impacting operating results include:
Post-Divestiture Restructuring Activities: As previously described under “Restructuring Activities,” in the three months ended September 30, 2019, we incurred $8.4 million of costs, including $7.6 million for the ITS Plan, $0.5 million related to Organizational Alignment and $0.3 million for Cost Transformation. In the nine months ended September 30, 2019, we incurred $16.2 million of costs, including $12.2 million for the ITS Plan, $2.5 million related to organizational alignment and $1.5 million for Cost Transformation.
In the three months ended September 30, 2018, we incurred $5.1 million of costs, including $3.2 million for the ITS Plan and $1.9 million related to Organizational Alignment. In the nine months ended September 30, 2018, we incurred $11.9 million of costs, including $5.5 million for IT Transformation and $6.4 million for Organizational Alignment.
Post Divestiture Transition Charges: Costs related to the separation of the S&IP business were $10.9 million and $43.1 million in the three and nine months ended September 30, 2019, respectively. Costs incurred are net of amounts realized from TSA arrangements. In the prior year, we incurred $2.3 million of costs in the three months ended September 30, 2018 and realized $1.0 million, net, from TSA arrangements from the Divestiture date on April 30, 2018 through September 30, 2018.
Acquisition and Integration-related Charges: In the three months ended September 30, 2019, we incurred $6.7 million and $8.1 million, respectively, of costs related to the acquisitions described under “Business Acquisitions.” In the quarter, $5.3 million was for employee retention, severance and benefits related to restructuring and integration of our recent acquisitions. In the prior year, we incurred costs of $0.8 million and $1.1 million in the three and nine months ended September 30, 2018, respectively, primarily related to our acquisition of Game Ready.
Legal Costs: We incurred $8.0 million and $21.4 million for certain litigation matters in the three and nine months ended September 30, 2019, respectively, compared to $3.7 million and $6.6 million in the three and nine months ended September 30, 2018, respectively. Litigation matters are described in “Commitments and Contingencies” in Note 11 to the condensed consolidated financial statements.
Intangibles Amortization: Intangibles amortization related to intangibles acquired in prior business acquisitions was $5.1 million and $14.6 million in the three and nine months ended September 30, 2019, respectively, compared to $5.4 million and $14.6 million in the three and nine months ended September 30, 2018, respectively.
Interest Income and Expense
Interest expense was $3.5 million and $10.7 million in the three and nine months ended September 30, 2019, respectively, compared to $4.2 million and $22.9 million in the comparable periods last year. Following the Divestiture, we repaid the remaining amount owed on our Term Loan Facility, resulting in lower interest expense this year.
Income Taxes
The income tax benefit was $8.8 million and $17.7 million in the three and nine months ended September 30, 2019, respectively, compared to income tax expense of $0.8 million and benefit of $2.9 million in the comparable periods last year. The corresponding effective tax rates were 43.3% and 30.8% in the three and nine months ended September 30, 2019, respectively, compared to 16.0% and 33.3% in the comparable periods last year.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available under our revolving credit facility. While we have recently experienced negative operating cash flow, our operating cash flow has historically been sufficient to meet our working capital requirements and fund capital expenditures. We expect to return to positive operating cash flow after we complete the migration to our IT platform and the separation of the S&IP business. Afterwards, operating cash flow is expected to be a primary source of funds. The cash used in operations is primarily driven by Divestiture and IT-related activities. As of September 30, 2019, $92.4 million of our $214.4 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or result of operations for the foreseeable future. We believe that our ability to generate cash from domestic and international operations and the borrowing capacity under our available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
Cash and cash equivalents decreased by $170.1 million to $214.4 million as of September 30, 2019 compared to $384.5 million as of December 31, 2018. The decrease was driven by $71.6 million used in operations, $57.5 million used to acquire assets and businesses and $42.5 million of capital expenditures.
In the prior year, cash and cash equivalents increased by $192.1 million to $411.8 million as of September 30, 2018 primarily due to $754.3 million of Divestiture proceeds partially offset by $339.0 million of debt repayments, $138.2 million used in operations, $65.6 million used to acquire Game Ready and $31.4 million of capital expenditures.
Operating Activities
Operating activities used $71.6 million in the nine months ended September 30, 2019 primarily driven by our net loss and changes in operating assets and liabilities. Operating activities used $138.2 million in the same period last year, including $98.0 million used to settle Divestiture-related liabilities.
Investing Activities
Investing activities used $100.0 million in the nine months ended September 30, 2019, including $57.5 million used to acquire assets and businesses as described in “Business Acquisitions,” and capital expenditures of $42.5 million. In the prior year, investing activities provided $657.3 million, which includes Divestiture proceeds of $754.3 million partially offset by $65.6 million used to acquire Game Ready and $31.4 million of capital expenditures.

Financing Activities
Financing activities provided $1.6 million in the nine months ended September 30, 2019, and was primarily proceeds from the exercise of stock options partially offset by purchases of treasury stock. In the comparable period last year, financing activities used $322.8 million driven by $339.0 million to retire our senior secured term loan.
Long Term Debt
As of September 30, 2019, debt was $247.9 million, net of unamortized discount, on our Senior Unsecured Notes (the “Notes”) that mature on October 15, 2022.
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
To the extent we remain in compliance with certain financial covenants in our credit agreement, funds under the Revolving Credit Facility are available for our working capital and other liquidity requirements. As of September 30, 2019, we had no borrowings and letters of credit of $0.7 million outstanding under the Revolving Credit Facility.
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
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three and nine months ended September 30, 2019 and 2018 and our financial position as of September 30, 2019 and December 31, 2018. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

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
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, Business Strategy and Interim Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President, Business Strategy and Interim Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
IT System Implementation
As of September 30, 2019, the Company was finalizing the implementation of a new global IT platform. The new IT platform and related applications are designed to support business activities following the divestiture of the S&IP business and post-divestiture network separation. The implementation of a global IT platform affects many of the processes that constitute the Company’s internal control over financial reporting and requires testing for effectiveness during implementation. The Company expects the implementation will improve internal control over financial reporting overall, but the implementation is not in response to any identified deficiency. In the second quarter of this year, we completed the migration to the new IT platform with respect to our businesses in the EMEA region and expect to complete the migration globally in the fourth quarter of 2019.
Transition Services Agreements
In connection with the divestiture of the S&IP business, the Company entered into a series of reciprocal transition services agreements with the buyer pursuant to which the two organizations will provide each other information technology and other back office services to allow both companies to establish their own infrastructure and capabilities. Management has established controls to mitigate risks that personnel of either company may obtain unauthorized access to the other company’s data and will continue to monitor and evaluate the sufficiency of controls. We expect all transition service agreements to terminate by the end of the third quarter of next year.
Except as noted above, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AVANOS MEDICAL, INC.
(Registrant)

November 5, 2019	By:	/s/ Warren J. Machan
Warren J. Machan
Senior Vice President, Business Strategy
and Interim Chief Financial Officer
(Principal Financial Officer)

November 5, 2019	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)