Form 10-K
period 2019-12-31
Avanos Medical, Inc.
filed 2020-02-25
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                  to
Commission file number: 001-36440

Avanos Medical, Inc.
(Exact name of registrant as specified in its charter)

Delaware		46-4987888
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)
5405 Windward Parkway
Suite 100 South
Alpharetta,	Georgia	30004
(Address of principal executive offices)		(Zip code)
Registrant’s telephone number, including area code: (844) 428-2667
Securities registered pursuant to Section 12(b) of the Act:

Common Stock—$0.01 Par Value	AVNS	New York Stock Exchange
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates or registrant on June 30, 2019 was $2,076,443,618.
As of February 18, 2020, there were 47,755,212 shares of Avanos Medical, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for the Avanos Annual Meeting of Stockholders to be held on April 23, 2020 is incorporated by reference into Part III.

AVANOS MEDICAL, INC.

PART I
ITEM 1.    BUSINESS
Overview
Avanos Medical, Inc. is a medical technology company focused on delivering clinically superior breakthrough medical device solutions to improve patients’ quality of life. Headquartered in Alpharetta, Georgia, Avanos is committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market clinically superior solutions in more than 90 countries. Unless the context indicates otherwise, the terms “Avanos,” “Company,” “we,” “our” and “us” refer to Avanos Medical, Inc. and its consolidated subsidiaries.
We conduct our business in one operating and reportable segment that provides our medical device products to healthcare providers and patients with manufacturing facilities in the United States, Mexico, France, Germany and Tunisia. We provide a portfolio of innovative product offerings focused on chronic care and pain management to improve patient outcomes and reduce the cost of care.
Chronic Care is a portfolio of products that includes (i) digestive health products and (ii) respiratory health products. The digestive health product category accounted for 38% of our consolidated net sales in the year ended December 31, 2019 and 37% in each of the years ended December 31, 2018 and 2017, respectively. Digestive health products include our MIC-KEY enteral feeding tubes, CORPAK patient feeding solutions and our recently acquired NEOMED neonatal and pediatric feeding solutions. The respiratory health product category accounted for 21% of our consolidated net sales in the year ended December 31, 2019 and 22% in each of the years ended December 31, 2018 and 2017, respectively. Respiratory health products include closed airway suction systems and other airway management devices under the BALLARD, MICROCUFF and recently-acquired ENDOCLEAR brands.
Pain Management is a portfolio of products that includes (i) acute pain products and (ii) interventional pain solutions. The acute pain product category accounted for 27%, 26% and 28% of our consolidated net sales in the years ended December 31, 2019, 2018 and 2017, respectively. Acute pain includes ON-Q and our recently acquired AMBIT surgical pain pumps and GAME READY cold and compression therapy systems. Our interventional pain product category accounted for 14%, 15% and 13% of our consolidated net sales in the years ended December 31, 2019, 2018 and 2017, respectively. Interventional pain provides minimally invasive pain relieving therapies, such as our COOLIEF pain relief therapy.
On April 30, 2018, we closed the sale of our Surgical and Infection Prevention (“S&IP”) business, which included the name “Halyard Health” (and all variations thereof and related intellectual property rights) and our information technology (“IT”) system (the “Divestiture”) pursuant to an Amended and Restated Purchase Agreement dated April 30, 2018 (“Purchase Agreement”) by and among us and certain of our affiliates and Owens & Minor, Inc. (“Buyer”). The purchase price paid for the Divestiture was $710.0 million plus certain adjustments as provided in the Purchase Agreement, and resulted in a gain of $89.9 million. A portion of the proceeds were used to retire our senior secured term loan (see Note 9, “Debt”). The remaining net proceeds will continue to be invested in the business through acquisitions (see Note 2, “Business Acquisitions”) and organic growth. See “Discontinued Operations” in Note 7 to the consolidated financial statements in Item 8 of this report.
As a focused Medical Devices business, we operate in attractive end-markets. We will deploy a dual-track growth strategy focused on product development and M&A while right-sizing the cost structure of our operations to create a scalable and cost efficient infrastructure. We are engaged in a multi-year restructuring plan to reduce dis-synergies and corporate costs. See “Restructuring” in Note 3 to the consolidated financial statements in Item 8 of this report.
As a result of the Divestiture, the results of operations from our S&IP business are reported as “Income from discontinued operations, net of tax” through April 30, 2018.
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
On August 7, 2019, we acquired substantially all the assets of Summit Medical Products, Inc. (“Summit”) for $15.6 million plus future contingent payments with an estimated fair value of $1.7 million, subject to certain adjustments as defined in the purchase agreement. Summit develops and markets the ambIT® family of ambulatory electronic infusion pumps, with annual net sales of approximately $7.0 million in 2018. The accompanying consolidated income statement includes approximately $3.3 million of net sales of ambIT® products in the year ended December 31, 2019.
On April 16, 2019, we acquired a minority interest in NeoMed, Inc. (“NeoMed”) for $7.0 million. NeoMed is a market-leading medical device company that is focused on specialized feeding and medication dosing for low birth weight, neonatal and pediatric patients. On July 8, 2019, we acquired all of the outstanding shares of NeoMed for a purchase price of $33.5 million, which includes the base purchase price of $28.0 million plus certain agreed-upon items at the closing date, net of cash acquired, and subsequently adjusted for certain items as defined in the purchase agreement. NeoMed’s net sales were $37.0 million in 2018. NeoMed’s net sales for the period from July 8, 2019 through December 31, 2019 were $19.7 million and are included in the accompanying consolidated income statement.
On July 1, 2018, we acquired Cool Systems, Inc. for $65.7 million, net of cash acquired, which was based on a purchase price of $65.0 million plus certain adjustments as provided in the purchase agreement. Cool Systems is marketed as Game Ready® and is hereinafter referred to as “Game Ready.” In the year ended December 31, 2019, the purchase price allocation for Game Ready was finalized, resulting in a $1.9 million reduction of goodwill. The goodwill arising from the Game Ready acquisition is now $18.7 million.
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
Distribution
While our products are generally marketed directly to hospitals and other healthcare providers, they are generally sold through third-party wholesale distributors, with some sales directly to healthcare facilities and other end-user customers. In 2019, approximately 53% of our net sales in North America were made through distributors. Globally, no single customer accounted for 10% or more of our consolidated net sales in the year ended December 31, 2019. Sales to Owens & Minor, Inc. accounted for approximately 10% of our net sales in the years ended December 31, 2018 and 2017, respectively, under standard terms and conditions of sale.
Outside North America, sales are made either directly to end-user customers or through distributors, depending on the market served. In 2019, approximately 85% of our net sales outside North America were made through wholesalers or distributors.
We utilize distribution centers in North America, Europe, Australia and Japan. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Group Purchasing Organizations
We enter into agreements with GPOs which allows for the sale of our products to their members, whether sold directly by us or through independent wholesale distributors. GPOs negotiate pricing and volume purchasing discounts for hospitals, physician practices and other health care providers and institutions. Under our agreements with GPOs, we pay a fee based on sales of our products to GPO members, which is recorded as a reduction of net sales. Excluding our recent acquisitions previously described under “Overview,” approximately 32% of our 2019 global net sales, including sales to wholesale distributors, were contracted through four major national GPOs.
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
Competitors for our products are fragmented by particular product category, and the individual markets for these products are highly competitive. Major competitors include, among others:

•	Digestive Health: Boston Scientific Corporation, Cook Medical, and Applied Medical Technology, Inc.

•	Respiratory Health: Becton, Dickinson and Company, Stryker Corporation, Medline Industries, Inc. and Smiths Medical

•	Acute Pain Management: B. Braun Medical Inc., Pacira Pharmaceuticals, Inc., Teleflex Incorporated, Medtronic plc, Ambu A/S, Baxter International, Inc., Pajunk Medical Systems and Leventon

•	Interventional Pain Management: Boston Scientific Corporation, Abbott Laboratories, Medtronic plc and Stryker Corporation
In developing and emerging markets, alternative clinical practices and different standards of care are our primary competition.
While we believe that the number of procedures using our products will grow due, in part, to increasing global access to healthcare, we expect that our ability to compete with other providers of similar products will be impacted by rapid technological advances, pricing pressures and third-party reimbursement practices. We continue to defend our market positions and have launched eleven new products in 2019. We believe that our key product characteristics, such as proven efficacy, reliability and safety, coupled with our core competencies such as our innovative ability to launch new products, efficient manufacturing processes, established distribution network, field sales organization and customer service, are important factors that distinguish us from our competitors.
Research and Development
We continuously engage in research and development to commercialize new products and enhance the effectiveness, reliability and safety of our existing products. We incurred $37.7 million in 2019, $41.8 million in 2018 and $38.2 million in 2017 on research and development for new products and processes, and to improve existing products and processes. These amounts consisted primarily of salaries and related expenses for personnel, product trial costs, outside laboratory and license fees, the costs of laboratory equipment and facilities, and asset write-offs for equipment associated with unsuccessful product launches. We intend to continue our research and development efforts as a key strategy for growth.
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
We hold numerous patents and have numerous patent applications pending in the United States and other countries that relate to the technology used in many of our products. We utilize patents in our acute pain management, interventional pain management, respiratory health and digestive health products. These patents generally expire between 2020 and 2038. None of the patents we license from third parties are material to our business.
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

Employee and Labor Relations
In our worldwide operations, we had approximately 4,700 employees as of December 31, 2019. We believe that we have good relations with our employees.
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
As we complete and stabilize our information technology infrastructure transition, we could incur substantial additional costs and experience temporary business interruption.
Pursuant to the sale of our Surgical & Infection Prevention business in 2018, we transferred ownership of our then existing information technology infrastructure to the Buyer and replaced such information technology infrastructure with new systems to support our critical business functions, including systems relating to accounting and reporting, accounts payable and receivable, manufacturing process control, customer service, inventory control and distribution. Although we have successfully completed the replacement process, we continue to work to stabilize the new system. We may incur temporary interruptions in business operations if we cannot effectively stabilize our existing transactional and operational systems and data centers. In addition, the stabilization process may result in (i) disruption to unrelated parts of our business, (ii) loss of employees or customers, (iii) exposure to unanticipated liabilities or (iv) assumption of ongoing obligations and liabilities following the completion of the process. Our failure to avoid operational interruptions, losses of employees or customers, or unanticipated liabilities as we seek to stabilize our information technology infrastructure could disrupt or have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We depend on the availability of various components, raw materials and manufactured products supplied by others for our operations, including suppliers who are based in or source their materials from China. If the capabilities of our suppliers and third-party manufacturers are limited or stopped, due to quality, regulatory or other reasons, including natural disasters, pandemics (or other health emergencies such as the recent “Coronavirus” outbreak), government actions, prolonged power or equipment failures or labor dispute, it could negatively impact our ability to manufacture or deliver our products and could expose us to regulatory actions. Further, for quality assurance or cost effectiveness, we purchase from sole suppliers certain components and raw materials. Although there are other sources in the market place for these items, we may not be able to quickly establish additional or replacement sources for certain components or materials due to regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products. The loss of any sole supplier or any sustained supply interruption that affects our ability to manufacture or deliver our products in a timely or cost effective manner could have a material adverse effect on our business, results of operations, financial condition and cash flows.
An interruption in our ability to manufacture products may have a material adverse effect on our business.
Many of our key products are manufactured at single locations, with limited alternate facilities, including in certain cases by third-party manufacturers who are based in China. If one or more of these facilities experience damage, or if these manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, including natural disasters, pandemics (or other health emergencies such as the recent “Coronavirus” outbreak), government actions, prolonged power or equipment failures or labor dispute, it may not be possible to timely manufacture the relevant products at previous levels or at all. A reduction or interruption in any of these manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
An interruption in distribution or transportation may have a material adverse effect on our business.
We rely on various transportation channels for global distribution of our products through shipping ports located throughout the world. Labor unrest, political instability, the outbreak of pandemics (or other health emergencies such as the recent “Coronavirus” outbreak), trade restrictions, transport capacity and costs, port security, weather conditions, natural disasters or other events could slow port activities and could adversely affect our business by interrupting product shipments and may increase our transportation costs if we are forced to use more expensive shipping alternatives.
We face significant uncertainty in the healthcare industry due to government healthcare reform in the United States and elsewhere.
The U.S. Congress, regulatory agencies and certain state legislatures, as well as international legislators and regulators, periodically review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. We cannot predict with certainty what healthcare initiatives, if any, will be implemented by states or foreign governments or what ultimate effect federal healthcare reform or any future legislation or regulation may have on our customers’ purchasing decisions regarding our products. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, results of operations, financial condition and cash flows.

In addition, the United States Government periodically evaluates the potential repeal and potential replacement of all or parts of the 2010 Patient Protection and Affordable Care Act (sometimes colloquially known as “Obamacare”). Any such repeal or replacement may have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Most of our manufacturing facilities are outside the United States in Mexico, France, Germany and Tunisia. We also may use contract manufacturers outside the United States from time to time and may source many of our raw materials and components from foreign suppliers. We distribute and sell our products in over 90 countries. In 2019, approximately 23% of our net sales were generated outside of North America and we expect this percentage will grow over time. Our operations outside of the United States are subject to risks that are inherent in conducting business internationally, including compliance with both United States and foreign laws and regulations that apply to our international operations. These laws and regulations include robust data privacy requirements, labor relations laws that may impede employer flexibility, tax laws, anti-competition regulations, import, customs and trade restrictions, export requirements, economic sanction laws, environmental, health and safety laws, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. Given the high level of complexity of these laws, there is a risk that some provisions may be violated inadvertently or through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. In addition, these laws are subject to changes, which may require additional resources or make it more difficult for us to comply with these laws. Violations of the laws and regulations governing our international operations could result in fines or criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to manufacture or distribute our products in one or more countries and could have a material adverse effect on our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, results of operations, financial condition and cash flows. Our success depends, in part, on our ability to anticipate and prevent or mitigate these risks and manage difficulties as they arise.
We may be subject to trade protection measures that are being contemplated by the United States Government and other governments around the world, as well as potential disruptions in trade agreements such as the exit of the United Kingdom from the European Union. These measures and disruptions may result in new or higher tariffs, import-export restrictions and taxes. Changes in, or revised interpretations of import-export laws or international trade agreements, along with new or increased tariffs, trade restrictions or taxation on income earned or goods manufactured outside the United States may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We intend to continue our research and development activities and make acquisitions. Accordingly, we may need to seek additional debt or equity financing. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If we lose a previously assigned credit rating or adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business.
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
The percentage of ownership of existing stockholders in Avanos may be diluted in the future.
In the future, a stockholder’s percentage ownership in Avanos may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we may grant to our directors, officers and employees. In addition, our compensation committee has, and we anticipate that they will continue in the future to, grant stock options or other equity based awards to our employees. These awards will have a dilutive effect on existing stockholders and on our earnings per share, which could adversely affect the market price of shares of Avanos common stock.

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

ITEM 3.    LEGAL PROCEEDINGS
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the years ended December 31, 2019, 2018 and 2017, we have incurred $22.5 million, $15.6 million and $20.5 million, respectively, related to these matters.
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
On May 25, 2017, we filed post-trial motions seeking, among other things to have the award of punitive damages reduced. On April 11, 2018, the court issued an Amended Judgment in favor of the plaintiff and against us and Kimberly-Clark. The judgment against us is now $0.4 million in compensatory damages and pre-judgment interest and $1.3 million in punitive damages. The judgment against Kimberly-Clark is $3.9 million in compensatory damages, $2.3 million in pre-judgment interest and $19.4 million in punitive damages.
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
On May 26, 2017, we moved to dismiss or stay Kimberly-Clark’s Delaware complaint, and on June 16, 2017, Kimberly-Clark moved for summary judgment. On September 12, 2017, the Delaware court granted our motion to stay Kimberly-Clark’s complaint and therefore did not take any action on Kimberly-Clark’s motion for summary judgment. On May 30, 2018, Kimberly-Clark moved to quash service of summons we served on Kimberly-Clark in California for lack of personal jurisdiction. On December 12, 2018, the court granted Kimberly-Clark’s motion. On December 18, 2018, we filed a notice of appeal to the California Court of Appeal. On December 6, 2019, the appellate court affirmed the lower court’s ruling, finding that it did not have personal jurisdiction over Kimberly-Clark. We intend to continue our vigorous defense of the matter.
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
Kromenaker
On March 17, 2017, the DOJ submitted a filing declining to intervene in another qui tam matter, and the complaint was unsealed and subsequently served on Kimberly-Clark and Avanos. That matter is styled U.S. ex rel. Kromenaker v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 1:15-cv-04413-SCJ (N. D. Ga.) (“Kromenaker”), filed on December 21, 2015. In that case, the plaintiff alleges, among other things, violations of the federal False Claims Act in connection with the marketing and sale of certain products, including feminine hygiene products, surgical gowns and endotracheal tubes. On June 12, 2017 Kimberly-Clark and Avanos moved to dismiss the complaint. On August 21, 2017, Kromenaker filed an amended complaint, and Kimberly-Clark and Avanos filed motions to dismiss it. On March 27, 2019, the court granted Kimberly-Clark’s and our motion to dismiss. On April 24, 2019, Kromenaker filed a motion with the trial court seeking to have the court alter, amend, or vacate the dismissal. On January 14, 2020, the court denied Kromenaker’s motion, effectively dismissing the case.
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
We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For any matters that are reasonably possible to result in loss and for which no possible loss or range of loss is disclosed in this report, management has determined that it is unable to estimate the possible loss or range of loss because, in each case, at least the following facts applied: (a) early stage of the proceedings; (b) indeterminate (or unspecified) damages; and (c) significant factual issues yet to be resolved, or such amounts have been determined to be immaterial. At present, although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not materially impact our liquidity, access to capital markets or ability to conduct our daily operations.
As of December 31, 2019, we have an accrued liability for the matters described herein, and reasonably possible losses have been disclosed. The accrued liability is included in “Accrued Expenses” in the accompanying consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us, (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be materially different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 25, 2020, together with certain biographical information, are as follows:

Name	Position
Joseph F. Woody	Chief Executive Officer
Michael C. Greiner	Senior Vice President and Chief Financial Officer
David E. Ball	Senior Vice President - Global Supply Chain & Procurement
Arjun R. Sarker	Senior Vice President - International
John W. Wesley	Senior Vice President and General Counsel
Joseph F. Woody, age 54, was appointed as Chief Executive Officer on June 26, 2017. Mr. Woody has more than 20 years of experience in the healthcare sector. Prior to joining the Company, Mr. Woody served as Director, President and Chief Executive Officer of Acelity Holdings, Inc. (“Acelity”), a global advanced wound care and regenerative medicine company, from August 2015 until April 2017. Prior to that, Mr. Woody served as President and Chief Executive Officer for the combined organization of Kinetic Concepts, Inc. (“KCI”), LifeCell Corporation (“LifeCell”), and Systagenix Wound Management B.V., which became Acelity, from September 2013 until August 2015. Prior to that, Mr. Woody served in leadership roles at KCI and LifeCell from November 2011 until September 2013, having been promoted to President and Chief Executive Officer of KCI in January 2012 and interim Chief Executive Officer of LifeCell in April 2013. Previously, Mr. Woody served as global president of Vascular Therapies for Covidien plc, and global president for Smith & Nephew Advanced Wound Management, and he held other leadership positions at Alliance Imaging, Inc., Acuson and GE Medical Systems.
Michael C. Greiner, age 47, was appointed as Senior Vice President and Chief Financial Officer on January 1, 2020. Mr. Greiner brings to Avanos more than 20 years of experience in corporate finance, accounting, treasury, and M&A strategy development and execution. He most recently served as Executive Vice President and CFO for AngioDynamics, Inc., a publicly listed medical device company (NASDAQ: ANGO), where he played an integral role in transforming and optimizing its product portfolio through both internal development and M&A. Prior to that, Mr. Greiner was the CFO at Extreme Reach, Inc., a cloud-based enterprise platform for brand advertising, responsible for all finance and human resource operations. Earlier in his career, Mr. Greiner held several senior executive roles, including Senior Vice President corporate finance and Chief Accounting Officer at Cimpress N.V. (formerly known as Vistaprint N.V.), global controller for GE’s Water and Processing Technologies division, as well as leadership roles at Bausch & Lomb and Wyeth.
David E. Ball, age 61, was appointed as Senior Vice President, Global Supply Chain & Procurement on December 17, 2018. His significant operations and R&D leadership experience includes more than 30 years in a variety of manufacturing, service, engineering, and quality positions within GE Healthcare, GE Transportation Systems, Hill-Rom, as well as Harris Corp.’s Communications and Aerospace Systems divisions. Prior to joining Avanos, Dave served as Senior Vice President of Operations for Acelity, where he led the company’s global manufacturing operations and oversaw its inventory, supply chain, procurement and facilities functions. In that role, he was instrumental in optimizing Acelity’s cost structure and sustaining the savings throughout the company’s expansion.
Arjun R. Sarker, age 54, was appointed as Senior Vice President - International as of April 2, 2018. Mr. Sarker joined the Company in January 2017 as Vice President and General Manager of the Company’s Asia-Pacific business. Prior to joining the Company, from 2007 to 2017, he held various leadership roles in general management and finance at Medtronic/Covidien. Prior to that, he worked at Honeywell in its specialty materials portfolio, at a British distribution group and at a public accounting firm. He is a former member of the advisory board of CFO Asia magazine, a regular panelist at Economist CFO roundtables and was co-chairman of the Medical Devices committee in AMCHAM India.
John W. Wesley, age 61, is our Senior Vice President of Legal and Government Relations. Prior to joining the Company in 2014, he had been serving as Kimberly-Clark’s Vice President, Deputy General Counsel and Corporate Secretary since 2009. He joined Kimberly-Clark in May 2000 as Senior Counsel, Corporate Affairs and has held a variety of positions, overseeing corporate transactions and corporate governance matters. Prior to joining Kimberly-Clark, he was a partner at the Dallas law firm of Carrington, Coleman, Sloman & Blumenthal, L.L.P., where he specialized in corporate, securities, corporate finance, mergers and acquisitions and general, commercial and business law.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Avanos common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “AVNS”. We did not pay any dividends on our common stock in the years ended December 31, 2019 and 2018 and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
As of February 18, 2020, we had 12,576 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
Performance
The following graph compares the cumulative total return of our common stock from December 31, 2014 through December 31, 2019 with the cumulative return of companies comprising the Standard and Poor’s S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index. The graph plots the change in value of an initial investment of $100 in each of our common stock, the S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends, and therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

$240
$205
$170
$135
$100
$65
December 31, 2014
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
AVNS
S&P
MidCap 400
S&P 500
Health Care
Equipment and Services

The preceding chart is based on the following data:

	AVNS	S&P MidCap 400	S&P 500 Health Care Equipment and Services
December 31, 2014	$100.00	$100.00	$100.00
December 31, 2015	73.48	102.95	112.14
December 31, 2016	81.33	130.27	120.43
December 31, 2017	101.56	158.39	161.84
December 31, 2018	98.50	147.89	183.43
December 31, 2019	74.11	195.99	236.26

ITEM 6.	SELECTED FINANCIAL DATA
The following Selected Financial Data has been revised to reflect discontinued operations (see “Discontinued Operations” in Note 7 to the consolidated financial statements in Item 8 of this report). The Selected Financial Data as of December 31, 2019 and 2018 and for each of the years ended December 31, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements which are included in Item 8 of this report. Selected Financial Data as of December 31, 2017, 2016 and 2015 and for each of the years ended December 31, 2016 and 2015 has been derived from our consolidated financial information but is not included in Item 8 of this report. The following Selected Financial Data is not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this annual report on Form 10-K (in millions, except per-share amounts):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data:
Net Sales	$697.6	$652.3	$611.6	$566.2	$509.0
Operating Income (Loss)	(55.7)	0.5	(43.1)	(107.1)	(135.7)
Loss from Continuing Operations	(45.9)	(8.5)	(32.1)	(83.3)	(101.2)
Income (Loss) from Discontinued Operations, net of tax	—	66.0	111.4	123.1	(325.1)
Net Income (Loss)(a)(b)(c)(d)(e)	(45.9)	57.5	79.3	39.8	(426.3)

Basic Earnings (Loss) Per Share:
Continuing Operations	$(0.96)	$(0.18)	$(0.69)	$(1.79)	$(2.17)
Discontinued Operations	—	1.40	2.38	2.64	(6.98)
Basic Earnings (Loss) Per Share	(0.96)	1.22	1.69	0.85	(9.15)
Diluted Earnings (Loss) Per Share:
Continuing Operations	$(0.96)	$(0.18)	$(0.69)	$(1.79)	$(2.17)
Discontinued Operations	—	1.40	2.38	2.64	(6.98)
Diluted Earnings (Loss) Per Share	(0.96)	1.22	1.69	0.85	(9.15)
______________________________

(a)
Net loss in 2019 includes $56.3 million of post divestiture transition charges, $20.2 million of post divestiture restructuring and IT charges (see “Restructuring” in Note 3 to the consolidated financial statements in Item 8 of this report), $13.1 million related to acquisition and integration activities (see “Business Acquisition” in Note 2 to the consolidated financial statements in Item 8 of this report), and $22.5 million of legal expenses for certain litigation matters (see “Commitments and Contingencies” in Note 14 to the consolidated financial statements in Item 8 of this report).

(b)
Net income in 2018 includes $15.7 million of post divestiture restructuring and IT charges, $9.2 million of post divestiture transition expenses, $1.3 million of charges related to the acquisition and integration activities and $15.6 million of legal expenses for certain litigation matters.

(c)
Net income in 2017 includes $12.8 million, net of tax, of costs related to legal expenses and litigation, $12.4 million, net of tax, of Divestiture-related charges, $4.7 million, net of tax, related to the integration of Corpak, $3.2 million, net of tax, of restructuring charges and a $10.1 million tax benefit as a result of recent passage of tax reform legislation.

(d)
Net income in 2016 includes $14.1 million, net of tax, of spin-related transition expenses, $12.6 million, net of tax, of costs related to legal expenses and litigation and $10.9 million, net of tax, of costs related to our acquisition of Corpak.

(e)
Net loss in 2015 includes a $474.0 million goodwill impairment charge, $32.8 million, net of tax, of spin-related transition expenses and $10.6 million, net of tax, of costs related to legal expenses and litigation partially offset by a $8.4 million net gain on the disposal of one of our exam glove manufacturing facilities in Thailand.

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$205.3	$384.5	$219.7	$113.7	$129.5
Property, Plant and Equipment, net	184.5	154.1	109.9	109.3	115.9
Total Assets	1,799.6	1,833.4	2,195.9	2,071.8	2,000.2
Debt	248.1	247.7	580.9	579.0	578.1
Stockholders’ Equity	$1,265.2	$1,297.2	$1,215.4	$1,102.5	$1,055.3

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Avanos is a medical technology company focused on delivering clinically superior breakthrough medical device solutions to improve patients’ quality of life. We are committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market clinically superior solutions in more than 90 countries.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, financial condition and prospects and should be read in conjunction with the consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data” in this annual report on Form 10-K. The following will be discussed and analyzed:

•	Business Acquisitions

•	Post-Divestiture Transition

•	Restructuring Activities

•	Discontinued Operations

•	Results of Operations and Related Information

•	Potential Impact of COVID-19 (Coronavirus)

•	Unaudited Quarterly Data

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Use of Estimates

•	Legal Matters

•	Information Concerning Forward-Looking Statements
Business Acquisitions
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
On August 7, 2019, we acquired substantially all the assets of Summit Medical Products, Inc. (“Summit”) for $15.6 million plus future contingent payments with an estimated fair value of $1.7 million, subject to certain adjustments as defined in the purchase agreement. Summit develops and markets the ambIT® family of ambulatory electronic infusion pumps, with annual net sales of approximately $7.0 million. Net sales of ambIT® products for the period from August 7, 2019 through December 31, 2019 were approximately $3.3 million and are included in the accompanying consolidated income statement.
On April 16, 2019, we acquired a minority interest in NeoMed, Inc. (“NeoMed”) for $7.0 million. NeoMed is a market-leading medical device company that is focused on specialized feeding and medication dosing for low birth weight, neonatal and pediatric patients. On July 8, 2019, we acquired all of the outstanding shares of NeoMed for a purchase price of $33.5 million, which includes the base purchase price of $28.0 million plus certain agreed-upon items at the closing date, net of cash acquired, and subsequently adjusted for certain items as defined in the purchase agreement. NeoMed’s net sales were $37.0 million in 2018. NeoMed’s net sales for the period from July 8, 2019 through December 31, 2019 were $19.7 million and are included in the accompanying consolidated income statement.
On July 1, 2018, we acquired Cool Systems, Inc. for $65.7 million, net of cash acquired, which was based on a purchase price of $65.0 million plus certain adjustments as provided in the purchase agreement. Cool Systems is marketed as Game Ready® and is hereinafter referred to as “Game Ready.” In the twelve months ended December 31, 2019, the purchase price allocation for Game Ready was finalized, resulting in a $1.9 million reduction of goodwill. The goodwill arising from the Game Ready acquisition is now $18.7 million.
Post Divestiture Transition
Following last year’s divestiture of the Surgical and Infection Prevention (“S&IP”) business (the “Divestiture”), we have been engaged in certain commercial agreements, including transition services agreements (“TSA”), the majority of which are complete. The remainder will terminate by the end of the third quarter of 2020.

For the year ended December 31, 2019, we have incurred additional $56.3 million of costs related to the Divestiture, which is included in “Cost of products sold,” “Selling and general expenses” and “Other expense, net” in the consolidated income statement in Item 8 of this report. For the year ended December 31, 2018, excluding a gain of $89.9 million we incurred $26.6 million of costs related to the Divestiture, consisting primarily of professional fees for legal, due diligence, consulting, tax and accounting services.
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
Organizational Alignment: The first phase of the Plan aligned our organizational and management structure for our remaining Medical Devices business following the Divestiture. In the year ended December 31, 2019, we incurred $2.7 million of costs, primarily for employee retention, severance and benefits, that are included in “Cost of products sold” and “Selling and general expenses” in the accompanying consolidated income statement. In the year ended December 31, 2018, we incurred $9.3 million of costs.
As of December 31, 2019, this phase of the Plan was substantially complete. Plan-to-date expenses were $17.4 million, of which $10.5 million was for employee retention, severance and benefits and the remainder for third-party services and other costs.
Information Technology Systems: In the second phase of the Plan, we migrated to an IT platform that is more appropriate for our business and size (the “ITS Plan”). In the year ended December 31, 2019, we incurred $15.1 million of costs which are included in “Selling and general expenses” in the accompanying consolidated income statements compared to $6.4 million in the year ended December 31, 2018.
As of December 31, 2019, the ITS Plan was complete. Plan-to-date, we incurred $21.5 million of costs that were expensed as incurred and $54.1 million of costs that were capitalized, including $5.0 million of capitalized internal labor costs and $2.2 million of capitalized interest.
Cost Transformation: In June 2019, the third and final phase of the Plan was approved. This third phase relates to optimizing the Company’s procurement, manufacturing, and supply chain operations (the “Cost Transformation”). The Company expects to incur between $11.0 million and $13.0 million to execute the Cost Transformation, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend between $8.0 million to $12.0 million of incremental capital through 2021 in support of the Cost Transformation. The Company expects to complete the Cost Transformation by the end of 2021. In the year ended December 31, 2019, we have incurred $2.3 million of costs related to Cost Transformation.
Integration of Business Acquisitions: During the third quarter of 2019, we initiated activities to integrate the asset and business acquisitions described in Note 2, “Business Acquisitions” into our operations, and where appropriate, re-align our organization accordingly. We expect to incur up to $17.0 million of costs, primarily for employee retention, severance and benefits and lease termination costs. In the year ended December 31, 2019, we incurred $9.1 million for employee retention, severance and benefits. We expect the integration of our acquisitions will be substantially complete by the end of 2020.
Discontinued Operations
As a result of the Divestiture, the results of operations from our S&IP business are reported as “Income from discontinued operations, net of tax” through April 30, 2018 and the related assets and liabilities are classified as “held for sale” as of December 31, 2018 in the consolidated financial statements in Item 8 of this report. See “Discontinued Operations” in Note 7 to the consolidated financial statements in Item 8 of this report.
Net sales from discontinued operations were $351.1 million for the period from January 1, 2018 to April 30, 2018 and $1,012.7 million for the year ended December 31, 2017.
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
Net Sales
Our net sales are summarized in the following table for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	Change	2017	Change
Chronic care	$413.7	$386.0	7.2%	$360.8	7.0%
Pain management	283.9	266.3	6.6	250.8	6.2
Total Net Sales	$697.6	$652.3	6.9%	$611.6	6.7%

	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net Sales - percentage change 2019 vs. 2018	7%	8%	(1)%	—%	—%
Net Sales - percentage change 2018 vs. 2017	7%	6%	—%	—%	1%
______________________________

(a)	Volume in 2019 includes incremental sales from Game Ready, NeoMed and Summit. Volume in 2018 includes incremental sales from Game Ready.

(b)	Other includes rounding.
Product Category Descriptions
Chronic care is a portfolio of products that include (i) digestive health products such as our Mic-Key enteral feeding tubes, Corpak patient feeding solutions and our recently acquired NeoMed neonatal and pediatric feeding solutions and (ii) respiratory health products such as closed airway suction systems and other airway management devices under the Ballard, Microcuff and recently acquired Endoclear brands.
Pain management is a portfolio of non-opioid pain solutions including (i) acute pain products such as On-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems and (ii) interventional pain solutions, which provides minimally invasive pain relieving therapies, such as our Coolief pain relief therapy.
Net Sales - 2019 Compared to 2018
Net sales increased by 7% to $697.6 million for the year ended December 31, 2019 primarily due to volume. Incremental volume from the NeoMed, Summit and Game Ready acquisitions contributed 7% of the volume growth. Volume growth also came from organic growth in interventional pain products, digestive health and respiratory health, but was mostly offset by lower volume in acute pain which was affected this year by an industry-wide drug shortage, pre-fill disruption and consolidation of IV infusion customers.
Net Sales - 2018 Compared to 2017
Net sales increased by 7% to $652.3 million for the year ended December 31, 2018 as a result from a corresponding increase in sales volume. The acquisition of Game Ready, included in pain management, contributed 3% of the volume growth with the remainder from stronger demand for our interventional pain therapies and chronic care portfolios. Partially offsetting this growth was a decline in Acute Pain volume, which was affected by an industry-wide drug shortage, prefill disruption and consolidation of IV infusion customers.
Net Sales by Geographic Region
The factors causing organic volume growth were consistent throughout our geographic regions. Net sales by region is presented in the table below (in millions):

	Year Ended December 31,
(in millions)	2019	2018	Change	2017	Change
North America	$534.7	$505.3	5.8%	$473.4	6.7%
EMEA	95.8	87.3	9.7	84.0	3.9
Asia Pacific and Latin America	67.1	59.7	12.4	54.2	10.1
Total Net Sales	$697.6	$652.3	6.9%	$611.6	6.7%

Gross Profit
Our gross profit and gross profit margin is summarized in the table below for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Net Sales	$697.6	$652.3	$611.6
Gross Profit	402.2	390.9	336.9
Gross Profit Margin	57.7%	59.9%	55.1%
Gross Profit - 2019 vs, 2018
Gross profit margin decreased to 58% for the year ended December 31, 2019 primarily due to higher post-divestiture and transition charges, higher distribution expenses due to the recent IT implementation as well as recent acquisitions with a lower margin.
Gross Profit - 2018 vs. 2017
Gross profit margin rose to 60% for the year ended December 31, 2018 driven primarily by costs that were historically presented as a component of the divested S&IP business. In the year ended December 31, 2018, there were $15.5 million of such costs, for the period from January 1, 2018 through the date of the Divestiture on April 30, 2018 compared to $45.0 million for the full year in 2017. These costs were not specifically identifiable and related to the S&IP business and accordingly, were not allocated to discontinued operations. Other factors that affect gross profit margin such as material costs, distribution, overhead and others impacted gross margin by less than 1% in the year ended December 31, 2018.
Adjusted Operating Profit (Loss)
The results of the S&IP business is reported in “Income from discontinued operations, net of tax” in the consolidated income statement for the periods from January 1, 2018 to April 30, 2018 and the year ended December 31, 2017, and are excluded from the operating (loss) profit presented in the table below. In accordance with GAAP, only costs specifically identifiable and attributable to a business to be disposed may be allocated to discontinued operations. Accordingly, for the periods from January 1, 2018 to April 30, 2018 and the year ended December 31, 2017, our operating losses were driven by certain costs that were historically presented as a component of the S&IP business but were included in continuing operations. These costs, on a pre-tax basis, were $37.0 million in the year ended December 31, 2018 and $115.8 million in 2017.
A reconciliation of adjusted operating profit (loss), a non-GAAP measure, to operating profit (loss) is provided in the table below (in millions):

	Year Ended December 31,
	2019	2018	2017
Operating profit (loss), as reported (GAAP)	$(55.7)	$0.5	$(43.1)
Post divestiture restructuring and IT charges	20.2	15.7	5.0
Post divestiture transition charges	56.3	9.2	—
Acquisition and integration-related charges	13.1	1.3	7.6
Litigation and legal	22.5	15.6	20.5
Spin-related transition charges	—	—	0.5
Policy changes	—	—	(6.0)
Intangibles amortization	20.0	20.0	20.7
Adjusted Operating Profit (Loss) (non-GAAP)	$76.4	$62.3	$5.2
The items noted in the table above are described below:
Restructuring and IT charges: As previously described under “Restructuring Activities,” we have incurred $20.2 million and $15.7 million of costs, respectively, related to the Plan for the years ended December 31, 2019 and 2018. These costs are primarily for consulting and other services along with employee severance and benefits.
Post-divestiture transition costs: We incurred $56.3 million of costs related to transition activities following the Divestiture of the S&IP business. As previously noted under “Divestiture of the S&IP Business,” we incurred a total of $26.6 million related to the Divestiture, excluding a gain of $89.9 million. Amounts incurred prior to the Divestiture and the gain are included in “Income from discontinued operations, net of tax” in the consolidated income statements in Item 8 of this report.
Acquisition and integration-related costs: We incurred $13.1 million of costs in connection with the acquisition and integration of EndoClear, Summit, NeoMed and Game Ready, as previously described under “Business Acquisitions.” Additional details are provided in “Business Acquisitions” in Note 2 to the consolidated financial statements in Item 8 of this report.
Spin-related costs: There were no spin-related activities or costs in 2019 or 2018, and were not material in 2017.
Litigation and legal: We incurred $22.5 million, $15.6 million and $20.5 million of expenses for certain litigation matters in the years ended December 31, 2019, 2018 and 2017, respectively. See “Commitments and Contingencies” in Note 14 to the consolidated financial statements in Item 8 of this report.
Intangibles Amortization: Intangibles amortization is related primarily to intangibles acquired in prior business acquisitions and was $20.0 million, $20.0 million and $20.7 million, respectively, in the years ended December 31, 2019, 2018 and 2017.
Adjusted Operating Profit excludes certain items, as applicable, for the relevant time periods as indicated in the “Operating Profit” table above. The excluded items include:

•	Expenses associated with post divestiture restructuring activities, including IT-related charges.

•	Expenses associated with post-divestiture transition activities.

•	Transaction and other expenses associated with the Divestiture.

•	Acquisition and integration charges related to the acquisitions described earlier in “Business Acquisitions.”

•	Prior year acquisition and integration charges related to the acquisition of CORPAK MedSystems, Inc.

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
Interest Expense
Interest expense was $15.0 million, $26.4 million and $31.6 million in the years ended December 31, 2019, 2018 and 2017, respectively. During 2018, we paid $339.0 million to retire our senior secured term loan, resulting in an early extinguishment loss of $4.8 million which was included in interest expense. Accordingly, interest expense was lower in 2019 compared to 2018 and 2017. In the years ended December 31, 2019, 2018 and 2017, $1.8 million, $1.5 million and $0.8 million, respectively, of interest was capitalized on long-term capital projects. Interest expense consists of interest accrued and amortization of debt discount and issuance costs on our long-term debt. See “Debt” in Note 9 to the consolidated financial statements in Item 8 of this report for further discussion of our indebtedness.
Provision for Income Taxes
Our overall effective tax rate was a 28% benefit for the year ended December 31, 2019 compared to a benefit of 53% in 2018 and 56% in 2017. The primary driver in the change in our effective tax rate are the effects of the Tax Cuts and Jobs Act of 2017. See “Income Taxes” in Note 10 to the consolidated financial statements in Item 8 of this report for further details regarding our income taxes.
Potential Impact of COVID-19 (Coronavirus)
The recent widespread outbreak of COVID-19 virus in central China could negatively impact our supply chain operations and our ability to meet demand for our products. We source both finished goods, such as our NeoMed line of enteral feeding devices for neonatal and pediatric patients, and components used in manufacturing other medical devices from various facilities in China. Government restrictions on travel and transportation and other efforts to curb the spread of the virus could lead to shortages and back orders if they persist into the second quarter 2020 and beyond. We are diligently working with our suppliers and transportation partners to minimize any potential supply disruptions. While recognizing that the situation is dynamic and changing, we currently believe that we will be able to successfully manage through the supply issues with limited disruptions to our business.

Unaudited Quarterly Data

	2019				2018
(in millions, except per-share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net Sales	$189.8	$171.4	$172.2	$164.2	$169.9	$165.1	$160.9	$156.4
Gross Profit	109.7	95.0	98.7	98.8	100.4	104.7	94.7	91.1
Operating (Loss) Profit (a)(b)	(3.2)	(18.1)	(9.8)	(24.6)	(8.3)	7.0	8.8	(7.0)
Net (Loss) Income from Continuing Operations	(6.1)	(11.5)	(8.0)	(20.3)	(2.7)	4.2	1.3	(11.3)
Income from Discontinued Operations, net of tax	—	—	—	—	0.5	—	34.0	31.5
Net (Loss) Income	$(6.1)	$(11.5)	$(8.0)	$(20.3)	$(2.2)	$4.2	$35.3	$20.2

Basic Earnings (Loss) Per Share:
Continuing Operations	$(0.13)	$(0.24)	$(0.17)	$(0.43)	$(0.06)	$0.09	$0.03	$(0.24)
Discontinued Operations	—	—	—	—	0.01	—	0.72	0.67
Net (loss) income	(0.13)	(0.24)	(0.17)	(0.43)	(0.05)	0.09	0.75	0.43

Diluted Earnings (Loss) Per Share:
Continuing Operations	$(0.13)	$(0.24)	$(0.17)	$(0.43)	$(0.06)	$0.09	$0.03	$(0.24)
Discontinued Operations	—	—	—	—	0.01	—	0.70	0.67
Net (loss) income	(0.13)	(0.24)	(0.17)	(0.43)	(0.05)	0.09	0.73	0.43
______________________________

(a)
Operating loss in 2019 includes $56.3 million of post-Divestiture transition charges, $22.5 million of expenses related to legal matters (see “Commitments and Contingencies” in Note 14 to the consolidated financial statements in Item 8 of this report), $20.2 million of restructuring charges (see “Restructuring” in Note 3 to the consolidated financial statements in Item 8 of this report), $13.1 million of acquisition-related expenses (see “Business Acquisition” in Note 2 to the consolidated financial statements in Item 8 of this report).

(b)
Operating profit in 2018 includes $37.0 million of costs historically presented as a component of the S&IP business (see “Discontinued Operations” in Note 7 to the consolidated financial statements in Item 8 of this report), $15.7 million of restructuring charges, $15.6 million of expenses related to legal matters, $9.2 million of post-Divestiture transition charges and $1.3 million of acquisition-related expenses.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available under our revolving credit facility. Cash provided by operations has been and is expected to remain a primary source of funds. Cash provided by operations has historically generated sufficient cash to fund our investments in working capital and capital expenditures. As of December 31, 2019, $77.7 million of our $205.3 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and currently do not have plans to repatriate such earnings. See further discussion below in “Critical Accounting Policies and Use of Estimates” under “Income Taxes.” We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future. We believe that our ability to generate cash from domestic and international operations and the borrowing capacity under our available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
Cash and equivalents decreased by $179.2 million to $205.3 million as of December 31, 2019 compared to $384.5 million last year. The decrease was driven by $74.5 million used in operations, $57.5 million used to acquire assets and businesses and $50.6 million of capital expenditures.
Cash and equivalents increased by $164.8 million to $384.5 million as of December 31, 2018 compared to $219.7 million as of December 31, 2017. The increase was driven by $754.3 million received from the Divestiture partially offset $339.0 million used to retire our senior secured term loan, $145.6 million used in operations, including $98.0 million used to settle Divestiture-related net liabilities, $65.7 million used for the Game Ready acquisition and $49.1 million of capital expenditures.
Operating Activities
Operating activities used $74.5 million in the year ended December 31, 2019, primarily driven by higher inventory and lower accounts payable.
Operating activities used $145.6 million in the year ended December 31, 2018. Changes in operating assets and liabilities used $143.4 million, which includes $98.0 million used to settle Divestiture-related net liabilities and the remainder primarily related to higher inventories. Net income was driven lower by $26.6 million of Divestiture-related costs and $15.7 million of restructuring costs.
Investing Activities
Investing activities used $108.1 million in the year ended December 31, 2019, including $57.5 million used to acquire assets and businesses as described in “Business Acquisitions,” and capital expenditures of $50.6 million.
Investing activities provided $639.5 million in the year ended December 31, 2018, consisting primarily of $754.3 million received from the Divestiture partially offset by $65.7 million used in our acquisition of Game Ready and $49.1 million of capital expenditures.
Financing Activities
Financing activities provided $1.5 million in the year ended December 31, 2019, and was primarily proceeds from the exercise of stock options partially offset by purchases of treasury stock.
Financing activities used $324.4 million in the year ended December 31, 2018 and included $339.0 million used to retire our senior secured term loan partially offset by $17.1 million of net proceeds received from the exercise of stock options.
Long-Term Debt
As of December 31, 2019, total debt was $248.1 million, net of unamortized discount, on our Senior Unsecured Notes (“Notes”) that mature on October 15, 2022.
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

To the extent we remain in compliance with certain financial covenants in our credit agreement, funds under the Revolving Credit Facility are available for our working capital and other liquidity requirements. As of December 31, 2019, we had no borrowings outstanding and letters of credit of $0.7 million issued under the Revolving Credit Facility.
For further information regarding our debt arrangements, see “Debt” in Note 9 to the consolidated financial statements in Item 8 of this report.
Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable as of December 31, 2019 (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt	$249.8	$—	$249.8	$—	$—
Interest payments on long-term debt	46.8	15.6	31.2	—	—
Operating lease obligation	91.2	15.0	28.3	20.1	27.8
Open purchase orders(a)	78.6	77.9	0.7	—	—
Pension obligations	4.3	0.2	0.6	0.8	2.7
Other commitments(b)	0.5	—	—	—	0.5
Total contractual obligations	$471.2	$108.7	$310.6	$20.9	$31.0
______________________________

(a)
The open purchase orders displayed in the table represent amounts that we anticipate will become payable within the next year for goods and services that we have negotiated for delivery. The table does not include payments that are discretionary or for which timing is uncertain.

(b)	Other commitments is primarily uncertain tax positions. See “Income Taxes” in Note 10 to the consolidated financial statements in Item 8 of this report.
Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting policies we used in the preparation of the consolidated and financial statements are those that are important both to the presentation of our financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, loss contingencies and deferred income taxes and potential tax assessments.
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
Loss Contingencies
The outcome of loss contingencies, legal proceedings, indemnification matters and claims brought against us is subject to uncertainty. An estimated loss contingency is accrued by a charge to earnings if it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. Determination of whether to accrue a loss requires evaluation of the probability of an unfavorable outcome and the ability to make a reasonable estimate. Changes in these estimates could affect the timing and amount of accrual of loss contingencies.
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
As of December 31, 2019, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $41.0 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Act. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
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
Interest Rate Risk
Our Revolving Credit Facility that allows for borrowings up to $250.0 million is subject to a variable interest rate based on LIBOR. As of December 31, 2019, a one percentage point increase in LIBOR could result in $2.5 million of incremental interest expense if the Revolving Credit Facility was fully drawn for the entire year.
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
As of December 31, 2019, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have an effect of $0.7 million to our consolidated financial position, results of operations and cash flows. These hypothetical losses on transactional exposures are based on the difference between the December 31, 2019 rates and the assumed rates.
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
As of December 31, 2019, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders’ equity by approximately $16.8 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2019 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
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

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net Sales	$697.6	$652.3	$611.6
Cost of products sold	295.4	261.4	274.7
Gross Profit	402.2	390.9	336.9
Research and development	37.7	41.8	38.2
Selling and general expenses	399.1	340.4	321.7
Other expense, net	21.1	8.2	20.1
Operating (Loss) Income	(55.7)	0.5	(43.1)
Interest income	6.7	7.8	2.5
Interest expense	(15.0)	(26.4)	(31.6)
Loss Before Income Taxes	(64.0)	(18.1)	(72.2)
Income tax benefit	18.1	9.6	40.1
Loss from Continuing Operations	(45.9)	(8.5)	(32.1)
Income from discontinued operations, net of tax	—	66.0	111.4
Net (Loss) Income	$(45.9)	$57.5	$79.3

(Loss) Earnings Per Share
Basic:
Continuing operations	$(0.96)	$(0.18)	$(0.69)
Discontinued operations	—	1.40	2.38
Basic (Loss) Earnings Per Share	$(0.96)	$1.22	$1.69

Diluted:
Continuing operations	$(0.96)	$(0.18)	$(0.69)
Discontinued operations	—	1.40	2.38
Diluted (Loss) Earnings Per Share	$(0.96)	$1.22	$1.69

See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended December 31,
	2019	2018	2017
Net (Loss) Income	$(45.9)	$57.5	$79.3
Other Comprehensive Income (Loss), Net of Tax
Defined benefit plans	(1.1)	1.0	0.5
Unrealized currency translation adjustments	2.8	(2.7)	17.1
Cash flow hedges	—	(0.7)	1.2
Total Other Comprehensive Income (Loss), Net of Tax	1.7	(2.4)	18.8
Comprehensive (Loss) Income	$(44.2)	$55.1	$98.1

See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$205.3	$384.5
Accounts receivable, net of allowances	163.8	150.5
Inventories	145.9	121.4
Prepaid and other current assets	23.5	57.2
Total Current Assets	538.5	713.6
Property, Plant and Equipment, net	184.5	154.1
Operating Lease Right of Use Assets	64.0	—
Goodwill	800.9	783.6
Other Intangible Assets, net	184.3	168.2
Deferred Tax Assets	16.1	6.3
Other Assets	11.3	7.6
TOTAL ASSETS	$1,799.6	$1,833.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of operating lease obligation	$14.7	$—
Trade accounts payable	83.0	169.9
Accrued expenses	114.8	94.4
Total Current Liabilities	212.5	264.3
Long-Term Debt	248.1	247.7
Operating Lease Obligation	62.6	—
Deferred Tax Liabilities	—	4.4
Other Long-Term Liabilities	11.2	19.8
Total Liabilities	534.4	536.2

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 47,734,206 outstanding at December 31, 2019 and 47,444,340 outstanding at December 31, 2018	0.5	0.5
Additional paid-in capital	1,593.9	1,578.1
Accumulated deficit	(288.3)	(242.4)
Treasury stock	(8.9)	(5.3)
Accumulated other comprehensive loss	(32.0)	(33.7)
Total Stockholders’ Equity	1,265.2	1,297.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,799.6	$1,833.4
See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, shares in thousands)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2016	46,682	$0.5	$1,533.2	$(379.2)	53	$(1.9)	$(50.1)	$1,102.5
Net income	—	—	—	79.3	—	—	—	79.3
Issuance of common stock upon the exercise or redemption of share-based awards	238	—	4.7	—	—	—	—	4.7
Stock-based compensation expense	—	—	12.6	—	—	—	—	12.6
Purchases of treasury stock	—	—	—	—	63	(2.5)	—	(2.5)
Other comprehensive income, net of tax	—	—	—	—	—	—	18.8	18.8
Balance at December 31, 2017	46,920	0.5	1,550.5	(299.9)	116	(4.4)	(31.3)	1,215.4
Net income	—	—	—	57.5	—	—	—	57.5
Issuance of common stock upon the exercise or redemption of share-based awards	524	—	17.1	—	—	—	—	17.1
Stock-based compensation expense	—	—	10.5	—	—	—	—	10.5
Purchases of treasury stock	—	—	—	—	16	(0.9)	—	(0.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2.4)	(2.4)
Balance at December 31, 2018	47,444	0.5	1,578.1	(242.4)	132	(5.3)	(33.7)	1,297.2
Net loss	—	—	—	(45.9)	—	—	—	(45.9)
Issuance of common stock upon the exercise or redemption of share-based awards	290	—	5.3	—	—	—	—	5.3
Stock-based compensation expense	—	—	10.5	—	—	—	—	10.5
Purchases of treasury stock	—	—	—	—	74	(3.6)	—	(3.6)
Other comprehensive income, net of tax	—	—	—	—	—	—	1.7	1.7
Balance at December 31, 2019	47,734	$0.5	$1,593.9	$(288.3)	206	$(8.9)	$(32.0)	$1,265.2

See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(in millions)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net (loss) income	$(45.9)	$57.5	$79.3
Depreciation and amortization	36.9	33.5	59.5
Stock-based compensation	10.5	10.5	12.6
Net non-cash gain on Divestiture	—	(98.4)	—
Net losses on asset dispositions	0.6	1.5	3.3
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(0.8)	67.4	(15.3)
Inventories, net of allowance	(21.3)	(34.5)	(16.8)
Prepaid expenses and other assets	30.8	(45.7)	(2.3)
Accounts payable	(83.6)	(64.0)	18.8
Accrued expenses	15.3	(66.6)	11.3
Deferred income taxes and other	(17.0)	(6.8)	(6.2)
Cash (Used in) Provided by Operating Activities	(74.5)	(145.6)	144.2
Investing Activities
Capital expenditures	(50.6)	(49.1)	(43.2)
Acquisition of assets and businesses, net of cash acquired	(57.5)	(65.7)	—
Proceeds from the Divestiture	—	754.3	—
Proceeds from dispositions of property	—	—	0.1
Cash (Used in) Provided by Investing Activities	(108.1)	639.5	(43.1)
Financing Activities
Debt repayments	(0.2)	(339.0)	—
Debt issuance costs	—	(1.6)	—
Purchase of treasury stock	(3.6)	(0.9)	(2.5)
Proceeds from the exercise of stock options	5.3	17.1	4.7
Cash Provided by (Used in) Financing Activities	1.5	(324.4)	2.2
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.9	(4.7)	2.7
(Decrease) Increase in Cash and Cash Equivalents	(179.2)	164.8	106.0
Cash and Cash Equivalents - Beginning of Year	384.5	219.7	113.7
Cash and Cash Equivalents - End of Year	$205.3	$384.5	$219.7

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$8.4	$96.6	$21.4
Cash paid for interest	$16.7	$20.6	$28.7
Supplemental Noncash Disclosure
Capital expenditures included in accounts payable or accrued expenses	$11.2	$16.9	$4.5

See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Accounting Policies
Avanos Medical, Inc. is a medical technology company focused on delivering clinically superior breakthrough medical device solutions to improve patients’ quality of life. Headquartered in Alpharetta, Georgia, Avanos is committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market clinically superior solutions in more than 90 countries. References to “Avanos,” “Company,” “we,” “our” and “us” refer to Avanos Medical, Inc. and its consolidated subsidiaries.
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
Goodwill and Other Intangible Assets
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. The evaluation of goodwill involves comparing the current fair value of a reporting unit to its carrying value, including goodwill. We operate as a single operating segment with one reporting unit, and accordingly, our annual goodwill impairment test was based on an evaluation of the fair value of our Company as a whole, using a combination of income and market capitalization approaches. We completed the required annual goodwill impairment test as of July 1, 2019, and the fair value was substantially in excess of net asset carrying value.

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
Revenue Recognition and Accounts Receivable
Sales revenue is recognized at the time of product shipment or delivery of our products to unaffiliated customers, depending on shipping terms. Accordingly, control of the products transfers to the customer in accordance with the transaction’s shipping terms. Sales revenue is recognized for the amount of consideration that we expect to be entitled to receive in exchange for our products. Sales are reported net of returns, rebates, incentives, each as described below, and freight allowed. Taxes imposed by governmental authorities on our revenue-producing activities with customers, such as sales taxes and value-added taxes, are excluded from net sales.
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
Amounts billed are typically due within 30 days, with a 1% discount allowed for distributors if payments are made within 15 days. We estimate cash discounts based on historical experience and record the cash discounts as an allowance to trade receivables. The differences between estimated and actual cash discounts are normally not material.
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
Our contracts provide for forms of variable consideration including rebates, incentives and pricing tiers, each of which are described below:
Rebates - We provide for rebates on gross sales to distributors for estimated historical differences between list prices and average end-user customer prices. We maintain a liability for the estimated rebates.
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
See Note 5, “Supplemental Balance Sheet Information” for disclosure of our allowances for cash discounts, sales returns and doubtful accounts, and accrued rebates and incentives as of December 31, 2019 and 2018.
As of December 31, 2019, we had no single customer who individually accounted for more than 10% of our consolidated accounts receivable balance, and only one such customer as of December 31, 2018. The provision for doubtful accounts was not material in each of the years ended December 31, 2019, 2018 and 2017.
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

Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors’ Compensation Plan that provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants. Stock-based compensation is initially measured at the fair value of the awards on the grant date and is recognized in the financial statements over the period the employees are required to provide services in exchange for the awards. The fair value of option awards is measured on the grant date using a Black-Scholes option-pricing model. The fair value of time-based and some performance-based restricted share awards is based on the Avanos stock price at the grant date and the assessed probability of meeting future performance targets. For performance-based restricted share units for which vesting is conditioned upon achieving a measure of total shareholder return, fair value is measured using a Monte Carlo simulation. Generally, new shares are issued to satisfy vested restricted stock units and exercises of stock options. See Note 13, “Stock-Based Compensation.”
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
As of December 31, 2019, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $41.0 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Act. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
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
As a result of Topic 842 adoption, we have operating lease liabilities of $77.3 million and corresponding ROU assets of $64.0 million as of December 31, 2019. For other disclosures regarding our lease obligations, see “Leases” in Note 6 herein.

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
Recently Issued Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2020, with early adoption permitted. We do not expect adoption of this ASU to have a material effect on our financial position, results of operations or cash flows.
In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326): Target Transition Relief. This ASU provides transition relief for entities adopting the new credit losses standard ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). Upon adoption of ASU No. 2016-13, an entity is allowed to irrevocably elect the fair value option on certain financial assets that were previously measured at amortized cost basis. ASU No. 2019-05 is effective concurrent with the adoption of ASU No. 2016-13. For entities that have adopted ASU No. 2016-13, the amendment in ASU No. 2019-05 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, with early adoption permitted. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU No. 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. Certain disclosures are required. We do not expect adoption of this ASU to have a material effect on our financial position, results of operations or cash flows.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. The ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and regarding the range and weighted average of unobservable inputs used in Level 3 fair value measurements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The removal of certain disclosures is to be applied retrospectively for all periods presented, but the additional required disclosures are to be prospectively applied, and early application is permitted. We do not expect any transfers between Level 1 and Level 2 of the fair value hierarchy, and as of December 31, 2019, we have no assets or liabilities with fair value measurements in Level 3 of the fair value hierarchy. Accordingly, we do not expect adoption of this ASU to have a material effect on our financial position, results of operations or cash flows.
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

Summit Medical Products, Inc.
On August 7, 2019, we acquired substantially all the assets of Summit Medical Products, Inc. (“Summit”) for $15.6 million plus future contingent payments with an estimated fair value of $1.7 million, subject to certain adjustments as defined in the purchase agreement. Summit develops and markets the ambIT® family of ambulatory electronic infusion pumps, with annual net sales of approximately $7.0 million. Net sales of ambIT® products for the period from August 7, 2019 through December 31, 2019 were approximately $3.3 million and are included in the accompanying consolidated income statement.
NeoMed, Inc.
On April 16, 2019, we acquired a minority interest in NeoMed, Inc. (“NeoMed”) for $7.0 million. NeoMed is a market-leading medical device company that is focused on specialized feeding and medication dosing for low birth weight, neonatal and pediatric patients. On July 8, 2019, we acquired all of the outstanding shares of NeoMed for a purchase price of $33.5 million, which includes the base purchase price of $28.0 million plus certain agreed-upon items at the closing date, net of cash acquired, and subsequently adjusted for certain items as defined in the purchase agreement. NeoMed’s net sales were $37.0 million in 2018. NeoMed’s net sales for the period from July 8, 2019 through December 31, 2019 were $19.7 million and are included in the accompanying consolidated income statement.
Cool Systems, Inc.
On July 1, 2018, we acquired Cool Systems, Inc. for $65.7 million, net of cash acquired, which was based on a purchase price of $65.0 million plus certain adjustments as provided in the purchase agreement. Cool Systems is marketed as Game Ready® and is hereinafter referred to as “Game Ready.” In the year ended December 31, 2019, the purchase price allocation for Game Ready was finalized, resulting in a $1.9 million reduction of goodwill.
Purchase Price Allocation
We accounted for each of the acquisitions described above under the acquisition method of accounting for business combinations. Accordingly, the purchase price paid is allocated to the underlying net assets in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values is recorded as goodwill. The allocation of the purchase price for each of the acquisitions described above is as follows (in millions):

	EndoClear(a)	Summit(a)	NeoMed(a)(b)	Game Ready(c)
Current assets acquired net of liabilities assumed	$0.5	$0.5	$11.2	$8.8
Property, plant and equipment	—	0.1	2.0	1.0
Identifiable intangible assets	4.0	16.3	16.1	40.0
Other noncurrent assets (liabilities), net	—	—	0.3	(0.3)
Deferred tax liabilities	—	—	(3.0)	(0.2)
Goodwill	4.5	0.4	13.9	18.7
Total	$9.0	$17.3	$40.5	$68.0

_______________________________________________

(a)	The EndoClear, Summit and NeoMed transactions closed during the third quarter of 2019. Accordingly, the purchase price allocations in the table above are preliminary.

(b)	The current assets acquired net of liabilities assumed in the NeoMed acquisition included $8.1 million of accounts receivable.

(c)	Game Ready was acquired on July 1, 2018 and the purchase price allocation was finalized on June 30, 2019.
The identifiable intangible assets include the following (in millions):

	EndoClear	Summit	NeoMed	Game Ready	Weighted Average Useful Lives (Yrs)
Trademarks	$1.7	$—	$7.4	$6.7	16
Patents and acquired technologies	1.8	16.3	3.7	16.9	13
Other	0.5	—	5.0	16.4	12
Total	$4.0	$16.3	$16.1	$40.0

The following unaudited pro forma financial information is presented in the table below for the years ended December 31, 2019 and 2018 as if the acquisitions had occurred on January 1 in the year preceding the respective acquisitions (in millions, except per share amounts):

	Year Ended December 31,
	2019 (Unaudited)	2018 (Unaudited)	2017 (Unaudited)
Net sales	$734.1	$716.4	$646.9

Net (loss) income	(47.2)	54.7	75.9

Earnings per share:
Basic	$(0.99)	$1.16	$1.62
Diluted	(0.99)	1.16	1.62

The pro forma financial information has been adjusted to include the effects of the acquisitions, including acquisition-related costs, amortization of acquired intangibles and related tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have been achieved.
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
Organizational Alignment: The first phase of the Plan aligned our organizational and management structure for our remaining Medical Devices business following the Divestiture. In the year ended December 31, 2019, we incurred $2.7 million of costs, primarily for employee retention, severance and benefits, that are included in “Cost of products sold” and “Selling and general expenses” in the accompanying consolidated income statement. In the year ended December 31, 2018, we incurred $9.3 million of costs.
As of December 31, 2019, this phase of the Plan was substantially complete. Plan-to-date expenses were $17.4 million, of which $10.5 million was for employee retention, severance and benefits and the remainder for third-party services and other costs.
Information Technology Systems: In the second phase of the Plan, we migrated to an IT platform that is more appropriate for our business and size (the “ITS Plan”). In the year ended December 31, 2019, we incurred $15.1 million of costs which are included in “Selling and general expenses” in the accompanying consolidated income statements compared to $6.4 million in the year ended December 31, 2018.
As of December 31, 2019, the ITS Plan was complete. Plan-to-date, we incurred $21.5 million of costs that were expensed as incurred and $54.1 million of costs that were capitalized, including $5.0 million of capitalized internal labor costs and $2.2 million of capitalized interest.
Cost Transformation: In June 2019, the third and final phase of the Plan was approved. This third phase relates to optimizing the Company’s procurement, manufacturing, and supply chain operations (the “Cost Transformation”). The Company expects to incur between $11.0 million and $13.0 million to execute the Cost Transformation, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend between $8.0 million to $12.0 million of incremental capital through 2021 in support of the Cost Transformation. The Company expects to complete the Cost Transformation by the end of 2021. In the year ended December 31, 2019, we have incurred $2.3 million of costs related to Cost Transformation.
Integration of Business Acquisitions: During the third quarter of 2019, we initiated activities to integrate the asset and business acquisitions described in Note 2, “Business Acquisitions” into our operations, and where appropriate, re-align our organization accordingly. We expect to incur up to $17.0 million of costs, primarily for employee retention, severance and benefits and lease termination costs. In the year ended December 31, 2019, we incurred $9.1 million for employee retention, severance and benefits. We expect the integration of our acquisitions will be substantially complete by the end of 2020.

Restructuring Liability
We have a liability for employee retention, severance and benefits associated with our restructuring activities, which is summarized below (in millions):

	As of December 31,
	2019	2018
Balance, beginning of year	5.7	5.4
Charges and adjustments, net	9.8	2.9
Payments	(7.0)	(2.6)
Balance, end of year	$8.5	$5.7

Note 4.     Goodwill
We test goodwill for impairment annually (as of July 1) or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying amount. We operate as a single operating segment with one reporting unit, and accordingly, our annual goodwill impairment test was based on an evaluation of the fair value of our Company as a whole.
We completed our annual impairment test as of July 1, 2019, and based on a combination of income and market capitalization approaches, we determined that our fair value substantially exceeds the net carrying value of our reporting unit.
The changes in the carrying amount of goodwill are as follows (in millions):

Balance at December 31, 2017	$764.7
Goodwill acquired(a)	20.6
Currency translation adjustment	(1.7)
Balance at December 31, 2018	783.6
Goodwill acquired(b)	18.8
Purchase accounting adjustment(a)	(1.9)
Currency translation adjustment	0.4
Balance at December 31, 2019	$800.9

_____________________________________________

(a)
We acquired $20.6 million of goodwill in conjunction with the acquisition of Game Ready as described in Note 2, “Business Acquisitions.” This goodwill was subsequently reduced by $1.9 million after the purchase price allocation was finalized in the year ended December 31, 2019.

(b)	We acquired $18.8 million of goodwill in conjunction with the acquisitions described in Note 2, “Business Acquisitions.”

Note 5.     Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	As of December 31,
	2019	2018
Accounts Receivable	$166.8	$152.2
Allowances and doubtful accounts
Doubtful accounts	(2.7)	(1.4)
Sales discounts	(0.3)	(0.2)
Sales returns	—	(0.1)
Accounts receivable, net	$163.8	$150.5

The provision for doubtful accounts and subsequent recoveries of bad debts were not material in each of the years ended December 31, 2019, 2018 and 2017.
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consists of the following (in millions):

	As of December 31,
	2019			2018
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw Materials	$46.3	$2.9	$49.2	$39.6	$1.5	$41.1
Work in process	30.4	0.5	30.9	22.1	0.4	22.5
Finished goods	49.5	21.7	71.2	50.1	13.7	63.8
Supplies and other	—	4.5	4.5	—	5.8	5.8
	126.2	29.6	155.8	111.8	21.4	133.2
Excess of FIFO or weighted-average cost over LIFO cost	(9.9)	—	(9.9)	(11.8)	—	(11.8)
Total	$116.3	$29.6	$145.9	$100.0	$21.4	$121.4

The provision for obsolescence has not been material in each of the years ended December 31, 2019, 2018 and 2017.
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	As of December 31,
	2019	2018
Land	$1.0	$0.9
Buildings and leasehold improvements	48.3	43.5
Machinery and equipment	215.0	141.2
Construction in progress	18.9	52.7
	283.2	238.3
Less accumulated depreciation	(98.7)	(84.2)
Total	$184.5	$154.1

Property, plant and equipment includes $1.8 million and $1.5 million of interest that was capitalized in the years ended December 31, 2019 and 2018, respectively. There were $11.2 million and $16.9 million of capital expenditures in accounts payable as of December 31, 2019 and 2018, respectively.

Depreciation expense was $16.9 million, $13.5 million and $18.8 million, respectively, in the years ended December 31, 2019, 2018 and 2017.
Intangible Assets
Intangible assets subject to amortization consist of the following (in millions):

	As of December 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$90.9	$(56.7)	$34.2	$83.1	$(52.2)	$30.9
Patents and acquired technologies	281.1	(157.2)	123.9	259.5	(144.4)	115.1
Other	61.3	(35.1)	26.2	54.4	(32.2)	22.2
Total	$433.3	$(249.0)	$184.3	$397.0	$(228.8)	$168.2

Amortization expense for intangible assets was $20.0 million, $20.0 million and $20.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
We estimate amortization expense for the next five years and beyond will be as follows (in millions):

For the years ending December 31,
2020	$18.5
2021	17.0
2022	15.9
2023	15.3
2024	15.1
Thereafter	102.5
Total	$184.3

Accrued Expenses
Accrued expenses consist of the following (in millions):

	As of December 31,
	2019	2018
Accrued rebates	$51.1	$26.1
Accrued salaries and wages	23.6	27.0
Accrued taxes and other	3.2	6.5
Other	36.9	34.8
Total	$114.8	$94.4

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	As of December 31,
	2019	2018
Taxes payable	$0.4	$0.4
Accrued compensation benefits	5.4	4.3
Other	5.4	15.1
Total	$11.2	$19.8

Note 6.    Leases
Our lease obligations relate primarily to our principal executive offices along with various manufacturing, warehouse and distribution facilities located throughout the world. For leases with terms greater than twelve months, we record an ROU asset and corresponding lease obligation. As of December 31, 2019, all our leasing arrangements were operating leases. Many of our leases include escalating rent payments, renewal options and termination options, which are considered in our determination of straight-line rent expense when appropriate. Many of our leases also include additional amounts for common area maintenance and taxes. We have elected not to separate lease and non-lease components in the determination of straight-line rent expense. For a majority of our leases, an implicit lease rate is not available. Accordingly, we use a rate that approximates our incremental secured borrowing rate.
The table below summarizes information related to ROU assets and lease liabilities that are included in the accompanying consolidated balance sheet (dollars in millions):

As of December 31, 2019
Assets
Operating lease right-of-use assets	$64.0

Liabilities
Current portion of operating lease liabilities	14.7
Operating lease liabilities	62.6
Total Operating Lease Liabilities	$77.3

Weighted average remaining lease term	7.3 years
Weighted average discount rate	4.5%

The table below summarizes costs and cash flows arising from our lease arrangements for the year ended December 31, 2019 (in millions):

Year Ended December 31, 2019
Operating lease cost	$12.8
Short-term lease cost	2.7
Variable lease cost	2.0
Total lease cost	$17.5

Cash paid for amounts included in the measurement of lease liabilities	$16.9
Right-of-use assets obtained in exchange for new operating lease liabilities	$19.7

The future minimum obligations under operating leases having non-cancelable terms in excess of one year for the next five years and beyond will be (in millions):

For the years ending December 31,	Amount
2020	$15.0
2021	14.4
2022	13.9
2023	11.8
2024	8.3
Thereafter	27.8
Future minimum obligations	$91.2

Note 7.    Discontinued Operations
The results of operations from our former S&IP business are reported in the accompanying consolidated income statements as “Income from Discontinued Operations, net of tax” in the years ended December 31, 2018 and 2017. The remaining business is managed with one operating segment, the Medical Devices business.
The following table summarizes the financial results of our discontinued operations for the years ended December 31, 2018 and 2017 (in millions):

	Year Ended December 31,
	2018	2017
Net Sales	$351.1	$1,012.7
Cost of products sold	260.3	762.5
Research and development	1.1	2.9
Selling, general and other expenses	38.1	82.8
Gain on Divestiture	(89.9)	—
Other expense (income), net	0.4	(1.6)
Income from discontinued operations before income taxes	141.1	166.1
Tax provision from discontinued operations	(75.1)	(54.7)
Income from discontinued operations, net of tax	$66.0	$111.4

In accordance with GAAP, only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, certain expenses that were historically presented as a component of the S&IP were kept in continuing operations. These expenses, on a pre-tax basis, were $37.0 million in the year ended December 31, 2018 and $115.8 million in 2017.
The following table provides operating and investing cash flow information for our discontinued operations (in millions):

	Year Ended December 31,
	2018	2017
Operating Activities:
Depreciation and amortization	$—	20.0
Stock-based compensation expense	(1.5)	1.5
Investing Activities:
Capital expenditures	2.9	19.9

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

The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

	Fair Value Hierarchy Level	December 31, 2019		December 31, 2018
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$205.3	$205.3	$384.5	$384.5
Liabilities
Senior unsecured notes	1	248.1	254.5	247.7	250.9

Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature.
The fair value of our senior unsecured notes is determined using observable market prices based on trading activity on a primary exchange. For the years ended December 31, 2019 and 2018, there were no transfers among Level 1, 2 or 3 fair value determinations. Transfers between levels occur when there are changes in the observability of inputs. Changes between levels are assumed to occur at the beginning of the year.
Note 9.    Debt
As of December 31, 2019 and 2018, our debt balances were as follows (in millions):

	Weighted- Average Interest Rate	Maturities	As of December 31,
			2019	2018
Senior Unsecured Notes	6.25%	2022	249.8	250.0
Unamortized Debt Discounts and Issuance Costs			(1.7)	(2.3)
Total Debt, net			$248.1	$247.7

Senior Unsecured Notes
The Senior Unsecured Notes (“Notes”) will mature on October 15, 2022 and interest accrues at a rate of 6.25% per annum payable semi-annually in arrears on April 15 and October 15 of each year. The Notes are guaranteed, jointly and severally, by each of our domestic subsidiaries that guarantees the Senior Credit Facilities. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the credit agreement using the interest method, resulting in an effective interest rate of 6.51% as of December 31, 2019.
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
Revolving Credit Facility
We have a senior secured revolving credit facility (“Revolving Credit Facility”) that matures on October 30, 2023 which allows for borrowings up to $250.0 million, with a letter of credit sub-facility in an amount of $75.0 million and a swingline sub-facility in an amount of $25.0 million.
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
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of December 31, 2019, we had no borrowings outstanding and letters of credit of $0.7 million issued under the Revolving Credit Facility.
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
As of December 31, 2019, we were in compliance with all of our debt covenants. As of December 31, 2019, our repayment requirements in the next five years includes the $249.8 million Notes due on October 15, 2022.
Note 10.    Income Taxes
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
The components of (loss) income before income taxes, and the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Loss before income taxes
United States	$(61.8)	$(20.7)	$(76.2)
Foreign	(2.2)	2.6	4.0
Total	(64.0)	(18.1)	(72.2)
Income tax provision (benefit):
Current:
United States	(3.6)	(13.6)	(27.4)
State	(0.3)	(0.5)	(4.6)
Foreign	0.8	0.8	1.4
Total	(3.1)	(13.3)	(30.6)
Deferred:
United States	(11.6)	0.7	(9.0)
State	(3.2)	3.5	(0.4)
Foreign	(0.2)	(0.5)	(0.1)
Total	(15.0)	3.7	(9.5)
Total income tax benefit	$(18.1)	$(9.6)	$(40.1)

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
Furthermore, during the fourth quarter of 2018 we recorded discrete tax benefits of $3.9 million related to new guidance issued during 2018 and certain tax planning actions taken in anticipation of the Act. As of December 31, 2018, our accounting for the Act was complete.
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
As of December 31, 2019, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $41.0 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Act. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
Major differences between the federal statutory rate and the effective tax rate are as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
Rate of state income taxes, net of federal tax benefit	4.5	(2.4)	4.5
Statutory rate other than U.S. statutory rate	(2.0)	(1.4)	0.1
Foreign derived intangible income	5.5	—	—
Foreign tax credit carryback	1.9	—	—
Valuation allowance	(1.8)	(10.6)	(1.1)
Uncertain tax positions	—	13.8	—
Transaction related expenses	—	(3.9)	—
GILTI inclusion	—	(1.6)	—
Nondeductible officer’s compensation	(1.0)	(2.7)	0.1
U.S. federal research and development credit	3.1	11.4	3.0
Share based compensation windfall tax deduction	(0.2)	8.5	—
Impacts of U.S. federal tax reform	—	21.7	14.2
Other, net	(2.7)	(0.8)	(0.2)
Effective tax rate	28.3%	53.0%	55.6%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities (in millions):

	As of December 31,
	2019	2018
Deferred tax assets
Accrued liabilities	$12.9	$15.5
Interest limitation	2.9	—
Stock-based compensation	6.9	7.8
Net Operating Losses	27.5	9.2
Operating Lease Right of Use Asset	12.8	—
Other	4.9	5.3
	67.9	37.8
Valuation allowance	(3.4)	(3.3)
Total deferred tax assets	64.5	34.5

Deferred tax liabilities
Intangibles, net	22.6	18.7
Operating Lease Obligations	9.4	—
Inventories	4.8	1.8
Property, plant and equipment, net	10.9	11.4
Other	0.7	0.7
Total deferred tax liabilities	48.4	32.6
Net deferred tax assets (liabilities)	$16.1	$1.9

Valuation allowances increased $0.1 million during the year ended December 31, 2019. Valuation allowances at the end of 2019 and 2018 primarily relate to tax credits and income tax loss carryforwards.
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
At December 31, 2019, we have credit carryforwards for federal income tax purposes of $2.0 million, all of which will expire between 2023 and 2028. We also have net operating loss carryforwards for federal income tax purposes of $93.0 million, of which $28.5 million will expire between 2027 and 2037. The remaining net operating losses are available for carryforward indefinitely.
At December 31, 2019, we have credit carryforwards for state income tax purposes of $3.3 million, of which $2.0 million will expire in 2025. The rest will expire between 2026 and 2028. We also have net operating loss carryforwards for state income tax purposes of $78.0 million, some of which will expire between 2020 and 2034 and others that will remain available for carryforward indefinitely. We also have certain foreign subsidiaries with net operating loss carryforwards for income tax purposes of $19.7 million, of which $2.3 million will expire in 2020 and $3.4 million will expire in 2029. The remaining net operating losses are available for carryforward indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in millions):

	As of December 31,
	2019	2018
Beginning of year	$0.5	$2.7
Gross increases for tax positions of prior years	—	—
Gross decreases for tax positions of prior years	—	—
Decreases for settlements with taxing authorities	—	(0.5)
Decreases for lapse of the applicable statute of limitations	—	(1.7)
End of year	$0.5	$0.5

The amount, if recognized, that would affect our effective tax rate as of December 31, 2019 and 2018 is $0.4 million for both years.
We classify interest and penalties on uncertain tax benefits as income tax expense. As of December 31, 2019 and 2018, before any tax benefits, we had $0.3 million and $0.2 million, respectively of accrued interest and penalties on unrecognized tax benefits.
During the next twelve months, we do not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. In addition, an expiration of the statute of limitations for a tax year in which we have recorded uncertain tax benefits will occur in the next twelve months.
Federal and state income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. The state effect of any changes to filed federal positions remains subject to examination by various states for a period of up to two years after formal notification to the states.
Note 11.    Employee Benefit Plans
Defined Contribution Plans
Eligible employees participate in our defined contribution plans. Our 401(k) plan and supplemental plan provide for a matching contribution of a U.S. employee’s contributions and accruals, subject to predetermined limits. Avanos also has defined contribution pension plans for certain employees outside the U.S. in which eligible employees may participate. We recognized $8.4 million, $7.6 million and $7.4 million, respectively, of expense for our matching contributions to the 401(k) plan in the years ended December 31, 2019, 2018 and 2017, respectively. Our matching contributions to the 401(k) plan are recognized in cost of products sold, research and development and selling and general expenses in our consolidated income statements.
Defined Benefit Plans
Certain plans in our international operations are our direct obligation, and therefore, the related funded status has been recorded within our consolidated balance sheet. These plans are primarily unfunded and the aggregated projected benefit obligation was $4.3 million and $2.8 million as of December 31, 2019 and 2018, respectively. Net periodic pension cost for the years ended December 31, 2019, 2018 and 2017 was $0.5 million, $0.6 million and $0.6 million, respectively. Over the next ten years, we expect gross benefit payments to be $1.1 million in total for the years 2020 through 2024, and $1.7 million in total for the years 2025 through 2029.

Note 12.     Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance, December 31, 2016	$(48.7)	$(0.4)	$(1.0)	$(50.1)
Other comprehensive income	17.1	1.2	0.5	18.8
Balance, December 31, 2017	(31.6)	0.8	(0.5)	(31.3)
Other comprehensive (loss) income	(2.7)	(0.7)	1.0	(2.4)
Balance, December 31, 2018	(34.3)	0.1	0.5	(33.7)
Other comprehensive income (loss)	2.8	—	(1.1)	1.7
Balance, December 31, 2019	$(31.5)	$0.1	$(0.6)	$(32.0)
The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Unrealized translation	$2.8	$(2.7)	$17.1

Defined benefit pension plans	(1.4)	1.2	0.6
Tax effect	0.3	(0.2)	(0.1)
Defined benefit pension plans, net of tax	(1.1)	1.0	0.5

Cash flow hedges	—	(1.0)	1.5
Tax effect	—	0.3	(0.3)
Cash flow hedges, net of tax	—	(0.7)	1.2

Change in AOCI	$1.7	$(2.4)	$18.8

Note 13.    Stock-Based Compensation
The Avanos Medical, Inc. Equity Participation Plan and the Avanos Medical, Inc. Outside Directors’ Compensation Plan (together, the “Equity Plans”) provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants of Avanos or its subsidiaries. A maximum of 4.9 million shares of Avanos common stock may be issued under the Equity Plans, and there are 1.4 million shares remaining available for issuance as of December 31, 2019.
Aggregate stock-based compensation expense under the Equity Plans was $10.4 million, $10.5 million and $12.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, which includes amounts allocated to discontinued operations in 2018 and 2017. See Note 7 for stock-based compensation included in discontinued operations in 2018 and 2017. Stock-based compensation expense described by award type below refers to expense in continuing operations only. Stock-based compensation expense is included in cost of sales, research and development expenses and selling and general expenses.
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
The weighted-average fair value of options granted in the years ended December 31, 2019, 2018 and 2017 was $11.60, $13.69, and $9.07, respectively, based on the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Volatility	30%	26%	24% to 25%
Risk-free rate	2.3%	2.7%	1.7% to 1.8%
Expected term (Years)	4	4	5
Dividend Yield	0%	0%	0%

Stock-based compensation expense related to stock options was $2.9 million, $2.8 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
A summary of stock option activity is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	1,328	$40.75
Granted	272	43.59
Exercises	(156)	33.35
Forfeitures	(151)	45.37
Outstanding at December 31, 2019	1,293	$41.70	6.4	$0.5
Vested and exercisable at December 31, 2019	707	$39.58	5.2	$—

The following table summarizes information about options outstanding as of December 31, 2019:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Shares (in thousands)	Weighted-Average Remaining Contractual Term (Years)	Shares (in thousands)	Weighted-Average Exercise Price
$25.00	to	$35.00	153	5.1	153	$30.32
$35.00	to	$45.00	710	6.9	298	37.85
$45.00+			430	6.1	256	47.13
			1,293	6.4	707	$39.58

In the year ended December 31, 2019, options with an aggregate intrinsic value of $1.4 million were exercised. The tax effects for exercises in 2019 were not material. In the year ended December 31, 2018, options with an intrinsic value of $11.7 million were exercised resulting in an excess tax benefit of $1.8 million, and in the year ended December 31, 2017, options with an intrinsic value of $1.4 million were exercised resulting in an excess tax benefit of $0.4 million. For stock options outstanding at December 31, 2019, we expect to recognize an additional $3.5 million of expense over the remaining average service period of one year.
Restricted Share Units
Restricted shares, time-vested restricted share units and performance-based restricted share units granted to employees and directors are valued at the closing market price of our common stock on the grant date with vesting conditions determined upon approval of the award.
Stock-based compensation expense related to restricted stock units was $3.7 million, $4.8 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. A summary of restricted share unit activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2018	304	$40.51
Granted	153	40.09
Vested	(82)	36.81
Forfeited	(36)	42.63
Outstanding at December 31, 2019	339	$41.00

For restricted share units outstanding at December 31, 2019, we expect to recognize an additional $4.6 million of expense over the remaining average service period of one year.
We also issue restricted share units for which vesting is conditioned on meeting a defined measure of total shareholder return (“TSR units”) over a restricted period of three years. Total shareholder return is measured as our stock price performance over the restricted period compared to defined group of peer companies. The expense recognition for TSR units differs from awards with service or performance conditions in that the expense is recognized over the restricted period regardless of whether the total shareholder return target is met or not, while expense for awards with service and performance conditions is recognized based on the number of awards expected to vest. The fair value of TSR units is determined using a Monte Carlo simulation with a volatility assumption based on the average stock-price volatility for a peer group of companies over the restricted period. The volatility assumption was 29% for awards granted in 2019, and 27% for awards granted in 2018 and 25% for awards granted in 2017. The weighted average fair value per TSR unit was $52.36, $69.41 and $42.24 for awards granted in 2019, 2018 and 2017, respectively. Stock-based compensation expense related to TSR units was $3.8 million, $4.4 million and $4.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
A summary of TSR unit activity is presented below.

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2018	453	$47.57
Granted	128	52.36
Vested	(130)	38.43
Forfeited	(84)	48.93
Outstanding at December 31, 2019	367	$52.18

For TSR units outstanding at December 31, 2019, we expect to recognize an additional $6.8 million of expense over the weighted average remaining restricted period of one year.
Employee Stock Purchase Plan
The Avanos Medical, Inc. Employee Stock Purchase Plan (“ESPP”) allows for employee contributions to purchase shares of the Company’s common stock at a 15% discount off the closing price at the end of each offering periods. The ESPP is available to all employees meeting eligibility requirements as defined in the ESPP. The first offering period of the newly-established ESPP ended on December 31, 2019, and future offering periods will generally be six month periods ending on June 30 and December 31 of each year. Employees may contribute up to 25% of their compensation, subject to a maximum of $25,000 into the ESPP each year. A maximum of 1 million common shares may be issued under the ESPP. For the year ended December 31, 2019, we recognized $0.1 million of compensation expense for the ESPP.
Note 14.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the years ended December 31, 2019, 2018 and 2017, we have incurred $22.5 million, $15.6 million and $20.5 million, respectively, related to these matters.
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
On May 25, 2017, we filed post-trial motions seeking, among other things to have the award of punitive damages reduced. On April 11, 2018, the court issued an Amended Judgment in favor of the plaintiff and against us and Kimberly-Clark that substantially reduced the punitive damages awards. The judgment against us is now $0.4 million in compensatory damages and pre-judgment interest and $1.3 million in punitive damages. The judgment against Kimberly-Clark is $3.9 million in compensatory damages, $2.3 million in pre-judgment interest and $19.4 million in punitive damages.
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
On May 26, 2017, we moved to dismiss or stay Kimberly-Clark’s Delaware complaint, and on June 16, 2017, Kimberly-Clark moved for summary judgment. On September 12, 2017, the Delaware court granted our motion to stay Kimberly-Clark’s complaint and therefore did not take any action on Kimberly-Clark’s motion for summary judgment. On May 30, 2018, Kimberly-Clark moved to quash service of summons we served on Kimberly-Clark in California for lack of personal jurisdiction. On December 12, 2018, the court granted Kimberly-Clark’s motion. On December 18, 2018, we filed a notice of appeal to the California Court of Appeal. On December 6, 2019, the appellate court affirmed the lower court’s ruling, finding that it did not have personal jurisdiction over Kimberly-Clark. We intend to continue our vigorous defense of the matter.
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
Kromenaker
On March 17, 2017, the DOJ submitted a filing declining to intervene in another qui tam matter, and the complaint was unsealed and subsequently served on Kimberly-Clark and Avanos. That matter is styled U.S. ex rel. Kromenaker v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 1:15-cv-04413-SCJ (N. D. Ga.) (“Kromenaker”), filed on December 21, 2015. In that case, the plaintiff alleges, among other things, violations of the federal False Claims Act in connection with the marketing and sale of certain products, including feminine hygiene products, surgical gowns and endotracheal tubes. On June 12, 2017, Kimberly-Clark and Avanos moved to dismiss the complaint. On August 21, 2017, Kromenaker filed an amended complaint, and Kimberly-Clark and Avanos filed motions to dismiss it. On March 27, 2019, the court granted Kimberly-Clark’s and our motion to dismiss. On April 24, 2019, Kromenaker filed a motion with the trial court seeking to have the court alter, amend, or vacate the dismissal. On January 14, 2020, the court denied Kromenaker’s motion, effectively dismissing the case.
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
We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For any matters that are reasonably possible to result in loss and for which no possible loss or range of loss is disclosed in this report, management has determined that it is unable to estimate the possible loss or range of loss because, in each case, at least the following facts applied: (a) early stage of the proceedings; (b) indeterminate (or unspecified) damages; and (c) significant factual issues yet to be resolved, or such amounts have been determined to be immaterial. At present, although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not materially impact our liquidity, access to capital markets or ability to conduct our daily operations.
As of December 31, 2019, we have an accrued liability for the matters described herein, and reasonably possible losses have been disclosed. The accrued liability is included in “Accrued Expenses” in the accompanying consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us, (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be materially different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
Note 15.    Earnings Per Share (“EPS”)
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period, as determined using the treasury stock method. The calculation of basic and diluted EPS for each of the three years ended December 31, 2019, 2018 and 2017 is set forth in the following table (in millions, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Loss from continuing operations	$(45.9)	$(8.5)	$(32.1)
Income from discontinued operations, net of tax	—	66.0	111.4
Net (loss) income	$(45.9)	$57.5	$79.3

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	47.6	47.2	46.8
Dilutive effect of stock options and restricted share unit awards	—	—	—
Diluted weighted average shares outstanding	47.6	47.2	46.8
Earnings (Loss) Per Share:
Basic:
Continuing Operations	$(0.96)	$(0.18)	$(0.69)
Discontinued Operations	—	1.40	2.38
Basic (Loss) Earnings Per Share	$(0.96)	$1.22	$1.69

Diluted:
Continuing operations	$(0.96)	$(0.18)	$(0.69)
Discontinued operations	—	1.40	2.38
Diluted (Loss) Earnings Per Share	$(0.96)	$1.22	$1.69

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
For the year ended December 31, 2019, 1.1 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 16.    Business and Products Information
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
We provide a portfolio of innovative product offerings focused on pain management and respiratory and digestive health to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Chronic care	$413.7	$386.0	$360.8
Pain management	283.9	266.3	250.8
Total Net Sales	$697.6	$652.3	$611.6

Chronic care is focused on (i) digestive health products such as our Mic-Key enteral feeding tubes and Corpak patient feeding solutions and (ii) respiratory health products such as our Ballard closed airway suction systems and oral care kits.
Pain management is focused on non-opioid solutions including (i) acute pain products such as On-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems and (ii) interventional pain solutions, which provides minimally invasive pain relieving therapies, such as our Coolief pain therapy.

For the year ended December 31, 2019, 2018 and 2017, net sales to external customers in the United States were $481 million, $457 million and $467 million, respectively. Globally, no single customer accounted for 10% or more of our consolidated net sales in the year ended December 31, 2019. Net sales to one customer accounted for approximately 10% of consolidated net sales in each of the years ended December 31, 2018 and 2017, respectively.
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
Property, plant and equipment held domestically and in foreign countries is as follows (in millions):

	As of December 31,
	2019	2018
Domestic	$123.1	$97.3
Foreign	61.4	56.8
Total Property, Plant and Equipment	$184.5	$154.1

Note 17.    Supplemental Guarantor Financial Information
In October 2014, Avanos Medical, Inc. (referred to below as “Parent”) issued the Notes (described in Note 9, “Debt”). The Notes are guaranteed, jointly and severally by each of our domestic subsidiaries that guarantees the Senior Credit Facilities (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions as defined in the Indenture dated October 17, 2014. Each Guarantor Subsidiary is directly or indirectly 100%-owned by Avanos Medical, Inc. Each of the guarantees of the Notes is a general unsecured obligation of each Guarantor and ranks equally in right of payment with all existing and future indebtedness and all other obligations (except subordinated indebtedness) of each Guarantor.
The following condensed consolidating balance sheets as of December 31, 2019 and 2018 and the condensed consolidating statements of income and cash flows for the years ended December 31, 2019, 2018 and 2017 provide condensed consolidating financial information for Avanos Medical, Inc. (“Parent”), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the Parent and its subsidiaries on a consolidating basis.
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

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Year Ended December 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$654.0	$132.0	$(88.4)	$697.6
Cost of products sold	—	283.6	100.2	(88.4)	295.4
Gross Profit	—	370.4	31.8	—	402.2
Research and development expenses	—	37.7	—	—	37.7
Selling and general expenses	32.3	326.4	40.4	—	399.1
Other expense (income), net	1.1	31.5	(11.5)	—	21.1
Operating (Loss) Profit	(33.4)	(25.2)	2.9	—	(55.7)
Interest income	4.7	0.1	5.0	(3.1)	6.7
Interest expense	(17.3)	(0.5)	(0.3)	3.1	(15.0)
(Loss) Income Before Income Taxes	(46.0)	(25.6)	7.6	—	(64.0)
Income tax benefit (provision)	11.3	9.5	(2.7)	—	18.1
Equity in earnings of consolidated subsidiaries	(11.2)	2.9	—	8.3	—
Net (Loss) Income	(45.9)	(13.2)	4.9	8.3	(45.9)
Total other comprehensive income, net of tax	1.7	2.1	0.1	(2.2)	1.7
Comprehensive (Loss) Income	$(44.2)	$(11.1)	$5.0	$6.1	$(44.2)

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Year Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$646.8	$178.6	$(173.1)	$652.3
Cost of products sold	—	290.0	144.5	(173.1)	261.4
Gross Profit	—	356.8	34.1	—	390.9
Research and development expenses	—	41.8	—	—	41.8
Selling and general expenses	38.8	261.0	40.6	—	340.4
Other expense (income), net	(1.5)	16.8	(8.7)	1.6	8.2
Operating (Loss) Profit	(37.3)	37.2	2.2	(1.6)	0.5
Interest income	4.3	0.2	7.3	(4.0)	7.8
Interest expense	(27.5)	(2.7)	(0.2)	4.0	(26.4)
(Loss) Income Before Income Taxes	(60.5)	34.7	9.3	(1.6)	(18.1)
Income tax benefit (provision)	6.8	11.1	(8.3)	—	9.6
Equity in earnings of consolidated subsidiaries	117.7	139.5	—	(257.2)	—
Income (Loss) from Continuing Operations	64.0	185.3	1.0	(258.8)	(8.5)
(Loss) Income from discontinued operations, net of tax	(6.5)	(49.4)	121.9	—	66.0
Net Income	57.5	135.9	122.9	(258.8)	57.5
Total other comprehensive (loss) income, net of tax	(2.4)	3.4	(3.4)	—	(2.4)
Comprehensive Income	$55.1	$139.3	$119.5	$(258.8)	$55.1

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME AND COMPREHENSIVE INCOME STATEMENTS
(in millions)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$679.2	$306.9	$(374.5)	$611.6
Cost of products sold	—	385.7	263.5	(374.5)	274.7
Gross Profit	—	293.5	43.4	—	336.9
Research and development expenses	—	38.2	—	—	38.2
Selling and general expenses	29.9	249.7	42.1	—	321.7
Other (income) expense, net	0.7	34.5	(15.1)	—	20.1
Operating (Loss) Income	(30.6)	(28.9)	16.4	—	(43.1)
Interest income	0.9	0.1	4.5	(3.0)	2.5
Interest expense	(32.3)	(2.2)	(0.1)	3.0	(31.6)
(Loss) Income Before Income Taxes	(62.0)	(31.0)	20.8	—	(72.2)
Income tax benefit (provision)	20.0	23.2	(3.1)	—	40.1
Equity in earnings of consolidated subsidiaries	125.1	32.6	—	(157.7)	—
Income (Loss) from Continuing Operations	83.1	24.8	17.7	(157.7)	(32.1)
(Loss) Income from discontinued operations, net of tax	(3.8)	86.0	29.2	—	111.4
Net Income	79.3	110.8	46.9	(157.7)	79.3
Total other comprehensive income, net of tax	18.8	13.1	18.3	(31.4)	18.8
Comprehensive Income	$98.1	$123.9	$65.2	$(189.1)	$98.1

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	As of December 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$118.9	$31.0	$55.4	$—	$205.3
Accounts receivable, net	15.7	1,139.0	202.9	(1,193.8)	163.8
Inventories	—	132.4	13.5	—	145.9
Prepaid and other current assets	5.9	14.8	2.8	—	23.5
Total Current Assets	140.5	1,317.2	274.6	(1,193.8)	538.5
Property, Plant and Equipment, Net	—	157.9	26.6	—	184.5
Operating Lease Right of Use Assets	—	53.5	10.5	—	64.0
Investment in Consolidated Subsidiaries	2,436.6	328.2	—	(2,764.8)	—
Goodwill	4.9	780.6	15.4	—	800.9
Other Intangible Assets, net	—	176.6	7.7	—	184.3
Other Assets	22.6	3.1	1.7	—	27.4
TOTAL ASSETS	$2,604.6	$2,817.1	$336.5	$(3,958.6)	$1,799.6

LIABILITIES AND EQUITY
Current Liabilities
Current portion of operating lease liabilities	$—	$12.1	$2.6	$—	$14.7
Trade accounts payable	$1,021.6	$237.8	$17.4	$(1,193.8)	$83.0
Accrued expenses	64.1	36.5	14.2	—	114.8
Total Current Liabilities	1,085.7	286.4	34.2	(1,193.8)	212.5
Long-Term Debt	248.1	—	—	—	248.1
Operating Lease Obligation	—	54.2	8.4	—	62.6
Other Long-Term Liabilities	5.6	1.8	3.8	—	11.2
Total Liabilities	1,339.4	342.4	46.4	(1,193.8)	534.4
Total Equity	1,265.2	2,474.7	290.1	(2,764.8)	1,265.2
TOTAL LIABILITIES AND EQUITY	$2,604.6	$2,817.1	$336.5	$(3,958.6)	$1,799.6

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

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash Provided by (Used in) Operating Activities	$29.3	$(114.9)	$11.1	$—	$(74.5)
Investing Activities
Capital expenditures	—	(44.4)	(6.2)	—	(50.6)
Acquisition of business, net of cash acquired	(57.5)	—	—	—	(57.5)
Intercompany contributions	—	160.6	0.2	(160.8)	—
Cash (Used in) Provided by Investing Activities	(57.5)	116.2	(6.0)	(160.8)	(108.1)
Financing Activities
Intercompany contributions	(158.3)	—	(2.5)	160.8	—
Debt repayments	(0.2)	—	—	—	(0.2)
Purchase of treasury stock	(3.6)	—	—	—	(3.6)
Proceeds and excess tax benefits from the exercise of stock options	5.3	—	—	—	5.3
Cash (Used in) Provided by Financing Activities	(156.8)	—	(2.5)	160.8	1.5
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.4	1.5	—	1.9
(Decrease) Increase in Cash and Cash Equivalents	(185.0)	1.7	4.1	—	(179.2)
Cash and Cash Equivalents, Beginning of Period	303.9	29.3	51.3	—	384.5
Cash and Cash Equivalents, End of Period	$118.9	$31.0	$55.4	$—	$205.3

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

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Cash (Used in) Provided by Operating Activities	$(43.3)	$137.2	$50.3	$—	$144.2
Investing Activities
Capital expenditures	—	(32.4)	(10.8)	—	(43.2)
Proceeds from property dispositions	—	0.1	—	—	0.1
Intercompany contributions	—	(98.8)	—	98.8	—
Cash Used in Investing Activities	—	(131.1)	(10.8)	98.8	(43.1)
Financing Activities
Intercompany contributions	101.4	—	(2.6)	(98.8)	—
Purchase of treasury stock	(2.5)	—	—	—	(2.5)
Proceeds and excess tax benefits from the exercise of stock options	4.7	—	—	—	4.7
Cash Provided by (Used in) Financing Activities	103.6	—	(2.6)	(98.8)	2.2
Effect of Exchange Rate on Cash and Cash Equivalents	—	0.4	2.3	—	2.7
Increase in Cash and Cash Equivalents	60.3	6.5	39.2	—	106.0
Cash and Cash Equivalents, Beginning of Period	54.2	9.5	50.0	—	113.7
Cash and Cash Equivalents, End of Period	$114.5	$16.0	$89.2	$—	$219.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Avanos Medical, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Avanos Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Net Sales/Accrued Expenses-Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The Company generally distributes its products through wholesale distributors, and in many cases, discounts to the net selling prices are determined based on the contractual arrangements that the Company has with its end-user groups’ purchasing organizations. The Company’s contracts provide for variable consideration, including rebates. Sales are reported net of distributor rebates, which are estimated based on the historical difference between list prices and average end-user contract prices and the quantity of products expected to be sold to end users. Total rebates due to customers that were not settled as of December 31, 2019 was $51.1 million and is included in accrued expenses.
The Company must make certain judgments to estimate the liability for rebates as of the fiscal year end. The judgment of determining the liability includes estimating the quantity of products to be sold to end-user customers and determining the difference in the product’s list price and the average end-user customers’ prices. Due to the extent of subjectivity in management’s estimation, our audit in this area involves especially subjective judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of rebates included the following, among others:

•
We tested effectiveness of controls related to the accounting for rebates, including those over the estimates of quantity of products to be sold to end-user customers and the difference in the product’s list price and the average end-user prices.

•	We tested the accuracy and evaluated the relevance of the historical rebate data as an input to the estimated rebates by agreeing rebate rates to contractual arrangements.

•	We performed a historical trend analysis of rebates paid as a percentage of gross sales.

•	We evaluated management’s ability to accurately estimate rebates by comparing management’s historical estimates to rebates paid.

•	We evaluated whether the estimated rebates were consistent with evidence obtained in other areas of the audit.
Accrued Expenses/Loss Contingencies-Refer to Note 13 to the financial statements
Critical Audit Matter Description
The medical device industry is subject to comprehensive government regulation, and in the normal course of business, liabilities may arise from product-specific and general legal proceedings, and other government investigations. Given the highly complex nature of certain legal proceedings and claims, including the surgical gown litigation and related indemnification obligations under the terms of the distribution agreement with Kimberly-Clark Corporation (“Kimberly-Clark”), management applies significant judgment when considering the likelihood and estimate of loss to record or disclose for each of these legal matters. The Company has disclosed a potential range of loss of related to the surgical gown litigation which includes the judgment against the Company and the judgment against Kimberly-Clark. The judgment against the Company is $0.4 million in compensatory damages and pre-judgment interest and $1.3 million in punitive damages. The judgment against Kimberly-Clark is $3.9 million in compensatory damages, $2.3 million in pre-judgment interest and $19.4 million in punitive damages. The Company has accrued its best estimate of probable loss related to these matters within accrued expenses.
The most significant judgment related to accounting for loss contingencies associated with the surgical gown litigation is the estimate of the Company’s obligation to indemnify Kimberly-Clark, for which the Company has notified Kimberly-Clark that it reserved the rights to challenge any purported obligation to indemnify Kimberly-Clark for the punitive damages awarded against them. Given the complexity of this area, the degree of management’s judgments and estimates, and the nature of the evidence required to address these matters, we consider loss contingencies to be a critical audit matter.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of loss contingencies, specifically management’s estimate related to its obligation to indemnify Kimberly-Clark related to the surgical gown litigation, and the reserved rights to challenge any purported obligation related to indemnification of punitive damages awarded against Kimberly-Clark, included the following, among others:

•	We tested the effectiveness of controls related to loss contingencies, including those over the estimate of indemnification obligations.

•
We evaluated management’s judgments in connection with recording and disclosing loss contingencies through inquiries of management and inspection of minutes of the Board of Directors and management meetings.

•	We obtained and evaluated the Company’s distribution agreement with Kimberly-Clark, which governs the Company’s indemnification obligations.

•
We obtained letters from internal and external counsel regarding potential outcomes of outstanding legal proceedings and claims, including the proceedings related to the surgical gown litigation and related indemnification obligations.

•	We evaluated the Company’s disclosures related to loss contingencies.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Atlanta, Georgia
February 25, 2020
We have served as the Company’s auditor since 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer believe that, as of December 31, 2019, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. The scope of management’s evaluation included all of our businesses except for the businesses acquired with NeoMed, Inc., which was acquired in July 2019 and whose financial statements constitute 2% of our consolidated net assets, 3% of our consolidated net sales and 0% of our consolidated net income as of and for the year ended December 31, 2019. For further information, see “Business Acquisition” in Note 2 to the consolidated financial statements in Item 8 of this report. Management’s evaluation was based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
IT System Implementation and Stabilization
As of December 31, 2019, the Company was stabilizing its recently-implemented new global IT platform. The new IT platform and related applications were designed to support business activities following the divestiture of the S&IP business and post-divestiture network separation. The new IT platform affects many of the processes that constitute the Company’s internal control over financial reporting. The Company expects improvement in internal control over financial reporting overall, but the implementation was not in response to any identified deficiency.

Except as noted above, there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Avanos Medical, Inc.
Atlanta, GA

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avanos Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at NeoMed, Inc., which was acquired in July 2019 and whose financial statements constitute 2% of consolidated net assets, 3% of consolidated net sales and 0% of consolidated net income of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at NeoMed, Inc.

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
February 25, 2020

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2020 Proxy Statement for the Annual Meeting of Stockholders (the “2020 Proxy Statement”) are incorporated in this Item 10 by reference:

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
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of the 2020 Proxy Statement captioned “Compensation Discussion and Analysis,” “Compensation Tables,” “Director Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the section of the 2020 Proxy Statement captioned “Other Information—Security Ownership Information” is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in thousands) (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders(1)	1,999(2)	$41.70	1,406

(1)
Includes (a) the Avanos Medical, Inc. Equity Participation Plan (the “Employee Plan”), effective November 1, 2014 and (b) the Avanos Medical, Inc. Outside Directors’ Compensation Plan, effective November 1, 2014 (the “Director Plan”).

(2)
Includes 538 restricted share units granted under the Employee Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares issued may vary, depending on actual performance). Upon vesting, a share of Avanos common stock is issued for each restricted share unit. Column (a) also includes 168 restricted share units granted under the Director Plan. Under the Director Plan, upon retirement from, or any other termination of service from the Board, a share of Avanos common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price.

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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of the 2020 Proxy Statement captioned “Other Information—Transactions with Related Persons” and “Corporate Governance—Director Independence” is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the sections of the 2020 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Auditors” is incorporated in this Item 14 by reference.

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

AVANOS MEDICAL, INC.

February 25, 2020	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph F. Woody	Chief Executive Officer and Director (principal executive officer)	February 25, 2020
Joseph F. Woody

/s/ Michael C. Greiner	Senior Vice President and Chief Financial Officer (principal financial officer)	February 25, 2020
Michael C. Greiner

/s/ Renato Negro	Vice President and Controller (principal accounting officer)	February 25, 2020
Renato Negro

Directors

Gary D. Blackford
John P. Byrnes
Ronald W. Dollens
Heidi Kunz
William A. Hawkins III
Patrick J. O’Leary
Maria Sainz
Dr. Julie Shimer

By:	/s/ S. Ross Mansbach	February 25, 2020
S. Ross Mansbach Attorney-in-Fact

