Form 10-Q
period 2020-03-31
Avanos Medical, Inc.
filed 2020-05-06
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Yes  ☐    No  ☒
As of April 28, 2020, there were 47,756,626 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net Sales	$180.4	$164.2
Cost of products sold	78.3	65.4
Gross Profit	102.1	98.8
Research and development	9.4	10.2
Selling and general expenses	91.1	106.4
Other expense, net	1.0	6.8
Operating Income (Loss)	0.6	(24.6)
Interest income	0.7	2.4
Interest expense	(4.3)	(3.7)
Loss Before Income Taxes	(3.0)	(25.9)
Income tax benefit	6.7	5.6
Net Income (Loss)	$3.7	$(20.3)

Earnings (Loss) Per Share
Basic	$0.08	$(0.43)
Diluted	$0.08	$(0.43)

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net Income (Loss)	$3.7	$(20.3)
Other Comprehensive (Loss) Income, net of tax
Unrealized currency translation adjustments	(15.0)	0.7
Defined benefit plans	0.2	—
Cash flow hedges	(0.1)	—
Total Other Comprehensive (Loss) Income, net of tax	(14.9)	0.7
Comprehensive Loss	$(11.2)	$(19.6)

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$187.7	$205.3
Accounts receivable, net of allowances	159.6	163.8
Inventories	153.1	145.9
Prepaid expenses and other current assets	23.7	23.5
Total Current Assets	524.1	538.5
Property, Plant and Equipment, net	178.7	184.5
Operating Lease Right-of-Use Assets	59.9	64.0
Goodwill	799.8	800.9
Other Intangible Assets, net	179.3	184.3
Deferred Tax Assets	11.0	16.1
Other Assets	10.9	11.3
TOTAL ASSETS	$1,763.7	$1,799.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of operating lease liabilities	$14.3	$14.7
Trade accounts payable	73.5	83.0
Accrued expenses	101.6	114.8
Total Current Liabilities	189.4	212.5
Long-Term Debt	248.2	248.1
Operating Lease Liabilities	58.8	62.6
Other Long-Term Liabilities	10.8	11.2
Total Liabilities	507.2	534.4

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 47,755,911 outstanding as of March 31, 2020 and 47,734,206 outstanding as of December 31, 2019	0.5	0.5
Additional paid-in capital	1,596.4	1,593.9
Accumulated deficit	(284.6)	(288.3)
Treasury stock	(8.9)	(8.9)
Accumulated other comprehensive loss	(46.9)	(32.0)
Total Stockholders’ Equity	1,256.5	1,265.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,763.7	$1,799.6

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Common Stock	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,593.9	1,578.1
Exercise or redemption of share-based awards	—	0.2
Stock-based compensation expense	2.5	4.2
Additional Paid-in Capital, end of period	1,596.4	1,582.5
Accumulated Deficit, beginning of period	(288.3)	(242.4)
Net income (loss)	3.7	(20.3)
Accumulated Deficit, end of period	(284.6)	(262.7)
Treasury Stock, beginning of period	(8.9)	(5.3)
Purchases of treasury stock	—	(1.9)
Treasury Stock, end of period	(8.9)	(7.2)
Accumulated Other Comprehensive Loss, beginning of period	(32.0)	(33.7)
Other comprehensive (loss) income, net of tax	(14.9)	0.7
Accumulated Other Comprehensive Loss, end of period	(46.9)	(33.0)
Total Stockholders’ Equity, end of period	$1,256.5	$1,280.1

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income (loss)	$3.7	$(20.3)
Depreciation and amortization	10.6	8.4
Stock-based compensation expense	2.5	4.2
Net loss on asset dispositions	—	0.2
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	17.0	15.5
Inventories	(8.5)	(8.2)
Prepaid expenses and other assets	(2.0)	20.3
Accounts payable	(8.2)	(19.7)
Accrued expenses	(14.5)	(23.8)
Deferred income taxes and other	(6.4)	0.3
Cash Used in Operating Activities	(5.8)	(23.1)
Investing Activities
Capital expenditures	(5.2)	(12.5)
Cash Used in Investing Activities	(5.2)	(12.5)
Financing Activities
Purchases of treasury stock	—	(1.9)
Proceeds from the exercise of stock options	—	0.2
Cash Used in Financing Activities	—	(1.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6.6)	1.1
Decrease in Cash and Cash Equivalents	(17.6)	(36.2)
Cash and Cash Equivalents - Beginning of Period	205.3	384.5
Cash and Cash Equivalents - End of Period	$187.7	$348.3

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
Interim Financial Statements
We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and the condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. Our unaudited interim condensed consolidated financial statements contain all necessary material adjustments, which are of a normal and recurring nature, to fairly state our financial condition, results of operations and cash flows for the periods presented.
Use of Estimates
Preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Estimates are used in accounting for, among other things, distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, loss contingencies, and deferred tax assets and potential income tax assessments. Our estimates are subject to uncertainties associated with the ongoing COVID-19 pandemic which has caused volatility and adverse effects in global markets. Accordingly, actual results could differ from these estimates, and the effect of the difference could be material to our financial statements. Changes in these estimates are recorded when known.
Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act allows for the carryback of U.S. net operating losses to prior years resulting in a $7.4 million benefit that was recognized in the three months ended March 31, 2020.
Recently Adopted Accounting Pronouncements
Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13, as amended by ASU 2019-05, Financial Instruments - Credit Losses (Topic 326). This standard addresses expected credit losses on financial instruments, including trade receivables, by replacing the incurred loss method with methodology that reflects expected credit losses that requires consideration of a broader range of information. Historically, our bad debt expense has not been material and our trade receivables are generally short-term in nature. Accordingly, adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
Effective January 1, 2020, we adopted ASU No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU is intended to reduce complexity by aligning the requirements for capitalizing implementation costs incurred in cloud-based arrangements with the requirements for capitalization of costs incurred to develop internal-use software. Any implementation costs in cloud-based arrangements would then be amortized over the term of the service contract. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
Effective January 1, 2020, we adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. The ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and regarding the range and weighted average of unobservable inputs used in Level 3 fair value measurements. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.

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
Note 2.  Restructuring Activities
Post-Divestiture Restructuring Plan
In conjunction with the divestiture of our former Surgical & Infection Prevention business, we began a three-phase restructuring plan (the “Plan”) intended to align our organizational structure (“Organizational Alignment”), information technology platform (“IT Transformation”) and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our remaining Medical Devices business. Organizational Alignment and IT Transformation are substantially complete. In the three months ended March 31, 2020, expenses were incurred only for the final phase, Cost Transformation.
The Cost Transformation phase was initiated in June 2019, and is intended to optimize the Company’s procurement, manufacturing, and supply chain operations. The Company expects to incur between $11.0 million and $13.0 million to execute the Cost Transformation, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend between $8.0 million to $12.0 million of incremental capital through 2021 and expects to complete the Cost Transformation by the end of 2021. In the three months ended March 31, 2020, we incurred $0.5 million of costs included in “Cost of products sold” and plan-to-date we have incurred $2.8 million of costs related to Cost Transformation.
In the three months ended March 31, 2019, the amounts we incurred for the earlier phases of the Plan included $1.5 million for Organizational Alignment and $0.5 million for IT Transformation.
Integration of Business Acquisitions
During the third quarter of 2019, we initiated activities to integrate recent asset and business acquisitions into our operations, and where appropriate, re-align our organization accordingly. We expect to incur up to $17.0 million of costs, primarily for employee retention, severance and benefits and lease termination costs. In the three months ended March 31, 2020, we have incurred $0.1 million of costs included in “Selling and general expenses” and plan-to-date, we have incurred $9.2 million of expense primarily for employee retention, severance and benefits. We expect the integration of our acquisitions will be substantially complete by the end of 2020.
Restructuring Liability
We have a liability for employee retention, severance and benefits associated with our restructuring activities, which is summarized below (in millions):

Accrual
Balance, December 31, 2019	$8.5
Charges and adjustments, net	0.2
Payments	(0.1)
Balance, March 31, 2020	$8.6

Note 3. Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	March 31, 2020	December 31, 2019
Accounts receivable	$162.8	$166.8
Allowances and doubtful accounts:
Doubtful accounts	(2.9)	(2.7)
Sales discounts	(0.3)	(0.3)
Accounts receivable, net	$159.6	$163.8
As of March 31, 2020 and December 31, 2019, accounts receivable included $28.9 million and $14.3 million, respectively, in other receivables that were primarily related to tax refunds receivable.
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	March 31, 2020			December 31, 2019
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$50.4	$2.9	$53.3	$46.3	$2.9	$49.2
Work in process	28.8	0.4	29.2	30.4	0.5	30.9
Finished goods	53.4	20.1	73.5	49.5	21.7	71.2
Supplies and other	—	4.0	4.0	—	4.5	4.5
	132.6	27.4	160.0	126.2	29.6	155.8
Excess of FIFO or weighted-average cost over LIFO cost	(6.9)	—	(6.9)	(9.9)	—	(9.9)
Total	$125.7	$27.4	$153.1	$116.3	$29.6	$145.9
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	March 31, 2020	December 31, 2019
Land	$0.8	$1.0
Buildings	45.4	48.3
Machinery and equipment	215.0	215.0
Construction in progress	19.6	18.9
	280.8	283.2
Less accumulated depreciation	(102.1)	(98.7)
Total	$178.7	$184.5
Depreciation expense was $5.8 million for the three months ended March 31, 2020 compared to $3.6 million for the three months ended March 31, 2019. Depreciation expense in the three months ended March 31, 2020 includes depreciation on $59.3 million of capital that was placed in service in late 2019 associated with (i) implementation of a new IT platform and (ii) post-divestiture network separation. We considered the effects of the ongoing COVID-19 pandemic on the recoverability of our fixed assets and concluded that, as of March 31, 2020, the events and circumstances did not indicate that the carrying value of any of our fixed assets were not recoverable.

Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2019	$800.9
Currency translation adjustment	(1.1)
Balance, March 31, 2020	$799.8
We considered the effects of the ongoing COVID-19 pandemic on the fair value of our reporting unit and concluded that, as of March 31, 2020, the events and circumstances did not indicate that an interim period test for goodwill impairment was necessary.
Intangible assets subject to amortization consist of the following (in millions):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$90.9	$(57.9)	$33.0	$90.9	$(56.7)	$34.2
Patents and acquired technologies	281.1	(160.2)	120.9	281.1	(157.2)	123.9
Other	61.3	(35.9)	25.4	61.3	(35.1)	26.2
Total	$433.3	$(254.0)	$179.3	$433.3	$(249.0)	$184.3
Amortization expense for intangible assets was $4.8 million for the three months ended March 31, 2020 compared to $4.8 million for the three months ended March 31, 2019. We considered the effects of the ongoing COVID-19 pandemic on the recoverability of our intangible assets and concluded that, as of March 31, 2020, events and circumstances did not indicate that the carrying value of any of our intangible assets were not recoverable.
We estimate amortization expense for the remainder of 2020 and the following four years and beyond will be (in millions):

Amount
Remainder of 2020	$13.5
2021	17.0
2022	15.9
2023	15.3
2024	15.1
Thereafter	102.5
Total	$179.3
Accrued Expenses
Accrued expenses consist of the following (in millions):

	March 31, 2020	December 31, 2019
Accrued rebates	$37.2	$51.1
Accrued salaries and wages	22.8	23.6
Accrued taxes	3.3	3.2
Other	38.3	36.9
Total	$101.6	$114.8
Accrued rebates represent amounts accrued for estimated incentives earned by customers.

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	March 31, 2020	December 31, 2019
Taxes payable	$0.4	$0.4
Accrued compensation benefits	5.1	5.4
Other	5.3	5.4
Total	$10.8	$11.2

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		March 31, 2020		December 31, 2019
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$187.7	$187.7	$205.3	$205.3
Liabilities
Senior Unsecured Notes	1	248.2	245.7	248.1	254.5
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of the senior unsecured notes was based on observable market prices based on trading activity on a primary exchange.
Note 5.  Debt
As of March 31, 2020 and December 31, 2019, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	March 31, 2020	December 31, 2019
Senior Unsecured Notes	6.25%	2022	$249.8	$249.8
Unamortized Debt Discounts and Issuance Costs			(1.6)	(1.7)
Total Debt, net			$248.2	$248.1
Senior Unsecured Notes
The Senior Unsecured Notes (the “Notes”) will mature on October 15, 2022. Interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Unamortized debt discount and issuance costs are being amortized over the life of the Notes using the interest method, resulting in an effective interest rate of 6.51% as of March 31, 2020.
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
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of March 31, 2020, we had no borrowings and letters of credit of $0.7 million outstanding under the Revolving Credit Facility.
Note 6. Accumulated Other Comprehensive Income
The changes in the components of AOCI, net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2019	$(31.5)	$0.1	$(0.6)	$(32.0)
Other comprehensive loss	(15.0)	(0.1)	0.2	(14.9)
Balance, March 31, 2020	$(46.5)	$—	$(0.4)	$(46.9)
The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Unrealized translation	$(15.0)	$0.7
Defined benefit pension plans	0.3	—
Tax effect	(0.1)	—
Defined benefit pension plans, net of tax	0.2	—
Cash flow hedges	(0.1)	—
Tax effect	—	—
Cash flow hedges, net of tax	(0.1)	—
Change in AOCI	$(14.9)	$0.7

Note 7.  Stock-Based Compensation
Aggregate stock-based compensation expense was $2.5 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively.
Stock-based compensation expense related to stock options was $0.6 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.
Expense related to time-based restricted share units was $0.9 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively.
Stock-based compensation expense related to performance-based restricted share units was $0.9 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.
Stock-based compensation expense related to our employee stock purchase plan (“ESPP”) was $0.1 million in the three months ended March 31, 2020. The ESPP was put in place during 2019 with the first offering period beginning on September 1, 2019 through December 31, 2019. As a result, there was no expense for the ESPP in the three months ended March 31, 2019.
Note 8. Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). We incurred $2.2 million and $8.7 million of expenses in the three months ended March 31, 2020 and 2019, respectively, related to these matters.
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
On May 25, 2017, we filed post-trial motions seeking, among other things, to have the award of punitive damages reduced. On April 11, 2018, the court issued an Amended Judgment in favor of the plaintiff and against us and Kimberly-Clark that substantially reduced the punitive damages awards. The judgment against us is now $0.4 million in compensatory damages and pre-judgment interest and $1.3 million in punitive damages. The judgment against Kimberly-Clark is now $3.9 million in compensatory damages, $2.4 million in pre-judgment interest, and $19.4 million in punitive damages.
On April 12, 2018, we filed a notice of appeal to the Ninth Circuit Court of Appeals. We intend to continue our vigorous defense of the Bahamas matter.
Kimberly-Clark Corporation
We have notified Kimberly-Clark that we have reserved our rights to challenge any purported obligation to indemnify Kimberly-Clark for the punitive damages awarded against them. In connection with our reservation of rights, on May 1, 2017, we filed a complaint in the matter styled Halyard Health, Inc. v. Kimberly-Clark Corporation, Case No. BC659662 (County of Los Angeles, Superior Court of California). In that case, we sought a declaratory judgment that we have no obligation, under the Distribution Agreement or otherwise, to indemnify, pay, reimburse, assume, or otherwise cover punitive damages assessed against Kimberly-Clark in the Bahamas matter, or any Expenses or Losses (as defined in the distribution agreement) associated with an award of punitive damages. On May 2, 2017, Kimberly-Clark filed a complaint in the matter styled Kimberly-Clark Corporation v. Halyard Health, Inc., Case No. 2017-0332-AGB (Court of Chancery of the State of Delaware). In that case, Kimberly-Clark seeks a declaratory judgment that (1) we must indemnify them for all damages, including punitive damages, assessed against them in the Bahamas matter, (2) we have anticipatorily and materially breached the Distribution Agreement by our failure to indemnify them, and (3) we are estopped from asserting, or have otherwise waived, any claim that we are not required to indemnify them for all damages, including punitive damages, that may be awarded in the Bahamas matter.
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
Shahinian
On October 12, 2016, after the DOJ and various States declined to intervene, a qui tam matter was unsealed and a complaint was subsequently served on us in a matter styled U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-

cv-08313-JAK-JPR (C.D. Cal.) (“Shahinian”), filed on October 27, 2014. The case alleges, among other things, violations of the federal and various state False Claims Acts in connection with the marketing and sale of certain surgical gowns. On March 8, 2017, Kimberly-Clark moved to dismiss the Shahinian complaint, and on July 14, 2017, the California court granted Kimberly-Clark’s motion. The plaintiff then filed a second amended complaint, and on August 11, 2017, Kimberly-Clark moved to dismiss that one as well. The plaintiff then filed a third amended complaint. On January 18, 2018, Kimberly-Clark moved to dismiss that one too. On September 30, 2018, the court granted Kimberly-Clark’s motion with prejudice. On November 13, 2018, Shahinian filed a notice of appeal to the Ninth Circuit Court of Appeals.
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
As of March 31, 2020, we have an accrued liability for the matters described herein, and reasonably possible losses have been disclosed. The accrued liability is included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us; (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be materially different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
The calculation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$3.7	$(20.3)

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	47.8	47.5
Dilutive effect of stock options and restricted share unit awards	0.2	—
Diluted weighted average shares outstanding	48.0	47.5
(Loss) Earnings Per Share:
Basic	$0.08	$(0.43)
Diluted	$0.08	$(0.43)
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
For the three months ended March 31, 2020, 1.2 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 10. Business and Products Information
We conduct our business in one operating and reportable segment that provides our medical device products to healthcare providers and patients in more than 90 countries with manufacturing facilities in the United States, Mexico, France, Germany and Tunisia.

We provide a portfolio of innovative product offerings focused on pain management and chronic care to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Chronic care	$115.7	$100.0
Pain management	64.7	64.2
Total Net Sales	$180.4	$164.2
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.
The following will be discussed and analyzed:
•Effects of the COVID-19 Pandemic
•Restructuring Activities
•Results of Operations and Related Information
•Liquidity and Capital Resources
•Guarantor Financial Information
•Legal Matters
•Critical Accounting Policies
•Information Concerning Forward-Looking Statements
Effects of the COVID-19 Pandemic
On January 30, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a global health emergency and on March 11, 2020, declared COVID-19 a global pandemic. The pandemic has thrown global financial markets into turmoil, caused disruption in global supply and distribution channels and dramatically changed the way companies do business.
From the beginning of this global health crisis, our first priority has been the safety and well being of our employees. In the quarter ended March 31, 2020, we have taken steps to ensure the health and safety of our employees and customers and to comply with shelter-in-place or quarantine orders that are in effect in various jurisdictions throughout the world. We have made work-from-home arrangements for nearly all of our global non-manufacturing workforce and have put measures in place to monitor and protect our manufacturing employees.
We continue to monitor the developments associated with the COVID-19 pandemic and its effects on our employees, customers, supply chain and distribution channels. Considering the timing of the WHO’s pandemic declaration, we did not experience significant disruption in our business in this quarter, but we cannot quantify the impact the COVID-19 pandemic will have on our future results of operations. The ongoing impact of the pandemic depends on a number of factors including the severity and duration of the COVID-19 pandemic and the extent and severity of the impact on our customers, which is uncertain and not predictable. Our future results of operations and cash flows may suffer adverse effects from delays in payments on outstanding accounts receivable, potential supply and distribution chain disruptions and uncertain demand, and effects of any actions we may take to address financial and operational challenges our customers may face. Other risks and uncertainties that we face include, but are not limited to the postponement or cancellation of elective medical procedures and their uncertain return which adversely impacts our business, potential temporary or prolonged office, production facility or distribution center closures, the health of our employees and ability to meet staffing needs, potential new or continued governmental actions that may limit employees’ ability to work, civil unrest relating to government, corporate and societal responses to the pandemic, volatility in economic conditions and the financial markets as well as other unanticipated effects that remain unknown.
We are actively managing our response to the COVID-19 pandemic in collaboration with our customers, government agencies, vendors, suppliers and business partners and assessing the potential effects to our financial position, results of operations and cash flows. For further information regarding the potential impact of the COVID-19 pandemic on our company, see “Risk Factors” in Item 1A of this report.
In conjunction with our altered operations previously described, we have incurred $0.5 million of expense. However, many of the developments associated with the COVID-19 pandemic occurred late in the first quarter, and therefore, we may incur significant additional expense as we expect to sustain altered operations through the second quarter and perhaps beyond. Some of these additional expenses may be considered unusual and excluded from our calculation of “Adjusted Operating Profit” as described later in “Results of Operations and Related Information.”
In the three months ended March 31, 2020, we did not experience significant disruption in our business. However, while there is a surge in demand for products in our respiratory health product category, delayed elective surgical procedures have caused declining demand for products in the pain management portfolio. Accordingly, we expect adverse effects beginning in the second quarter of 2020 and continuing through the remainder of 2020, and perhaps beyond.

In response to the expected continued adverse impacts from the COVID-19 pandemic, we are taking the following actions to reduce operating expenses, minimize cash outflow and ensure the Company remains strong as the crisis passes:
•Postponing planned 2020 merit compensation increases for all non-manufacturing, salaried employees;
•Decreasing discretionary spending across the organization;
•Streamlining processes, while leaving vacant non-critical positions open;
•Postponing certain capital expenditures and R&D projects; and
•Adjusting manufacturing production, while ensuring sufficient inventory levels to support the higher demand in Respiratory Health.
Restructuring Activities
Post-Divestiture Restructuring Plan
In conjunction with the divestiture of our former S&IP business, we began a three-phase restructuring plan (the “Plan”) intended to align our organizational structure (“Organizational Alignment”), information technology platform (“IT Transformation”) and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our remaining Medical Devices business. Organizational Alignment and IT Transformation are substantially complete. In the three months ended March 31, 2020, expenses were occurred only for the final phase, Cost Transformation.
The Cost Transformation phase was initiated in June 2019, and is intended to optimize the Company’s procurement, manufacturing, and supply chain operations (“Cost Transformation”). The Company expects to incur between $11.0 million and $13.0 million to execute the Cost Transformation, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend between $8.0 million to $12.0 million of incremental capital through 2021 and expects to complete the Cost Transformation by the end of 2021. In the three months ended March 31, 2020, we incurred $0.5 million and plan-to-date we have incurred $2.8 million of costs related to Cost Transformation.
Integration of Business Acquisitions
During the third quarter of 2019, we initiated activities to integrate recent asset and business acquisitions into our operations, and where appropriate, re-align our organization accordingly. We expect to incur up to $17.0 million of costs, primarily for employee retention, severance and benefits and lease termination costs. In the three months ended March 31, 2020, we incurred $0.1 million and plan-to-date we have incurred $9.2 million of expense for employee retention, severance and benefits. We expect the integration of our acquisitions will be substantially complete by the end of 2020.
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
Net Sales
Our net sales are summarized in the following tables for the three months ended March 31, 2020 and 2019 (in millions):

			Three Months Ended March 31,
			2020	2019	Change
Chronic care			$115.7	$100.0	15.7%
Pain management			64.7	64.2	0.8
Net Sales			$180.4	$164.2	9.9%

	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net Sales - percentage change	10%	11%	(1)%	—%	—%
_______________________________________________
(a)Volume includes incremental sales of NeoMed and Summit products.
(b)Other includes rounding.

Product Category Descriptions
Chronic care is a portfolio of products that include (i) digestive health products such as our Mic-Key enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions and (ii) respiratory health products such as closed airway suction systems and other airway management devices under the Ballard, Microcuff and Endoclear brands.
Pain management is a portfolio of non-opioid pain solutions including (i) acute pain products, such as On-Q and ambIT® surgical pain pumps and Game Ready cold and compression therapy systems and (ii) interventional pain solutions, which provides minimally invasive pain relieving therapies, such as our Coolief pain therapy.
First Quarter 2020 Compared to First Quarter 2019
Net sales of $180.4 million increased 10% compared to the prior year. The NeoMed and Summit acquisitions contributed 7% of volume growth. Besides acquisitions, the remaining volume growth was driven by demand for COOLIEF through the first half of March, and a surge in demand in respiratory health due to the COVID-19 pandemic, partially offset by lower volume in acute pain and digestive health, along with unfavorable price and mix.
The COVID-19 crisis has caused a surge in demand for respiratory health. We are unable to predict how long the higher demand will be sustained or if it will be followed by a sustained decline when the crisis passes and business and inventories return to a normalized level. While demand for our digestive health solutions has remained relatively consistent during the COVID-19 crisis, demand in our pain management portfolio, and particularly in acute pain, has been severely impacted. We expect to see adverse impacts in pain management for the remainder of 2020 and perhaps beyond.
Net Sales By Geographic Region
The factors causing volume growth were consistent throughout our geographic regions. Net sales by region is presented in the table below (in millions):

	Three Months Ended March 31,
	2020	2019	Change
Net Sales
North America	$138.6	$127.6	8.6%
Europe, Middle East and Africa	26.1	22.4	16.5
Asia Pacific and Latin America	15.7	14.2	10.6
Total Net Sales	$180.4	$164.2	9.9%
Adjusted Operating (Loss) Profit
A reconciliation of adjusted operating profit, a non-GAAP measure, to operating loss is provided in the table below (in millions):

	Three Months Ended March 31,
	2020	2019
Operating (Loss) Profit, as reported	$0.6	$(24.6)

COVID-19 related expenses	0.5	—
Restructuring and IT charges	0.5	2.0
Post Divestiture transition charges	4.0	18.7
Acquisition-related charges	1.8	0.7
Litigation and legal	2.2	8.7
Intangibles amortization	4.8	4.9

Adjusted Operating Profit (non-GAAP)	$14.4	$10.4
Items impacting operating results include:
COVID-19 Related Expenses: As a result of the ongoing COVID-19 pandemic, we have incurred incremental expenses for additional personal protective equipment for our manufacturing employees, sanitation at our facilities, capacity expansion for respiratory health products and other costs. In the three months ended March 31, 2020, we incurred $0.5 million of COVID-19 related costs.

Post-Divestiture Restructuring Activities: As previously described under “Restructuring Activities,” in the three months ended March 31, 2020, we incurred $0.5 million of costs related to Cost Transformation. In the three months ended March 31, 2019, we incurred $2.0 million of costs, including $1.5 million related to Organizational Alignment and $0.5 million for IT Transformation.
Post Divestiture Transition Charges: Costs related to the separation of the S&IP business were $4.0 million in the three months ended March 31, 2020. Costs incurred are net of amounts realized from TSA arrangements. In the prior year, we incurred $18.7 million of costs in the three months ended March 31, 2019.
Acquisition and Integration-related Charges: In the three months ended March 31, 2020, we incurred $1.8 million of integration costs related to recent acquisitions. In the prior year, we incurred $0.7 million of acquisition-related costs.
Legal Costs: We incurred $2.2 million for certain litigation matters in the three months ended March 31, 2020 compared to $8.7 million in the three months ended March 31, 2019. Litigation matters are described in “Commitments and Contingencies” in Note 8 to the condensed consolidated financial statements.
Intangibles Amortization: Intangibles amortization related to intangibles acquired in prior business acquisitions was $4.8 million in the three months ended March 31, 2020 compared to $4.9 million in the three months ended March 31, 2019.
Adjusted operating profit improved in the three months ended March 31, 2020 compared to the prior year due to higher net sales volume and cost savings partially offset by lower gross profit margin.
Interest Income and Expense
Interest expense consists of interest accrued and amortization debt discount and issuance costs on our long-term debt net of interest capitalized on long-term capital projects. See “Debt” in Note 5 to the condensed consolidated financial statements. Interest expense was $4.3 million in the three months ended March 31, 2020, respectively, compared to $3.7 million in the comparable periods last year.
Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act allows for the carryback of U.S. net operating losses to prior years resulting in a $7.4 million benefit that was recognized in the three months ended March 31, 2020. As a result, the income tax benefit was $6.7 million and the effective tax rate was 223.3% in the three months ended March 31, 2020. In the three months ended March 31, 2019, the tax benefit was $5.6 million and the effective tax rate was 21.6%.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available under our revolving credit facility. While we have recently experienced negative operating cash flow, our operating cash flow has historically been sufficient to meet our working capital requirements and fund capital expenditures. As of March 31, 2020, $77.5 million of our $187.7 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or result of operations for the foreseeable future. As a result of the COVID-19 pandemic, we may see a delay in collection of accounts receivable in future quarters. However, we anticipate that our current cash position will provide sufficient liquidity to manage the business during this uncertainty, and we continue to believe that our ability to generate cash from domestic and international operations and the borrowing capacity under our available credit facilities are adequate to fund our requirements for working capital, capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
Cash and cash equivalents decreased by $17.6 million to $187.7 million as of March 31, 2020 compared to $205.3 million as of December 31, 2019. The decrease was driven by $5.8 million used in operations, $5.2 million of capital expenditures and $6.6 million of unfavorable currency exchange effects.
In the prior year, cash and cash equivalents decreased by $36.2 million to $348.3 million as of March 31, 2019 primarily due to $23.1 million used in operations and $12.5 million of capital expenditures.
Operating Activities
Operating activities used $5.8 million in the three months ended March 31, 2020 primarily driven by changes in operating assets and liabilities. Operating activities used $23.1 million in the same period last year.

Investing Activities
Capital expenditures were $5.2 million in the three months ended March 31, 2020, compared to $12.5 million in same period last year.
Financing Activities
There were no significant financing activities or transactions in the three months ended March 31, 2020. In the comparable period last year, financing activities used $1.7 million for purchases of treasury stock.
Long Term Debt
As of March 31, 2020, debt was $248.2 million, net of unamortized discount, on our 6.25% Senior Unsecured Notes (the “Notes”) that mature on October 15, 2022.
Our senior secured revolving credit facility (“Revolving Credit Facility”) is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock. The Revolving Credit Facility matures on October 30, 2023.
To the extent we remain in compliance with certain financial covenants in our credit agreement, funds under the Revolving Credit Facility are available for our working capital and other liquidity requirements. As of March 31, 2020, we had no borrowings and letters of credit of $0.7 million outstanding under the Revolving Credit Facility.
See “Debt” in Note 5 to the accompanying condensed consolidated financial statements for further details regarding our debt agreements.
Guarantor Financial Information
The Notes described under “Long Term Debt” were issued by Avanos Medical, Inc. and are guaranteed, jointly and severally, by each of our domestic subsidiaries (each, a “Guarantor Subsidiary” and collectively, the “Guarantor Subsidiaries”). The guarantees are full and unconditional, subject to certain customary release provisions as defined in the Indenture dated October 17, 2014. Each Guarantor Subsidiary is directly or indirectly 100%-owned by Avanos Medical, Inc. Each of the guarantees of the Notes is a general unsecured obligation of each Guarantor and ranks equally in right of payment with all existing and future indebtedness and all other obligations (except subordinated indebtedness) of each Guarantor.
The following tables present summarized income statement and balance sheet information for Avanos Medical, Inc. and the Guarantor Subsidiaries on a combined basis (in millions):

Summarized Income Statement Information:	Three Months Ended March 31, 2020
Net Sales	$169.0
Gross Profit	92.2
Net Income	3.7

Summarized Balance Sheet Information:	As of March 31, 2020
Current assets	$452.5
Non-current assets	1,462.4
Total Assets	$1,914.9

Current liabilities	$352.7
Non-current liabilities	305.6
Total Liabilities	$658.3

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
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three months ended March 31, 2020 and 2019 and our financial position as of March 31, 2020 and December 31, 2019. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:
•general economic conditions particularly in the United States,
•fluctuations in global equity and fixed-income markets,
•risks related to the ongoing COVID-19 pandemic,
•the competitive environment,
•the loss of current customers or the inability to obtain new customers,
•litigation and enforcement actions,
•disruption in supply of raw materials or the distribution of finished goods,
•price fluctuations in key commodities,
•fluctuations in currency exchange rates,
•changes in governmental regulations that are applicable to our business,
•changes in asset valuations including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons, and
•any other matters described elsewhere in this MD&A or in the Risk Factors section of this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Item 4.Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
In addition to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 under Part I, Item 1A “Risk Factors” and under “Information Concerning Forward-Looking Statements” in Part I, Item II of this Quarterly Report on Form 10-Q, we are also subject to the risks described below related to the ongoing COVID-19 pandemic. Any of these risks could adversely affect our business, consolidated financial position, results of operations and cash flows and could cause our future results to materially differ from those in any of our forward-looking statements. Other risks that are presently unknown or that we believe are not material may also adversely affect our business.
The ongoing COVID-19 pandemic could adversely impact our business operations, financial position, results of operations and cash flows.
The COVID-19 pandemic has caused significant volatility in the global financial markets, caused disruption in global supply and distribution channels, dramatically changed the way companies do business and may adversely impact our financial position, results of operations and cash flows.
At present, we cannot quantify the impact the COVID-19 pandemic will have on our future results of operations. The ongoing impact of the pandemic depends on a number of factors including the severity and duration of the pandemic and the extent and the severity of the impact on our customers, which is uncertain and not predictable. Our future results of operations and cash flows may suffer material adverse effects from delays in payments on outstanding accounts receivable, potential supply and distribution chain disruptions and uncertain demand, and effects of any actions we may take to address financial and operational challenges our customers may face. Other risks and uncertainties include, but are not limited to the postponement or cancellation of elective medical procedures and their uncertain return which adversely impacts our business, potential temporary or prolonged office, production facility or distribution center closures, the health of our employees and ability to meet staffing needs, potential new or continued governmental actions that may limit employees’ ability to work, civil unrest relating to government, corporate and societal responses to the pandemic, volatility in economic conditions and the financial markets as well as other unanticipated effects that remain unknown. If we experience any one of these risks or uncertainties, it may cause a material adverse impact to our financial position, results of operations and cash flows.

Item 6.  Exhibits

(a)Exhibits

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

AVANOS MEDICAL, INC.
(Registrant)

May 6, 2020	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2020	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)