Form 10-Q
period 2020-06-30
Avanos Medical, Inc.
filed 2020-08-04
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Yes  ☐    No  ☒
As of July 28, 2020, there were 47,831,556 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Sales	$163.7	$172.2	$344.1	$336.4
Cost of products sold	77.2	73.5	155.5	138.9
Gross Profit	86.5	98.7	188.6	197.5
Research and development	7.7	9.5	17.1	19.7
Selling and general expenses	76.9	94.7	168.0	201.1
Other expense, net	3.7	4.3	4.7	11.1
Operating Loss	(1.8)	(9.8)	(1.2)	(34.4)
Interest income	0.2	2.0	0.9	4.4
Interest expense	(4.3)	(3.5)	(8.6)	(7.2)
Loss Before Income Taxes	(5.9)	(11.3)	(8.9)	(37.2)
Income tax benefit	2.9	3.3	9.6	8.9
Net (Loss) Income	$(3.0)	$(8.0)	$0.7	$(28.3)

(Loss) Earnings Per Share
Basic	$(0.06)	$(0.17)	$0.02	$(0.60)
Diluted	$(0.06)	$(0.17)	$0.02	$(0.60)

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (Loss) Income	$(3.0)	$(8.0)	$0.7	$(28.3)
Other Comprehensive Income (Loss), net of tax
Unrealized currency translation adjustments	4.9	1.9	(10.1)	2.6
Defined benefit plans	—	—	0.2	—
Cash flow hedges	—	—	(0.1)	—
Total Other Comprehensive Income (Loss), net of tax	4.9	1.9	(10.0)	2.6
Comprehensive Income (Loss)	$1.9	$(6.1)	$(9.3)	$(25.7)

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$185.0	$205.3
Accounts receivable, net of allowances	137.8	163.8
Inventories	174.1	145.9
Prepaid expenses and other current assets	20.2	23.5
Total Current Assets	517.1	538.5
Property, Plant and Equipment, net	179.3	184.5
Operating Lease Right-of-Use Assets	60.0	64.0
Goodwill	800.2	800.9
Other Intangible Assets, net	174.6	184.3
Deferred Tax Assets	14.0	16.1
Other Assets	10.7	11.3
TOTAL ASSETS	$1,755.9	$1,799.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of operating lease liabilities	$15.4	$14.7
Trade accounts payable	75.8	83.0
Accrued expenses	84.8	114.8
Total Current Liabilities	176.0	212.5
Long-Term Debt	248.4	248.1
Operating Lease Liabilities	58.9	62.6
Other Long-Term Liabilities	11.0	11.2
Total Liabilities	494.3	534.4

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 47,802,185 outstanding as of June 30, 2020 and 47,734,206 outstanding as of December 31, 2019	0.5	0.5
Additional paid-in capital	1,599.9	1,593.9
Accumulated deficit	(287.6)	(288.3)
Treasury stock	(9.2)	(8.9)
Accumulated other comprehensive loss	(42.0)	(32.0)
Total Stockholders’ Equity	1,261.6	1,265.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,755.9	$1,799.6

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common Stock	$0.5	$0.5	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,596.4	1,582.5	1,593.9	1,578.1
Exercise or redemption of share-based awards	0.5	2.5	0.5	2.7
Stock-based compensation expense	3.0	1.8	5.5	6.0
Additional Paid-in Capital, end of period	1,599.9	1,586.8	1,599.9	1,586.8
Accumulated Deficit, beginning of period	(284.6)	(262.7)	(288.3)	(242.4)
Net (loss) income	(3.0)	(8.0)	0.7	(28.3)
Accumulated Deficit, end of period	(287.6)	(270.7)	(287.6)	(270.7)
Treasury Stock, beginning of period	(8.9)	(7.2)	(8.9)	(5.3)
Purchases of treasury stock	(0.3)	(1.4)	(0.3)	(3.3)
Treasury Stock, end of period	(9.2)	(8.6)	(9.2)	(8.6)
Accumulated Other Comprehensive Loss, beginning of period	(46.9)	(33.0)	(32.0)	(33.7)
Other comprehensive income (loss), net of tax	4.9	1.9	(10.0)	2.6
Accumulated Other Comprehensive Loss, end of period	(42.0)	(31.1)	(42.0)	(31.1)
Total Stockholders’ Equity, end of period	$1,261.6	$1,276.9	$1,261.6	$1,276.9

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income (loss)	$0.7	$(28.3)
Depreciation and amortization	21.4	16.9
Stock-based compensation expense	5.5	6.0
Net loss on asset dispositions	0.2	0.5
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	37.9	26.2
Inventories	(29.1)	(13.3)
Prepaid expenses and other assets	1.3	32.8
Accounts payable	(5.7)	(64.6)
Accrued expenses	(29.4)	(29.3)
Deferred income taxes and other	(7.5)	(1.9)
Cash Used in Operating Activities	(4.7)	(55.0)
Investing Activities
Capital expenditures	(12.1)	(35.4)
Acquisition of assets and investments in businesses	—	(7.0)
Cash Used in Investing Activities	(12.1)	(42.4)
Financing Activities
Debt repayments	—	(0.2)
Purchases of treasury stock	(0.3)	(3.3)
Proceeds from the exercise of stock options	0.6	2.6
Cash Provided by (Used in) Financing Activities	0.3	(0.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.8)	1.9
Decrease in Cash and Cash Equivalents	(20.3)	(96.4)
Cash and Cash Equivalents - Beginning of Period	205.3	384.5
Cash and Cash Equivalents - End of Period	$185.0	$288.1

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
Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act allows for the carryback of U.S. net operating losses to prior years resulting in a $2.3 million and $9.7 million benefit that was recognized in the three and six months ended June 30, 2020 respectively.
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
Note 2.  Restructuring Activities
Our restructuring expenses for the three and six months ended June 30, 2020 and 2019 is summarized in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Post-Divestiture Restructuring Plan
Cost Transformation	$0.6	$1.2	$1.1	$1.2
Organizational Alignment & IT Transformation	(0.6)	4.6	(0.6)	6.6
Total Post-Divestiture Restructuring Plan	—	5.8	0.5	7.8
Integration and Restructuring of Business Acquisitions	(0.8)	—	(0.7)	—
Total Restructuring Costs	$(0.8)	$5.8	$(0.2)	$7.8
Post-Divestiture Restructuring Plan
In conjunction with the divestiture of our former Surgical & Infection Prevention business, we began a three-phase restructuring plan (the “Plan”) intended to align our organizational structure (“Organizational Alignment”), information technology platform (“IT Transformation”) and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our remaining Medical Devices business. Organizational Alignment and IT Transformation are substantially complete. However, in the three months ended June 30, 2020, employee severance and retention that was previously accrued for Organizational Alignment was reversed due to employee attrition. There was no other activity for Organizational Alignment or IT Transformation in the six months ended June 30, 2020.
Cost Transformation
The Cost Transformation phase was initiated in June 2019, and is intended to optimize the Company’s procurement, manufacturing, and supply chain operations. The Company expects to incur between $11.0 million and $13.0 million to execute the Cost Transformation, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend between $8.0 million to $12.0 million of incremental capital through 2021 and expects to complete the Cost Transformation by the end of 2021. Expenses incurred for Cost Transformation are included in “Cost of products sold.” Plan-to-date we have incurred $3.4 million of costs that were expensed as incurred and $0.7 million of costs that were capitalized.
Integration and Restructuring of Business Acquisitions
During the third quarter of 2019, we initiated activities to integrate recent asset and business acquisitions into our operations, and where appropriate, re-align our organization accordingly. We expect to incur up to $11.0 million of costs, primarily for employee retention, severance and benefits and lease termination costs. In the three months ended June 30, 2020, attrition and the resulting reductions in severance and benefits caused a net credit in the quarter. Plan-to-date, we have incurred $6.9 million of expense, included in “Selling and general expenses,” primarily for employee retention, severance, benefits and “Other expense, net” for right-of-use asset impairment. We expect the integration of our acquisitions will be substantially complete by the end of 2020.

Restructuring Liability
We have a liability for employee retention, severance, benefits and other costs associated with our restructuring activities, which is summarized below (in millions):

Accrual
Balance, December 31, 2019	$8.5
Charges and adjustments, net	(0.2)
Payments and other	(3.7)
Balance, June 30, 2020	$4.6

Note 3. Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	June 30, 2020	December 31, 2019
Accounts receivable	$141.6	$166.8
Allowances and doubtful accounts:
Doubtful accounts	(3.6)	(2.7)
Sales discounts	(0.2)	(0.3)
Accounts receivable, net	$137.8	$163.8
As of June 30, 2020 and December 31, 2019, accounts receivable included $30.4 million and $14.3 million, respectively, in other receivables that were primarily related to tax refunds receivable.
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	June 30, 2020			December 31, 2019
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$57.1	$3.0	$60.1	$46.3	$2.9	$49.2
Work in process	27.4	0.5	27.9	30.4	0.5	30.9
Finished goods	62.0	25.9	87.9	49.5	21.7	71.2
Supplies and other	—	5.8	5.8	—	4.5	4.5
	146.5	35.2	181.7	126.2	29.6	155.8
Excess of FIFO or weighted-average cost over LIFO cost	(7.6)	—	(7.6)	(9.9)	—	(9.9)
Total	$138.9	$35.2	$174.1	$116.3	$29.6	$145.9
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	June 30, 2020	December 31, 2019
Land	$0.8	$1.0
Buildings	45.7	48.3
Machinery and equipment	217.0	215.0
Construction in progress	22.3	18.9
	285.8	283.2
Less accumulated depreciation	(106.5)	(98.7)
Total	$179.3	$184.5

Depreciation expense was $5.9 million and $11.7 million for the three and six months ended June 30, 2020 compared to $3.7 million and $7.3 million for the three and six months ended June 30, 2019, respectively. Depreciation expense in the three and six months ended June 30, 2020 includes depreciation on $59.3 million of capital that was placed in service in late 2019 associated with (i) implementation of a new IT platform and (ii) post-divestiture network separation. We considered the effects of the ongoing COVID-19 pandemic on the recoverability of our fixed assets and concluded that, as of June 30, 2020, the events and circumstances did not indicate that the carrying value of any of our fixed assets were not recoverable.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2019	$800.9
Currency translation adjustment	(0.7)
Balance, June 30, 2020	$800.2
We considered the effects of the ongoing COVID-19 pandemic on the fair value of our reporting unit and concluded that, as of June 30, 2020, the events and circumstances did not indicate that an interim period test for goodwill impairment was necessary.
Intangible assets subject to amortization consist of the following (in millions):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$90.9	$(59.0)	$31.9	$90.9	$(56.7)	$34.2
Patents and acquired technologies	281.1	(163.2)	117.9	281.1	(157.2)	123.9
Other	61.3	(36.5)	24.8	61.3	(35.1)	26.2
Total	$433.3	$(258.7)	$174.6	$433.3	$(249.0)	$184.3
Amortization expense for intangible assets was $4.9 million and $9.7 million for the three and six months ended June 30, 2020 compared to $4.8 million and $9.6 million for the three and six months ended June 30, 2019. We considered the effects of the ongoing COVID-19 pandemic on the recoverability of our intangible assets and concluded that, as of June 30, 2020, events and circumstances did not indicate that the carrying value of any of our intangible assets were not recoverable.
We estimate amortization expense for the remainder of 2020 and the following four years and beyond will be (in millions):

Amount
Remainder of 2020	$9.9
2021	17.0
2022	15.9
2023	15.3
2024	15.1
Thereafter	101.4
Total	$174.6
Accrued Expenses
Accrued expenses consist of the following (in millions):

	June 30, 2020	December 31, 2019
Accrued rebates	$24.4	$51.1
Accrued salaries and wages	27.5	23.6
Accrued taxes	4.4	3.2
Other	28.5	36.9
Total	$84.8	$114.8
Accrued rebates represent amounts accrued for estimated incentives earned by customers.

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	June 30, 2020	December 31, 2019
Taxes payable	$0.4	$0.4
Accrued compensation benefits	5.3	5.4
Other	5.3	5.4
Total	$11.0	$11.2

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		June 30, 2020		December 31, 2019
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$185.0	$185.0	$205.3	$205.3
Liabilities
Senior Unsecured Notes	1	248.4	250.1	248.1	254.5
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of the senior unsecured notes was based on observable market prices based on trading activity on a primary exchange.
Note 5.  Debt
As of June 30, 2020 and December 31, 2019, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	June 30, 2020	December 31, 2019
Senior Unsecured Notes	6.25%	2022	$249.8	$249.8
Unamortized Debt Discounts and Issuance Costs			(1.4)	(1.7)
Total Debt, net			$248.4	$248.1
Senior Unsecured Notes
The Senior Unsecured Notes (the “Notes”) will mature on October 15, 2022. Interest accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Unamortized debt discount and issuance costs are being amortized over the life of the Notes using the interest method, resulting in an effective interest rate of 6.51% as of June 30, 2020. We may redeem the Notes in whole or in part without paying a premium any time on or after October 15, 2020.
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
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of June 30, 2020, we had no borrowings and letters of credit of $0.7 million outstanding under the Revolving Credit Facility.
Note 6. Accumulated Other Comprehensive Income
The changes in the components of AOCI, net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(31.5)	$0.1	$(0.6)	$(32.0)
Other comprehensive loss	(10.1)	(0.1)	0.2	(10.0)
Balance, June 30, 2020	$(41.6)	$—	$(0.4)	$(42.0)
The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized translation	$4.9	$1.9	$(10.1)	$2.6
Defined benefit pension plans	—	—	0.3	—
Tax effect	—	—	(0.1)	—
Defined benefit pension plans, net of tax	—	—	0.2	—
Cash flow hedges	—	—	(0.1)	—
Tax effect	—	—	—	—
Cash flow hedges, net of tax	—	—	(0.1)	—
Change in AOCI	$4.9	$1.9	$(10.0)	$2.6

Note 7.  Stock-Based Compensation
Aggregate stock-based compensation expense was $3.0 million and $5.5 million for the three and six months ended June 30, 2020, compared to $1.8 million and $6.0 million in the three and six months ended June 30, 2019, respectively.
Stock-based compensation expense related to stock options was $0.7 million and $1.3 million for the three and six months ended June 30, 2020, compared to $0.9 million and $1.7 million in the three and six months ended June 30, 2019, respectively.
Expense related to time-based restricted share units was $1.5 million and $2.4 million for the three and six months ended June 30, 2020, compared to $0.4 million and $2.6 million in the three and six months ended June 30, 2019, respectively.
Stock-based compensation expense related to performance-based restricted share units was $0.8 million and $1.7 million for the three and six months ended June 30, 2020, compared to $0.5 million and $1.7 million in the three and six months ended June 30, 2019, respectively.
Expense related to our employee stock purchase plan (“ESPP”) was not material in the three months ended June 30, 2020. ESPP-related expense was $0.1 million for the six months ended June 30, 2020. The ESPP was put in place during 2019 with the first offering period beginning on September 1, 2019 through December 31, 2019. As a result, there was no expense for the ESPP in the three and six months ended June 30, 2019.
Note 8. Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the three and six months ended June 30, 2020, we incurred $1.2 million and $3.4 million, respectively, of expenses related to these matters compared to $4.7 million and $13.4 million in the three and six months ended June 30, 2019.
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
On May 25, 2017, we filed post-trial motions seeking, among other things, to have the award of punitive damages reduced. On April 11, 2018, the court issued an Amended Judgment in favor of the plaintiff and against us and Kimberly-Clark that substantially reduced the punitive damages awards. The judgment against us is now $0.4 million in compensatory damages and pre-judgment interest and $1.3 million in punitive damages. The judgment against Kimberly-Clark is now $3.9 million in compensatory damages, $2.6 million in pre-judgment interest, and $19.4 million in punitive damages.
On April 12, 2018, we filed a notice of appeal to the Ninth Circuit Court of Appeals. On July 23, 2020, the appellate court vacated the judgment against Avanos and remanded the case to the district court with instructions to dismiss Avanos because Bahamas lacked standing to sue us. The appellate court also ruled that the district court abused its discretion by failing to decertify the class as defined and, therefore, vacated the judgment against Kimberly-Clark and remanded it to the trial court for further proceedings consistent with its ruling. We intend to continue our vigorous defense of the Bahamas matter.
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
Shahinian
On October 12, 2016, after the DOJ and various States declined to intervene, a qui tam matter was unsealed and a complaint was subsequently served on us in a matter styled U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C.D. Cal.) (“Shahinian”), filed on October 27, 2014. The case alleges, among other things, violations of the federal and various state False Claims Acts in connection with the marketing and sale of certain surgical gowns. On March 8, 2017, Kimberly-Clark moved to dismiss the Shahinian complaint, and on July 14, 2017, the California court granted Kimberly-Clark’s motion. The plaintiff then filed a second amended complaint, and on August 11, 2017, Kimberly-Clark moved to dismiss that one as well. The plaintiff then filed a third amended complaint. On January 18, 2018, Kimberly-Clark moved to dismiss that one too. On September 30, 2018, the court granted Kimberly-Clark’s motion with prejudice. On November 13, 2018, Shahinian filed a notice of appeal to the Ninth Circuit Court of Appeals. On June 4, 2020, the appellate court vacated the district’s court order dismissing the case and remanded the case to the district court.
We may have an Indemnification Obligation for the Shahinian matter under the distribution agreement with Kimberly-Clark and have notified Kimberly-Clark that we reserve our rights to challenge the obligation to indemnify Kimberly-Clark for any damages or penalties which are not indemnifiable under applicable law or public policy. We intend to continue our vigorous defense of the matter.
Jackson
We were served with a complaint in a matter styled Jackson v. Halyard Health, Inc., Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-05093-LTS (S.D.N.Y.), filed on June 28, 2016. In that case, the plaintiff brings a putative class action against the Company, our former Chief Executive Officer, our former Chief Financial Officer and other defendants, asserting claims for violations of the Securities Exchange Act, Sections 10(b) and 20(a). The plaintiff alleges that the defendants made misrepresentations and failed to disclose certain information about the safety and effectiveness of our MicroCool gowns and thereby artificially inflated the Company’s stock prices during the respective class periods. The alleged class period for purchasers of Kimberly-Clark securities who subsequently received Avanos securities is February 25, 2013 to October 21, 2014, and the alleged class period for purchasers of Avanos securities is October 21, 2014 to April 29, 2016. On February 16, 2017, we moved to dismiss the case. On March 30, 2018, the court granted our motion to dismiss and entered judgment in our favor. On April 27, 2018, the plaintiff filed a Motion for Relief from the Judgment and for Leave to Amend. On April 1, 2019, the court denied the plaintiff’s motion. On May 1, 2019, Jackson appealed the dismissal of the action to the Second Circuit Court of Appeals. On May 27, 2020, the appellate court affirmed the district court’s order dismissing the case. We intend to continue our vigorous defense of this matter.
Richardson, Chiu and Pick
We were also served with a complaint in a matter styled Margaret C. Richardson Trustee of the Survivors Trust Dated 6/12/84 for the Benefit of the H&M Richardson Revocable Trust v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-06296 (S.D.N.Y.) (“Richardson”), filed on August 9, 2016. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc., and alleges that the defendants breached their fiduciary duty, were unjustly enriched, and violated Section 14(A) of the Securities and Exchange Act in connection with our marketing and sale of MicroCool gowns. We were also served with a complaint in a matter styled Kai Chiu v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 2:16-cv-08768 (C.D. Cal.), filed on November 23, 2016. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc., and makes allegations and brings causes of action similar to those in Richardson, but the plaintiff also adds causes of action for abuse of control, gross mismanagement, and waste of corporate assets. We were also served with a complaint in a matter styled Lukas Pick v. Robert E. Abernathy, Steven E. Voskuil, et al., No. e:18-cv-00295 (D. Del.) filed on February 21, 2018. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc. and makes allegations and brings causes of action similar to those in Richardson and Chiu. On June 30, 2020 and July 14, 2020, the court in each of Pick and Richardson, respectively, ordered the dismissal of those cases pursuant to stipulations of voluntary dismissal with prejudice. On July 27, 2020, the parties in Chiu filed a stipulation of voluntary dismissal without prejudice. We intend to continue our vigorous defense of the Chiu matter.
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
As of June 30, 2020, we have an accrued liability for the matters described herein, and reasonably possible losses have been disclosed. The accrued liability is included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us; (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be materially different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(3.0)	$(8.0)	$0.7	$(28.3)

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	47.8	47.6	47.8	47.5
Dilutive effect of stock options and restricted share unit awards	—	—	0.2	—
Diluted weighted average shares outstanding	47.8	47.6	48.0	47.5
(Loss) Earnings Per Share:
Basic	$(0.06)	$(0.17)	$0.02	$(0.60)
Diluted	$(0.06)	$(0.17)	0.02	(0.60)
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
For the three and six months ended June 30, 2020, 1.7 million and 1.4 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 10. Business and Products Information
We conduct our business in one operating and reportable segment that provides our medical device products to healthcare professionals and patients in more than 90 countries with manufacturing facilities in the United States, Mexico, France, Germany and Tunisia.
We provide a portfolio of innovative product offerings focused on pain management and chronic care to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Chronic care	$120.2	$102.3	$235.9	$202.3
Pain management	43.5	69.9	108.2	134.1
Total Net Sales	$163.7	$172.2	$344.1	$336.4
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
•Guarantor Financial Information
•Legal Matters
•Critical Accounting Policies
•Information Concerning Forward-Looking Statements
Effects of the COVID-19 Pandemic
We continue to monitor the developments associated with the COVID-19 pandemic and its effects on our employees, customers, supply chain and distribution channels. The ongoing impact of the pandemic depends on a number of factors including the severity and duration of the COVID-19 pandemic and the extent and severity of the impact on our customers, which is uncertain and not predictable. Our future results of operations and cash flows may suffer adverse effects from delays in payments on outstanding accounts receivable, potential manufacturing, distribution and supply chain disruptions and uncertain demand, and effects of any actions we may take to address financial and operational challenges our customers may face. Other risks and uncertainties that we face include, but are not limited to:
•postponement or cancellation of elective medical procedures and their uncertain return which adversely impacts our business;
•potential temporary or prolonged office, production facility or distribution center closures;
•the health of our employees and ability to meet staffing needs;
•potential new or continued governmental actions that may limit employees’ ability to work;
•civil unrest relating to government, corporate and societal responses to the pandemic;
•volatility in economic conditions and the financial markets, and
•other unanticipated effects that remain unknown.
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
In conjunction with our altered operations previously described, we have incurred $3.2 million and $3.7 million of incremental expense for the three and six months ended June 30, 2020. We may incur significant additional expense as we expect to sustain altered operations through the second half of this year and perhaps beyond. Some of these additional expenses may be considered unusual and excluded from our calculation of “Adjusted Operating Profit” as described later in “Results of Operations and Related Information.”
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

Restructuring Activities
Our restructuring expenses for the three and six months ended June 30, 2020 and 2019 is summarized in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Post-Divestiture Restructuring Plan
Cost Transformation	$0.6	$1.2	$1.1	$1.2
Organizational Alignment & IT Transformation	(0.6)	4.6	(0.6)	6.6
Total Post-Divestiture Restructuring Plan	—	5.8	0.5	7.8
Integration and Restructuring of Business Acquisitions	(0.8)	—	(0.7)	—
Total Restructuring Costs	$(0.8)	$5.8	$(0.2)	$7.8
Post-Divestiture Restructuring Plan
In conjunction with the divestiture of our former S&IP business, we began a three-phase restructuring plan (the “Plan”) intended to align our organizational structure (“Organizational Alignment”), information technology platform (“IT Transformation”) and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our remaining Medical Devices business. Organizational Alignment and IT Transformation are substantially complete. However, in the three months ended June 30, 2020, employee severance and retention that was previously accrued for Organizational Alignment was reversed due to employee attrition. There was no other activity for Organizational Alignment or IT Transformation in the six months ended June 30, 2020.
Cost Transformation
The Cost Transformation phase was initiated in June 2019, and is intended to optimize the Company’s procurement, manufacturing, and supply chain operations (“Cost Transformation”). The Company expects to incur between $11.0 million and $13.0 million to execute the Cost Transformation, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend between $8.0 million to $12.0 million of incremental capital through 2021 and expects to complete the Cost Transformation by the end of 2021. Expenses incurred for Cost Transformation are included in “Cost of products sold.” Plan-to-date, we have incurred $3.4 million of costs that were expensed as incurred and $0.7 million of costs that were capitalized.
Integration and Restructuring of Business Acquisitions
During the third quarter of 2019, we initiated activities to integrate recent asset and business acquisitions into our operations, and where appropriate, re-align our organization accordingly. We expect to incur up to $11.0 million of costs, primarily for employee retention, severance and benefits and lease termination costs. In the three months ended June 30, 2020, attrition and the resulting reductions in severance and benefits caused a net credit in the quarter. Plan-to-date, we have incurred $6.9 million of expense, included in “Selling and general expenses,” primarily for employee retention, severance, benefits and right-of-use asset impairment. We expect the integration of our acquisitions will be substantially complete by the end of 2020.
Results of Operations and Related Information
Use of Non-GAAP Measures
In this section, we present “Adjusted Gross Profit” and “Adjusted Operating Profit (Loss)” which are measures that are not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and is therefore referred to as a non-GAAP measure. We provide these non-GAAP measures because we use them to measure our operational performance and provide greater insight into our ongoing business operations. These measures are not intended to be, and should not be, considered separately from, or an alternative to, the most directly comparable GAAP financial measures. A reconciliation of the non-GAAP measures to the most directly comparable GAAP measure are provided under “Adjusted Gross Profit” and “Adjusted Operating (Loss) Profit,” respectively.

Net Sales
Our net sales are summarized in the following tables for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Chronic care	$120.2	$102.3	17.5%	$235.9	$202.3	16.6%
Pain management	43.5	69.9	(37.8)	108.2	134.1	(19.3)
Net Sales	$163.7	$172.2	(4.9)%	$344.1	$336.4	2.3%

		Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net Sales - percentage change	QTD	(5)%	(5)%	—%	—%	—%
	YTD	2%	3%	(1)%	—%	—%
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
Second Quarter 2020 Compared to Second Quarter 2019
Net sales of $163.7 million decreased 5% compared to the prior year. The NeoMed and Summit acquisitions contributed 6% of volume growth. The remaining growth in chronic care was driven by a surge in demand for respiratory health due to the pandemic, but was more than offset by expected lower volume in pain management, due to delayed elective procedures.
First Six Months of 2020 Compared to the First Six Months of 2019
Net sales of $344.1 million increased 2% compared to the prior year. Year-to-date volume growth of 3%. The NeoMed and Summit acquisitions contributed 7% of volume growth and was partially offset by declines in pain management due to pandemic-delayed elective procedures. Chronic care growth, excluding NeoMed, is primarily due to the surge in demand for respiratory health caused by the pandemic.
Net Sales By Geographic Region
The factors causing volume growth were consistent throughout our geographic regions. Net sales by region is presented in the table below (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Net Sales
North America	$118.9	$133.5	(10.9)%	$257.5	$261.1	(1.4)%
Europe, Middle East and Africa	27.9	22.9	21.8	54.0	45.3	19.2
Asia Pacific and Latin America	16.9	15.8	7.0	32.6	30.0	8.7
Total Net Sales	$163.7	$172.2	(4.9)%	$344.1	$336.4	2.3%

Adjusted Gross Profit
Our gross profit and gross profit margin is summarized in the table below for the three and six months ended June 30, 2020 and 2019:

	Gross Profit
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
As reported	$86.5	$98.7	$188.6	$197.5
Gross profit margin, as reported	52.8%	57.3%	54.8%	58.7%

COVID-19 related expenses	2.1	—	2.5	—
Post divestiture restructuring and IT charges	0.6	1.2	1.1	1.8
Post divestiture transition charges	0.3	2.4	1.1	2.8
Acquisition and integration-related charges	0.1	—	0.2	—
Intangibles amortization	1.6	1.1	3.3	2.4

As adjusted non-GAAP	$91.2	$103.4	$196.8	$204.5
Gross profit margin, as adjusted	55.7%	60.0%	57.2%	60.8%

Gross profit margin decreased to 55.7% and 57.2%, respectively, in the three and six months ended June 30, 2020 compared to the prior year primarily due to unfavorable product mix along with incremental expenses associated with our COVID-19 efforts.
Adjusted Operating (Loss) Profit
A reconciliation of adjusted operating profit, a non-GAAP measure, to operating loss is provided in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating (Loss) Profit, as reported	$(1.8)	$(9.8)	$(1.2)	$(34.4)

COVID-19 related expenses	3.2	—	3.7	—
Restructuring and IT charges	—	5.8	0.5	7.8
Post Divestiture transition charges	3.1	13.5	7.1	32.2
Acquisition-related charges	2.1	0.7	3.9	1.4
Litigation and legal	1.2	4.7	3.4	13.4
Intangibles amortization	4.9	4.6	9.7	9.5

Adjusted Operating Profit (non-GAAP)	$12.7	$19.5	$27.1	$29.9
Items impacting operating results include:
COVID-19 Related Expenses: As a result of the ongoing COVID-19 pandemic, we have incurred incremental expenses for additional personal protective equipment for our manufacturing employees, sanitation at our facilities and other costs. In the three and six months ended June 30, 2020, we incurred $3.2 million and $3.7 million of COVID-19 related costs, respectively.
Post-Divestiture Restructuring Activities: As previously described under “Restructuring Activities,” in the three and six months ended June 30, 2020, we incurred $0.6 million and $1.1 million of costs related to Cost Transformation respectively, but released $0.6 million of costs related to Organization Alignment during the quarter. In the three months ended June 30, 2019, we incurred $5.8 million of costs including $1.2 million for Cost Transformation and $4.6 million for earlier phases of the Plan. In the six months ended June 30, 2019, we incurred $7.8 million of costs, including $1.2 million for Cost Transformation and $6.6 million for earlier phases of the Plan.

Post Divestiture Transition Charges: Costs related to the separation of the S&IP business were $3.1 million and $7.1 million in the three and six months ended June 30, 2020. In the prior year, we incurred $13.5 million and $32.2 million of costs in the three and six months ended June 30, 2019.
Acquisition and Integration-related Charges: In the three and six months ended June 30, 2020, we incurred $2.1 million and $3.9 million of integration costs related to recent acquisitions, which includes net reversals of $0.8 million and $0.7 million associated with restructuring activities described previously under “Integration and Restructuring of Business Acquisitions.” In the prior year, we incurred $0.7 million and $1.4 million of acquisition-related costs in the three and six months ended June 30, 2019.
Legal Costs: We incurred $1.2 million and $3.4 million for certain litigation matters in the three and six months ended June 30, 2020 compared to $4.7 million and $13.4 million in the three and six months ended June 30, 2019. Litigation matters are described in “Commitments and Contingencies” in Note 8 to the condensed consolidated financial statements.
Intangibles Amortization: Intangibles amortization related to intangibles acquired in prior business acquisitions was $4.9 million and $9.7 million in the three and six months ended June 30, 2020 compared to $4.6 million and $9.5 million in the three and six months ended June 30, 2019.
Overall, adjusted operating profit declined in both the three and six months ended June 30, 2020 compared to the prior year due to lower net sales, particularly in the pain management business, largely as a result of the ongoing pandemic.
Interest Income and Expense
Interest expense consists of interest accrued and amortization debt discount and issuance costs on our long-term debt net of interest capitalized on long-term capital projects. See “Debt” in Note 5 to the condensed consolidated financial statements. Interest expense was $4.3 million and $8.6 million in the three and six months ended June 30, 2020, respectively, compared to $3.5 million and $7.2 million in the comparable periods last year.
Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act allows for the carryback of U.S. net operating losses to prior years resulting in a $2.3 million and $9.7 million benefit that was recognized in the three and six months ended June 30, 2020. As a result, the income tax benefit was $2.9 million and $9.6 million and the effective tax rate was 49.2% and 107.9% in the three and six months ended June 30, 2020. In the three and six months ended June 30, 2019, the tax benefit was $3.3 million and $8.9 million and the effective tax rate was 29.2% and 23.9%.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available under our revolving credit facility. While we have recently experienced negative operating cash flow, our operating cash flow has historically been sufficient to meet our working capital requirements and fund capital expenditures. As a result of the COVID-19 pandemic, we may see a delay in collection of accounts receivable. However, we anticipate that our current cash position and our ability to generate cash flows from domestic and international operations will provide sufficient liquidity to manage the business and fund working capital during this uncertainty without using our available borrowing capacity. In addition, with our borrowing capacity, we expect to have the ability to fund capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
As of June 30, 2020, $89.7 million of our $185.0 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or result of operations for the foreseeable future.
Cash and cash equivalents decreased by $20.3 million to $185.0 million as of June 30, 2020 compared to $205.3 million as of December 31, 2019. The decrease was driven by $4.7 million used in operations, $12.1 million of capital expenditures and $3.8 million of unfavorable currency exchange effects.
In the prior year, cash and cash equivalents decreased by $96.4 million to $288.1 million as of June 30, 2019 primarily due to $55.0 million used in operations and $35.4 million of capital expenditures.
Operating Activities
Operating activities used $4.7 million in the six months ended June 30, 2020 primarily driven by changes in operating assets and liabilities. Operating activities used $55.0 million in the same period last year.

Investing Activities
Capital expenditures were $12.1 million in the six months ended June 30, 2020, compared to $35.4 million in same period last year.
Financing Activities
Proceeds from the exercise of stock options partially offset by purchases of treasury stock resulted in $0.3 million provided by financing activities in the six months ended June 30, 2020. In the comparable period last year, financing activities used $0.9 million primarily for purchases of treasury stock partially offset by proceeds from the exercise of stock options.
Long Term Debt
As of June 30, 2020, debt was $248.4 million, net of unamortized discount, on our 6.25% Senior Unsecured Notes (the “Notes”) that mature on October 15, 2022. We may redeem the Notes in whole or in part without paying a premium any time on or after October 15, 2020.
Our senior secured revolving credit facility (“Revolving Credit Facility”) is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock. The Revolving Credit Facility matures on October 30, 2023.
To the extent we remain in compliance with certain financial covenants in our credit agreement, funds under the Revolving Credit Facility are available for our working capital and other liquidity requirements. As of June 30, 2020, we had no borrowings and letters of credit of $0.7 million outstanding under the Revolving Credit Facility.
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
The following tables present summarized income statement and balance sheet information for Avanos Medical, Inc. and the Guarantor Subsidiaries on a combined basis (in millions):

Summarized Income Statement Information:	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Net Sales	$153.4	$322.4
Gross Profit	75.4	167.6
Net (Loss) Income	(3.0)	0.7

Summarized Balance Sheet Information:	As of June 30, 2020
Current assets	$436.4
Non-current assets	1,467.7
Total Assets	$1,904.1

Current liabilities	$337.7
Non-current liabilities	304.8
Total Liabilities	$642.5

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
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three and six months ended June 30, 2020 and 2019 and our financial position as of June 30, 2020 and December 31, 2019. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:
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

Item 4.Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
At present, we cannot quantify the impact the COVID-19 pandemic will have on our future results of operations. The ongoing impact of the pandemic depends on a number of factors including the severity and duration of the pandemic and the extent and the severity of the impact on our customers, which is uncertain and not predictable. Our future results of operations and cash flows may suffer material adverse effects from delays in payments on outstanding accounts receivable, potential manufacturing, distribution and supply chain disruptions and uncertain demand, and effects of any actions we may take to address financial and operational challenges our customers may face. Other risks and uncertainties include, but are not limited to:
•postponement or cancellation of elective medical procedures and their uncertain return which adversely impacts our business;
•potential temporary or prolonged office, production facility or distribution center closures;
•the health of our employees and ability to meet staffing needs;
•potential new or continued governmental actions that may limit employees’ ability to work;
•civil unrest relating to government, corporate and societal responses to the pandemic, volatility in economic conditions and the financial markets, and
•other unanticipated effects that remain unknown.
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

AVANOS MEDICAL, INC.
(Registrant)

August 4, 2020	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 4, 2020	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)