Form 10-Q
period 2020-09-30
Avanos Medical, Inc.
filed 2020-11-03
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Yes  ☐    No  ☒
As of October 27, 2020, there were 47,833,115 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales	$185.7	$171.4	$529.8	$507.8
Cost of products sold	89.9	76.4	245.4	215.3
Gross Profit	95.8	95.0	284.4	292.5
Research and development	8.2	9.6	25.3	29.3
Selling and general expenses	82.4	94.4	250.4	295.5
Other expense, net	5.3	9.1	10.0	20.2
Operating Loss	(0.1)	(18.1)	(1.3)	(52.5)
Interest income	0.2	1.3	1.1	5.7
Interest expense	(4.3)	(3.5)	(12.9)	(10.7)
Loss Before Income Taxes	(4.2)	(20.3)	(13.1)	(57.5)
Income tax benefit	23.5	8.8	33.1	17.7
Net Income (Loss)	$19.3	$(11.5)	$20.0	$(39.8)

Earnings (Loss) Per Share
Basic	$0.40	$(0.24)	$0.42	$(0.84)
Diluted	$0.40	$(0.24)	$0.42	$(0.84)

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income (Loss)	$19.3	$(11.5)	$20.0	$(39.8)
Other Comprehensive Income (Loss), net of tax
Unrealized currency translation adjustments	4.9	(3.7)	(5.2)	(1.1)
Defined benefit plans	—	—	0.2	—
Cash flow hedges	—	—	(0.1)	—
Total Other Comprehensive Income (Loss), net of tax	4.9	(3.7)	(5.1)	(1.1)
Comprehensive Income (Loss)	$24.2	$(15.2)	$14.9	$(40.9)

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$180.0	$205.3
Accounts receivable, net of allowances	182.3	163.8
Inventories	184.1	145.9
Prepaid expenses and other current assets	21.2	23.5
Total Current Assets	567.6	538.5
Property, Plant and Equipment, net	177.3	184.5
Operating Lease Right-of-Use Assets	56.5	64.0
Goodwill	801.2	800.9
Other Intangible Assets, net	170.1	184.3
Deferred Tax Assets	12.0	16.1
Other Assets	14.4	11.3
TOTAL ASSETS	$1,799.1	$1,799.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of operating lease liabilities	$15.6	$14.7
Trade accounts payable	75.9	83.0
Accrued expenses	87.9	114.8
Total Current Liabilities	179.4	212.5
Long-Term Debt	248.5	248.1
Operating Lease Liabilities	56.1	62.6
Deferred Tax Liabilities	13.8	—
Other Long-Term Liabilities	11.4	11.2
Total Liabilities	509.2	534.4

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 47,833,115 outstanding as of September 30, 2020 and 47,734,206 outstanding as of December 31, 2019	0.5	0.5
Additional paid-in capital	1,604.1	1,593.9
Accumulated deficit	(268.3)	(288.3)
Treasury stock	(9.3)	(8.9)
Accumulated other comprehensive loss	(37.1)	(32.0)
Total Stockholders’ Equity	1,289.9	1,265.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,799.1	$1,799.6

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common Stock	$0.5	$0.5	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,599.9	1,586.8	1,593.9	1,578.1
Exercise or redemption of share-based awards	0.8	2.5	1.3	5.2
Stock-based compensation expense	3.4	2.8	8.9	8.8
Additional Paid-in Capital, end of period	1,604.1	1,592.1	1,604.1	1,592.1
Accumulated Deficit, beginning of period	(287.6)	(270.7)	(288.3)	(242.4)
Net income (loss)	19.3	(11.5)	20.0	(39.8)
Accumulated Deficit, end of period	(268.3)	(282.2)	(268.3)	(282.2)
Treasury Stock, beginning of period	(9.2)	(8.6)	(8.9)	(5.3)
Purchases of treasury stock	(0.1)	(0.1)	(0.4)	(3.4)
Treasury Stock, end of period	(9.3)	(8.7)	(9.3)	(8.7)
Accumulated Other Comprehensive Loss, beginning of period	(42.0)	(31.1)	(32.0)	(33.7)
Other comprehensive income (loss), net of tax	4.9	(3.7)	(5.1)	(1.1)
Accumulated Other Comprehensive Loss, end of period	(37.1)	(34.8)	(37.1)	(34.8)
Total Stockholders’ Equity, end of period	$1,289.9	$1,266.9	$1,289.9	$1,266.9

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income (loss)	$20.0	$(39.8)
Depreciation and amortization	32.1	25.6
Stock-based compensation expense	8.9	8.8
Net loss on asset dispositions	1.3	0.5
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	34.3	7.9
Inventories	(38.5)	(20.2)
Prepaid expenses and other assets	0.4	28.9
Accounts payable	(8.1)	(72.1)
Accrued expenses	(22.7)	(9.6)
Deferred income taxes and other	(31.3)	(1.6)
Cash Used in Operating Activities	(3.6)	(71.6)
Investing Activities
Capital expenditures	(15.1)	(42.5)
Acquisition of assets and investments in businesses	(4.0)	(57.5)
Cash Used in Investing Activities	(19.1)	(100.0)
Financing Activities
Debt repayments	—	(0.2)
Purchases of treasury stock	(0.4)	(3.4)
Proceeds from the exercise of stock options	1.4	5.2
Payment of contingent consideration liabilities	(2.7)	—
Cash (Used in) Provided by Financing Activities	(1.7)	1.6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.9)	(0.1)
Decrease in Cash and Cash Equivalents	(25.3)	(170.1)
Cash and Cash Equivalents - Beginning of Period	205.3	384.5
Cash and Cash Equivalents - End of Period	$180.0	$214.4

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
Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act allows for the carryback of U.S. net operating losses, which were expected to be used in future years, to prior years resulting in a $23.4 million and $33.1 million benefit that was recognized in the three and nine months ended September 30, 2020 respectively. Consequently, we recorded incremental income tax receivables in excess of $50.0 million as of September 30, 2020.
Annual Goodwill Impairment Test
We test goodwill for impairment annually or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying value. We operate as a single reportable operating segment with one reporting unit. The fair value of our reporting unit was estimated using a combination of income (discounted cash flow analysis) and market approaches. The income approach is dependent upon several assumptions regarding future periods such as sales growth and a terminal growth rate. A weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present values. The WACC was based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to us. The market approach estimates the value of our company using a market capitalization methodology.
We completed our annual goodwill impairment test as of July 1, 2020, and we determined that the fair value of our reporting unit exceeds the net carrying amount.
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
Note 2.     Restructuring Activities
Our restructuring expenses for the three and nine months ended September 30, 2020 and 2019 is summarized in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Post-Divestiture Restructuring Plan
Cost Transformation	$0.9	$0.3	$2.0	$1.5
Organizational Alignment & IT Transformation	—	8.1	(0.6)	14.7
Total Post-Divestiture Restructuring Plan	0.9	8.4	1.4	16.2
Integration and Restructuring of Business Acquisitions	0.5	5.3	(0.2)	5.3
Total Restructuring Costs	$1.4	$13.7	$1.2	$21.5
Post-Divestiture Restructuring Plan
In conjunction with the divestiture of our former Surgical & Infection Prevention business, we began a three-phase restructuring plan (the “Plan”) intended to align our organizational structure (“Organizational Alignment”), information technology platform (“IT Transformation”) and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our remaining Medical Devices business. Organizational Alignment and IT Transformation are substantially complete. However, in the nine months ended September 30, 2020, employee severance and retention that was previously accrued for Organizational Alignment was reversed due to employee attrition.
Cost Transformation
The Cost Transformation phase was initiated in June 2019, and is intended to optimize the Company’s procurement, manufacturing, and supply chain operations. The Company expects to incur between $11.0 million and $13.0 million of costs to execute the Cost Transformation, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend between $8.0 million to $12.0 million of incremental capital through 2021 and expects to complete the Cost Transformation by the end of 2021. Expenses incurred for Cost Transformation are included in “Cost of products sold.” Plan-to-date we have incurred $4.3 million of costs that were expensed as incurred and $1.3 million of costs that were capitalized.
Integration and Restructuring of Business Acquisitions
During the third quarter of 2019, we initiated activities to integrate recent asset and business acquisitions into our operations, and where appropriate, re-align our organization accordingly. We expect to incur up to $11.0 million of costs, primarily for employee retention, severance and benefits and lease termination costs. Attrition and the resulting reductions in severance and benefits caused a net credit in the nine months ended September 30, 2020. Plan-to-date, we have incurred $8.9 million of expense, included in “Selling and general expenses,” primarily for employee retention, severance, benefits and “Other expense, net” for right-of-use asset impairment. We expect the integration of our acquisitions will be substantially complete by the end of 2020.
Restructuring Liability
We have a liability for employee retention, severance, benefits and other costs associated with our restructuring activities, which is summarized below (in millions):

Accrual
Balance, December 31, 2019	$8.5
Charges and adjustments, net	1.2
Payments and other	(7.3)
Balance, September 30, 2020	$2.4

Note 3.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	September 30, 2020	December 31, 2019
Accounts receivable	$186.5	$166.8
Allowances and doubtful accounts:
Doubtful accounts	(3.9)	(2.7)
Sales discounts	(0.3)	(0.3)
Accounts receivable, net	$182.3	$163.8
As of September 30, 2020 and December 31, 2019, accounts receivable included $69.7 million and $14.3 million, respectively, in other receivables that were primarily related to tax refunds receivable. Additional information regarding the income tax receivable is included in “Accounting Policies” in Note 1 under “Income Taxes.”
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Our provision for doubtful accounts was $0.3 million and $1.2 million in the three and nine months ended September 30, 2020, respectively.
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	September 30, 2020			December 31, 2019
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$57.3	$3.2	$60.5	$46.3	$2.9	$49.2
Work in process	31.6	0.6	32.2	30.4	0.5	30.9
Finished goods	75.0	18.0	93.0	49.5	21.7	71.2
Supplies and other	—	5.8	5.8	—	4.5	4.5
	163.9	27.6	191.5	126.2	29.6	155.8
Excess of FIFO or weighted-average cost over LIFO cost	(7.4)	—	(7.4)	(9.9)	—	(9.9)
Total	$156.5	$27.6	$184.1	$116.3	$29.6	$145.9

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	September 30, 2020	December 31, 2019
Land	$0.8	$1.0
Buildings	46.9	48.3
Machinery and equipment	213.8	215.0
Construction in progress	22.9	18.9
	284.4	283.2
Less accumulated depreciation	(107.1)	(98.7)
Total	$177.3	$184.5
Depreciation expense was $5.8 million and $17.5 million for the three and nine months ended September 30, 2020 compared to $3.5 million and $10.8 million for the three and nine months ended September 30, 2019, respectively. Depreciation expense in the three and nine months ended September 30, 2020 includes depreciation on $59.3 million of capital that was placed in service in late 2019 associated with (i) implementation of a new IT platform and (ii) post-divestiture network separation. We continue to monitor the effects of the ongoing COVID-19 pandemic on the recoverability of our fixed assets.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2019	$800.9
Purchase accounting adjustment	0.5
Currency translation adjustment	(0.2)
Balance, September 30, 2020	$801.2
Intangible assets subject to amortization consist of the following (in millions):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$90.9	$(60.1)	$30.8	$90.9	$(56.7)	$34.2
Patents and acquired technologies	281.6	(166.3)	115.3	281.1	(157.2)	123.9
Other	61.4	(37.4)	24.0	61.3	(35.1)	26.2
Total	$433.9	$(263.8)	$170.1	$433.3	$(249.0)	$184.3
Amortization expense for intangible assets was $4.9 million and $14.6 million for the three and nine months ended September 30, 2020 compared to $5.2 million and $14.8 million for the three and nine months ended September 30, 2019. We continue to monitor the effects of the ongoing COVID-19 pandemic on the recoverability of our intangible assets.
We estimate amortization expense for the remainder of 2020 and the following four years and beyond will be (in millions):

Amount
Remainder of 2020	$4.9
2021	17.0
2022	15.9
2023	15.3
2024	15.1
Thereafter	101.9
Total	$170.1

Accrued Expenses
Accrued expenses consist of the following (in millions):

	September 30, 2020	December 31, 2019
Accrued rebates and customer incentives	$23.3	$51.1
Accrued salaries and wages	35.4	23.6
Accrued taxes	2.0	3.2
Other	27.2	36.9
Total	$87.9	$114.8
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	September 30, 2020	December 31, 2019
Taxes payable	$0.4	$0.4
Accrued compensation benefits	5.6	5.4
Other	5.4	5.4
Total	$11.4	$11.2

Note 4.    Business Investments and Acquisitions
Minority Interest Investment
In the three months ended September 30, 2020, we acquired a minority interest in FUSMobile, Inc. (“FUSMobile”) for $4.0 million. FUSMobile is leading the development of novel, non-invasive tissue ablation procedures, utilizing high intensity focused ultrasound technology, which complements other therapies in our Pain Management franchise.
Acquisitions Completed in 2019
In the three months ended September 30, 2019, we completed the acquisition of substantially all of the assets of Endoclear, LLC and Summit Medical Products, Inc. In addition, we also completed the acquisition of NeoMed, Inc. (collectively, the “Acquisitions”). We accounted for the Acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price paid was allocated to the underlying net assets in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values was recorded as goodwill. The final purchase price allocation for Acquisitions is shown in the table below (in millions):

Purchase Price
Current assets acquired net of liabilities assumed	$12.2
Property, plant and equipment	2.1
Identifiable intangible assets	36.4
Other non-current assets (liabilities), net	0.3
Deferred tax liabilities	(3.5)
Goodwill	19.3
Total	$66.8

The following unaudited pro-forma information is presented in the table below for the three months and nine months ended September 30, 2019 as if each of the acquisitions had occurred on January 1 of the year prior to the acquisition date (in millions).

	Three Months Ended	Nine Months Ended
Unaudited	September 30, 2019	September 30, 2019
Net Sales	$172.2	$544.3

Net Loss	$(21.2)	$(50.2)

Loss per share:
Basic	$(0.45)	$(1.05)
Diluted	$(0.45)	$(1.05)

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		September 30, 2020		December 31, 2019
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$180.0	$180.0	$205.3	$205.3
Liabilities
Senior Unsecured Notes	1	248.5	250.0	248.1	254.5
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of the senior unsecured notes was based on observable market prices based on trading activity on a primary exchange.
Note 6.     Debt
As of September 30, 2020 and December 31, 2019, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	September 30, 2020	December 31, 2019
Senior Unsecured Notes	6.25%	2022	$249.8	$249.8
Unamortized Debt Discounts and Issuance Costs			(1.3)	(1.7)
Total Debt, net			$248.5	$248.1
Senior Unsecured Notes
Interest accrues on the Senior Unsecured Notes (the “Notes”) at a rate of 6.25% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Unamortized debt discount and issuance costs are being amortized over the life of the Notes using the interest method, resulting in an effective interest rate of 6.51% as of September 30, 2020.

The Senior Unsecured Notes (the “Notes”) were to mature on October 15, 2022. On October 15, 2020, we redeemed the Notes pursuant to a provision for early redemption without paying a premium at any time on or after October 15, 2020. The redemption resulted in an early-extinguishment loss of $1.3 million, which was charged to interest expense on the redemption date. The Notes were redeemed using $69.8 million of cash on hand and $180.0 million drawn from our Revolving Credit Facility.
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
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As noted earlier under “Senior Unsecured Notes,” on October 15, 2020, we drew $180.0 million to retire the Notes. As of September 30, 2020, we had no borrowings and letters of credit of $0.7 million outstanding under the Revolving Credit Facility.
Note 7.    Accumulated Other Comprehensive Income
The changes in the components of AOCI, net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(31.5)	$0.1	$(0.6)	$(32.0)
Other comprehensive (loss) income	(5.2)	(0.1)	0.2	(5.1)
Balance, September 30, 2020	$(36.7)	$—	$(0.4)	$(37.1)
The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized translation	$4.9	$(3.7)	$(5.2)	$(1.1)
Defined benefit pension plans	(0.1)	—	0.2	—
Tax effect	0.1	—	—	—
Defined benefit pension plans, net of tax	—	—	0.2	—
Cash flow hedges	—	—	(0.1)	—
Tax effect	—	—	—	—
Cash flow hedges, net of tax	—	—	(0.1)	—
Change in AOCI	$4.9	$(3.7)	$(5.1)	$(1.1)

Note 8.     Stock-Based Compensation
Stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$0.7	$0.7	$2.0	$2.4
Time-based restricted share units	1.8	0.6	4.2	3.2
Performance-based restricted share units	0.8	1.4	2.5	3.1
Employee stock purchase plan	0.1	0.1	0.2	0.1
Total stock-based compensation	$3.4	$2.8	$8.9	$8.8

Note 9.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters (“Indemnification Obligation”). For the three and nine months ended September 30, 2020, we incurred $2.4 million and $5.8 million, respectively, of expenses related to these matters compared to $8.0 million and $21.4 million in the three and nine months ended September 30, 2019.
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
On May 25, 2017, we filed post-trial motions seeking, among other things, to have the award of punitive damages reduced. On April 11, 2018, the court issued an Amended Judgment in favor of the plaintiff and against us and Kimberly-Clark that substantially reduced the punitive damages awards. Under the Amended Judgment, the judgment against us was $0.4 million in compensatory damages and pre-judgment interest and $1.3 million in punitive damages. The judgment against Kimberly-Clark was $3.9 million in compensatory damages, $2.7 million in pre-judgment interest, and $19.4 million in punitive damages.
On April 12, 2018, we filed a notice of appeal to the Ninth Circuit Court of Appeals. On July 23, 2020, the appellate court vacated the judgment against us and remanded the case to the district court with instructions to dismiss Avanos because Bahamas lacked standing to sue us. The appellate court also ruled that the district court abused its discretion by failing to decertify the class as defined and, therefore, vacated the judgment against Kimberly-Clark and remanded it to the trial court for further proceedings consistent with its ruling. On August 6, 2020, Bahamas petitioned the Ninth Circuit for a rehearing en banc, and on September 9, 2020, the appellate court denied their petition. On October 19, 2020, the trial court ordered that the entire case against Avanos is dismissed, the judgment against Kimberly-Clark is vacated, and the class claims are decertified. We intend to continue our vigorous defense of the Bahamas matter.
Kimberly-Clark Corporation
We have notified Kimberly-Clark that we have reserved our rights to challenge any purported obligation to indemnify Kimberly-Clark for punitive damages awarded against them. In connection with our reservation of rights, on May 1, 2017, we filed a complaint in the matter styled Halyard Health, Inc. v. Kimberly-Clark Corporation, Case No. BC659662 (County of Los

Angeles, Superior Court of California). In that case, we sought a declaratory judgment that we have no obligation, under the Distribution Agreement or otherwise, to indemnify, pay, reimburse, assume, or otherwise cover punitive damages assessed against Kimberly-Clark in the Bahamas matter, or any Expenses or Losses (as defined in the Distribution Agreement) associated with an award of punitive damages. On May 2, 2017, Kimberly-Clark filed a complaint in the matter styled Kimberly-Clark Corporation v. Halyard Health, Inc., Case No. 2017-0332-AGB (Court of Chancery of the State of Delaware). In that case, Kimberly-Clark seeks a declaratory judgment that (1) we must indemnify them for all damages, including punitive damages, assessed against them in the Bahamas matter, (2) we have anticipatorily and materially breached the Distribution Agreement by our failure to indemnify them, and (3) we are estopped from asserting, or have otherwise waived, any claim that we are not required to indemnify them for all damages, including punitive damages, that may be awarded in the Bahamas matter.
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
On September 4, 2020, Kimberly-Clark filed a Second Amended Complaint, which makes substantially similar allegations as their previous complaint and seeks a declaratory judgment on substantially similar grounds for the Bahamas matter and other actions they allege to be covered by the Distribution Agreement. Also on September 4, 2020, Kimberly-Clark filed a motion for summary judgment. On October 9, 2020, we filed a motion to dismiss their Second Amended Complaint and a motion for summary judgment. We intend to continue our vigorous defense of the matter.
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
Richardson, Chiu and Pick
We were also served with a complaint in a matter styled Margaret C. Richardson Trustee of the Survivors Trust Dated 6/12/84 for the Benefit of the H&M Richardson Revocable Trust v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 1:16-cv-06296 (S.D.N.Y.) (“Richardson”), filed on August 9, 2016. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc., and alleges that the defendants breached their fiduciary duty, were unjustly enriched, and violated Section 14(A) of the Securities and Exchange Act in connection with our marketing and sale of MicroCool gowns. We were also served with a complaint in a matter styled Kai Chiu v. Robert E. Abernathy, Steven E. Voskuil, et al., No. 2:16-cv-08768 (C.D. Cal.), filed on November 23, 2016. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc., and makes allegations and brings causes of action similar to those in Richardson, but the plaintiff also adds causes of action for abuse of control, gross mismanagement, and waste of corporate assets. We were also served with a complaint in a matter styled Lukas Pick v. Robert E. Abernathy, Steven E. Voskuil, et al., No. e:18-cv-00295 (D. Del.) filed on February 21, 2018. In that case, the plaintiff sues derivatively on behalf of Avanos Medical, Inc. and makes allegations and brings causes of action similar to those in Richardson and Chiu. On June 30, 2020 and July 14, 2020, the court in each of Pick and Richardson, respectively, ordered the dismissal of those cases pursuant to stipulations of voluntary dismissal with prejudice. On August 24, 2020, the court in Chiu ordered the dismissal of that case pursuant to a revised stipulation for voluntary dismissal without prejudice.
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
On November 4, 2019, we filed the matter styled Avanos Medical Sales LLC v Medtronic Sofamor Danek USA, Inc., et al. (No. 2:19-cv-02754-JMP-TMP (W.D. Tenn.), alleging that Medtronic’s manufacture, marketing, sale, and importation of the Accurian system infringes certain claims of U.S. Patent 8,822,755. Medtronic’s motion to dismiss was denied. On June 1, 2020, Medtronic petitioned the U.S. Patent and Trademark Office (“USPTO”) for an inter partes review (“IPR”) of the patent at issue in the litigation. On October 23, 2020, the USPTO instituted an IPR. The IPR will not affect Avanos’s ability to manufacture, market or sell the products covered by the underlying patent. We will continue to vigorously prosecute and defend the litigation and IPR.
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
As of September 30, 2020, we have an accrued liability for the matters described herein, and reasonably possible losses have been disclosed. The accrued liability is included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us; (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be materially different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$19.3	$(11.5)	$20.0	$(39.8)

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	47.8	47.7	47.8	47.6
Dilutive effect of stock options and restricted share unit awards	0.3	—	0.2	—
Diluted weighted average shares outstanding	48.1	47.7	48.0	47.6
Earnings (Loss) Per Share:
Basic	$0.40	$(0.24)	$0.42	$(0.84)
Diluted	$0.40	$(0.24)	$0.42	$(0.84)
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
For the three and nine months ended September 30, 2020, 1.5 million and 1.4 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
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

We provide a portfolio of innovative product offerings focused on pain management and chronic care to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Chronic care	$119.3	$98.0	$355.2	$300.3
Pain management	66.4	73.4	174.6	207.5
Total Net Sales	$185.7	$171.4	$529.8	$507.8
Chronic care is a portfolio of products that is focused on (i) digestive health products such as our Mic-Key enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions and (ii) respiratory health products such as closed airway suction systems and other airway management devices under the Ballard, Microcuff and Endoclear brands.
Pain management is a portfolio of products focused on non-opioid pain solutions including (i) acute pain products such as On-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems and (ii) interventional pain solutions, which provides minimally invasive pain relieving therapies, such as our Coolief pain therapy.
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
•The CARES Act
•Restructuring Activities
•Minority Interest Investment
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
We have incurred $3.2 million and $6.9 million of incremental COVID-19 related expense for the three and nine months ended September 30, 2020. We may incur significant additional expense as we expect to sustain altered operations through the end of this year and perhaps beyond. Some of these additional expenses may be considered unusual and excluded from our calculation of “Adjusted Operating Profit” as described later in “Results of Operations and Related Information.”
In response to the expected continued adverse impacts from the COVID-19 pandemic, we are taking the following actions to reduce operating expenses, minimize cash outflow and ensure the Company remains strong as the crisis passes:
•Delayed planned 2020 merit compensation increases for certain non-manufacturing, salaried employees;
•Postponed planned 2020 merit compensation increases for certain salaried management employees;
•Decreasing discretionary spending across the organization;
•Streamlining processes, while leaving vacant non-critical positions open;
•Postponing certain capital expenditures and R&D projects; and
•Adjusting manufacturing production, while ensuring sufficient inventory levels to support the higher demand in Respiratory Health.

•Manage working capital by focusing on accounts receivable and accounts payable and controlling inventory levels.
The CARES Act
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act allows for the carryback of U.S. net operating losses, which were expected to be used in future years, to prior years resulting in a $23.4 million and $33.1 million benefit that was recognized in the three and nine months ended September 30, 2020 respectively. Consequently, we recorded incremental income tax receivables in excess of $50.0 million as of September 30, 2020.
Restructuring Activities
Our restructuring expenses for the three and nine months ended September 30, 2020 and 2019 is summarized in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Post-Divestiture Restructuring Plan
Cost Transformation	$0.9	$0.3	$2.0	$1.5
Organizational Alignment & IT Transformation	—	8.1	(0.6)	14.7
Total Post-Divestiture Restructuring Plan	0.9	8.4	1.4	16.2
Integration and Restructuring of Business Acquisitions	0.5	5.3	(0.2)	5.3
Total Restructuring Costs	$1.4	$13.7	$1.2	$21.5
Post-Divestiture Restructuring Plan
In conjunction with the divestiture of our former S&IP business, we began a three-phase restructuring plan (the “Plan”) intended to align our organizational structure (“Organizational Alignment”), information technology platform (“IT Transformation”) and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our remaining Medical Devices business. Organizational Alignment and IT Transformation are substantially complete. However, in the nine months ended September 30, 2020, employee severance and retention that was previously accrued for Organizational Alignment was reversed due to employee attrition.
Cost Transformation
The Cost Transformation phase was initiated in June 2019, and is intended to optimize the Company’s procurement, manufacturing, and supply chain operations (“Cost Transformation”). The Company expects to incur between $11.0 million and $13.0 million to execute the Cost Transformation, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend between $8.0 million to $12.0 million of incremental capital through 2021 and expects to complete the Cost Transformation by the end of 2021. Expenses incurred for Cost Transformation are included in “Cost of products sold.” Plan-to-date, we have incurred $4.3 million of costs that were expensed as incurred and $1.3 million of costs that were capitalized.
Integration and Restructuring of Business Acquisitions
During the third quarter of 2019, we initiated activities to integrate recent asset and business acquisitions into our operations, and where appropriate, re-align our organization accordingly. We expect to incur up to $11.0 million of costs, primarily for employee retention, severance and benefits and lease termination costs. Attrition and the resulting reductions in severance and benefits caused a net credit in the nine months ended September 30, 2020. Plan-to-date, we have incurred $8.9 million of expense, included in “Selling and general expenses,” primarily for employee retention, severance, benefits and “Other expense” for right-of-use asset impairment. We expect the integration of our acquisitions will be substantially complete by the end of 2020.
Minority Interest Investment
During the third quarter we acquired a minority interest in FUSMobile, Inc. for $4.0 million. FUSMobile is leading the development of novel, non-invasive tissue ablation procedures, utilizing high intensity focused ultrasound technology, which complements other therapies in our Pain Management franchise.

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
Net Sales
Our net sales are summarized in the following tables for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Chronic care	$119.3	$98.0	21.7%	$355.2	$300.3	18.3%
Pain management	66.4	73.4	(9.5)	174.6	207.5	(15.9)
Net Sales	$185.7	$171.4	8.3%	$529.8	$507.8	4.3%

		Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net Sales - percentage change	QTD	8%	8%	—%	—%	—%
	YTD	4%	5%	—%	—%	(1)%
_______________________________________________
(a)Volume includes incremental sales of NeoMed and Summit products.
(b)Other includes rounding.
Product Category Descriptions
Chronic care is a portfolio of products that is focused on (i) digestive health products such as our Mic-Key enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions and (ii) respiratory health products such as closed airway suction systems and other airway management devices under the Ballard, Microcuff and Endoclear brands.
Pain management is a portfolio of products focused on non-opioid pain solutions including (i) acute pain products, such as On-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems and (ii) interventional pain solutions, which provides minimally invasive pain relieving therapies, such as our Coolief pain therapy.
Third Quarter 2020 Compared to Third Quarter 2019
Net sales of $185.7 million increased 8% compared to the prior year. The increase was driven almost entirely by volume, led by pandemic-induced demand for respiratory health products including closed-suction catheters and oral care kits along with strong demand for digestive health, led by Corpak and NeoMed products. The higher volume in respiratory health and digestive health was partially offset by lower volume in our pain management portfolio due to fewer or delayed elective procedures, which is also a consequence of the ongoing pandemic.
First Nine Months of 2020 Compared to the First Nine Months of 2019
Net sales of $529.8 million increased 4% compared to the prior year. The NeoMed and Summit acquisitions contributed 5% of volume growth. Accelerated demand for respiratory health due to the pandemic and continued demand for digestive health products was partially offset by declines in pain management due to pandemic-delayed elective procedures.

Net Sales By Geographic Region
The factors causing volume growth were consistent throughout our geographic regions. Net sales by region is presented in the table below (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Net Sales
North America	$138.6	$133.9	3.5%	$396.1	$390.0	1.6%
Europe, Middle East and Africa	27.8	21.0	32.4	81.8	70.1	16.7
Asia Pacific and Latin America	19.3	16.5	17.0	51.9	47.7	8.8
Total Net Sales	$185.7	$171.4	8.3%	$529.8	$507.8	4.3%

Adjusted Gross Profit
Our gross profit and gross profit margin is summarized in the table below for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
As reported	$95.8	$95.0	$284.4	$292.5
Gross profit margin, as reported	51.6%	55.4%	53.7%	57.6%

COVID-19 related expenses	1.8	—	4.3	—
Post divestiture restructuring and IT charges	0.9	0.4	2.0	2.2
Post divestiture transition charges	0.6	1.7	1.7	4.5
Acquisition and integration-related charges	0.6	—	0.8	—
Intangibles amortization	1.7	1.3	5.0	3.7

As adjusted non-GAAP	$101.4	$98.4	$298.2	$302.9
Gross profit margin, as adjusted	54.6%	57.4%	56.3%	59.6%
Adjusted gross profit margin decreased to 54.6% and 56.3%, respectively, in the three and nine months ended September 30, 2020 compared to the prior year primarily due to product mix along with incremental expenses associated with our COVID-19 efforts and inventory write-offs associated with obsolescence.

Adjusted Operating (Loss) Profit
A reconciliation of adjusted operating profit, a non-GAAP measure, to operating loss is provided in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Loss, as reported	$(0.1)	$(18.1)	$(1.3)	$(52.5)

COVID-19 related expenses	3.2	—	6.9	—
Restructuring and IT charges	0.9	8.4	1.4	16.2
Post Divestiture transition charges	1.1	10.9	8.2	43.1
Acquisition-related charges	5.7	6.7	9.6	8.1
Litigation and legal	2.4	8.0	5.8	21.4
Intangibles amortization	4.9	5.1	14.6	14.6

Adjusted Operating Profit (non-GAAP)	$18.1	$21.0	$45.2	$50.9
In the the three and nine months ended September 30, 2020, on a GAAP basis, operating loss improved compared to the prior year due to higher sales, lower post-divestiture transition costs and lower legal costs. On an adjusted basis, operating profit was lower primarily due to lower gross margin due to changes in mix and partially offset by higher volume.
Other items impacting operating results include:
COVID-19 Related Expenses: As a result of the ongoing COVID-19 pandemic, we have incurred incremental expenses for additional personal protective equipment for our manufacturing employees, sanitation at our facilities and other costs. In the three and nine months ended September 30, 2020, we incurred $3.2 million and $6.9 million of COVID-19 related costs, respectively.
Post-Divestiture Restructuring Activities: As previously described under “Restructuring Activities,” in the three and nine months ended September 30, 2020, we incurred $0.9 million and $2.0 million of costs related to Cost Transformation respectively, but released $0.6 million of costs related to Organizational Alignment in the nine months ended September 30, 2020. In the three months ended September 30, 2019, we incurred $8.4 million of costs including $0.3 million for Cost Transformation and $8.1 million for earlier phases of the Plan. In the nine months ended September 30, 2019, we incurred $16.2 million of costs, including $1.5 million for Cost Transformation and $14.7 million for earlier phases of the Plan.
Post Divestiture Transition Charges: Costs related to the separation of the S&IP business were $1.1 million and $8.2 million in the three and nine months ended September 30, 2020. In the prior year, we incurred $10.9 million and $43.1 million of costs in the three and nine months ended September 30, 2019.
Acquisition and Integration-related Charges: In the three and nine months ended September 30, 2020, we incurred $5.7 million and $9.6 million of integration costs related to recent acquisitions, which includes $0.5 million of costs and net reversals of $0.2 million associated with restructuring activities described previously under “Integration and Restructuring of Business Acquisitions.” In the prior year, we incurred $6.7 million and $8.1 million of acquisition-related costs in the three and nine months ended September 30, 2019. These amounts include $5.3 million incurred in the three months ended September 30, 2019 associated with restructuring activities.
Legal Costs: We incurred $2.4 million and $5.8 million for certain litigation matters in the three and nine months ended September 30, 2020 compared to $8.0 million and $21.4 million in the three and nine months ended September 30, 2019. Litigation matters are described in “Commitments and Contingencies” in Note 9 to the condensed consolidated financial statements.
Intangibles Amortization: Intangibles amortization related to intangibles acquired in prior business acquisitions was $4.9 million and $14.6 million in the three and nine months ended September 30, 2020 compared to $5.1 million and $14.6 million in the three and nine months ended September 30, 2019.
Interest Income and Expense
Interest expense consists of interest accrued and amortization debt discount and issuance costs on our long-term debt net of interest capitalized on long-term capital projects. See “Debt” in Note 6 to the condensed consolidated financial statements. Interest expense was $4.3 million and $12.9 million in the three and nine months ended September 30, 2020, respectively, compared to $3.5 million and $10.7 million in the comparable periods last year. Interest was lower last year due to large capital projects that were completed in the fourth quarter of 2019, on which $0.9 million and $2.2 million of interest was capitalized in the three and nine months ended September 30, 2019, respectively.
Income Taxes
As a result of the CARES Act, as previously described under “The CARES Act,” the income tax benefit was $23.5 million and $33.1 million and the effective tax rate was 559.5% and 252.7% in the three and nine months ended September 30, 2020. In the three and nine months ended September 30, 2019, the tax benefit was $8.8 million and $17.7 million and the effective tax rate was 43.3% and 30.8%.
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
As of September 30, 2020, $85.5 million of our $180.0 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or result of operations for the foreseeable future.
Cash and cash equivalents decreased by $25.3 million to $180.0 million as of September 30, 2020 compared to $205.3 million as of December 31, 2019. The decrease was driven by $3.6 million used in operations, $15.1 million of capital expenditures and $0.9 million of unfavorable currency exchange effects.
In the prior year, cash and cash equivalents decreased by $170.1 million to $214.4 million as of September 30, 2019 primarily due to $71.6 million used in operations and $42.5 million of capital expenditures.
Operating Activities
Operating activities used $3.6 million in the nine months ended September 30, 2020 primarily driven by changes in operating assets and liabilities. Operating activities used $71.6 million in the same period last year.
Investing Activities
Investing activities used $19.1 million in the nine months ended September 30, 2020, which includes $15.1 million of capital expenditures and $4.0 million used to acquire a minority interest investment. Investing activities used $100.0 million in the nine months ended September 30, 2019, including $57.5 million used to acquire assets and businesses described in “Business Acquisitions” in Note 2 to the condensed consolidated financial statements and $42.5 million of capital expenditures.
Financing Activities
Financing activities used $1.7 million in the nine months ended September 30, 2020, including $2.7 million paid to settle contingent liabilities associated with previously completed business acquisitions and $0.4 million used to purchase treasury stock partially offset by $1.4 million of proceeds received from stock option exercises. In the comparable period last year, financing activities provided $1.6 million primarily from proceeds received from stock option exercises partially offset by purchases of treasury stock.
Long Term Debt
As of September 30, 2020, debt was $248.5 million, net of unamortized discount, on our 6.25% Senior Unsecured Notes (the “Notes”). The “Notes” were to mature on October 15, 2022. However, on October 15, 2020, we redeemed the Notes pursuant to a provision for early redemption without paying a premium at any time on or after October 15, 2020. The redemption resulted in an early-extinguishment loss of $1.3 million, which was charged to interest expense on the redemption date. The Notes were redeemed using $69.8 million of cash on hand and $180.0 million drawn from our Revolving Credit Facility. Following the redemption, our remaining cash position was in excess of $100.0 million and, to the extent we comply with certain financial covenants, the remaining $70.0 million of our Revolving Credit Facility is available to finance any strategic investments, capital expenditures or working capital needs.

Our senior secured revolving credit facility (“Revolving Credit Facility”) is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock. The Revolving Credit Facility matures on October 30, 2023. As of September 30, 2020, we had no borrowings and letters of credit of $0.7 million outstanding under the Revolving Credit Facility.
See “Debt” in Note 6 to the accompanying condensed consolidated financial statements for further details regarding our debt agreements.
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
The following tables present summarized income statement and balance sheet information for Avanos Medical, Inc. and the Guarantor Subsidiaries on a combined basis (in millions):

Summarized Income Statement Information:	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net Sales	$175.2	$497.7
Gross Profit	87.6	255.2
Net (Loss) Income	19.3	20.0

Summarized Balance Sheet Information:	As of September 30, 2020
Current assets	$504.6
Non-current assets	1,425.5
Total Assets	$1,930.1

Current liabilities	$324.8
Non-current liabilities	315.5
Total Liabilities	$640.3

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
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three and nine months ended September 30, 2020 and 2019 and our financial position as of September 30, 2020 and December 31, 2019. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:

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

Item 4.Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
At present, we cannot quantify the impact the COVID-19 pandemic will have on our future results of operations. The ongoing impact of the pandemic depends on a number of factors including the severity and duration of the pandemic and the extent and the severity of the impact, including potential severe adverse financial impact, on our customers, which is uncertain and not predictable. Our future results of operations and cash flows may suffer material adverse effects from delays in payments on outstanding accounts receivable, potential manufacturing, distribution and supply chain disruptions and uncertain demand, and effects of any actions we may take to address financial and operational challenges our customers may face. Other risks and uncertainties include, but are not limited to:
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

Item 6.     Exhibits

(a)Exhibits

Exhibit Number	Description
10.1(a)	Offer Letter dated July 21, 2020
31(a)	Section 302 CEO Certification
31(b)	Section 302 CFO Certification
32(a)	Section 906 CEO Certification
32(b)	Section 906 CFO Certification
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANOS MEDICAL, INC.
(Registrant)

November 3, 2020	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

November 3, 2020	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)