Form 10-K
period 2020-12-31
Avanos Medical, Inc.
filed 2021-02-19
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates or registrant on June 30, 2020 was $1,403,310,663.
As of February 10, 2021, there were 47,965,374 shares of Avanos Medical, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for the Avanos Annual Meeting of Stockholders to be held on April 29, 2021 is incorporated by reference into Part III.

AVANOS MEDICAL, INC.

PART I
ITEM 1.    BUSINESS
Overview
Avanos Medical, Inc. is a medical technology company focused on delivering clinically superior breakthrough medical device solutions to improve patients’ quality of life. Headquartered in Alpharetta, Georgia, Avanos is committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market clinically superior solutions in more than 90 countries. Unless the context indicates otherwise, the terms “Avanos,” “Company,” “we,” “our” and “us” refer to Avanos Medical, Inc. and its consolidated subsidiaries. We were originally incorporated in Delaware in 2014. The address of our principal executive offices is 5405 Windward Parkway, Suite 100 South, Alpharetta, Georgia 30004, and our telephone number is (844) 428-2667.
We conduct our business in one operating and reportable segment that provides our medical device products to healthcare providers and patients with manufacturing facilities in the United States, Mexico, France and Tunisia. We provide a portfolio of innovative product offerings focused on chronic care and pain management to improve patient outcomes and reduce the cost of care.
Chronic Care is a portfolio of products that includes (i) digestive health products and (ii) respiratory health products. The digestive health product category accounted for 41%, 38% and 37% of our consolidated net sales in the years ended December 31, 2020, 2019 and 2018, respectively. Digestive health products include our MIC-KEY enteral feeding tubes, CORPAK patient feeding solutions and NEOMED neonatal and pediatric feeding solutions. The respiratory health product category accounted for 25%, 21% and 22% of our consolidated net sales in the years ended December 31, 2020, 2019 and 2018, respectively. Respiratory health products include closed airway suction systems, oral care and other airway management devices under the BALLARD, MICROCUFF and ENDOCLEAR brands.
Pain Management is a portfolio of products that includes (i) acute pain products and (ii) interventional pain solutions. The acute pain product category accounted for 22%, 27% and 26% of our consolidated net sales in the years ended December 31, 2020, 2019 and 2018, respectively. Acute pain includes ON-Q and AMBIT surgical pain pumps and GAME READY cold and compression therapy systems. Our interventional pain product category accounted for 12%, 14% and 15% of our consolidated net sales in the years ended December 31, 2020, 2019 and 2018, respectively. Interventional pain provides minimally invasive pain relieving therapies, such as our COOLIEF pain relief therapy.
Effects of the COVID-19 Pandemic
The COVID-19 global pandemic caused disruption in global supply and distribution channels and dramatically changed the way companies do business. From the beginning of this global health crisis, our first priority has been the safety and well being of our employees. We have taken steps to ensure the health and safety of our employees and customers and to comply with shelter-in-place or quarantine orders that have been in effect in various jurisdictions throughout the world. Nearly all of our global non-manufacturing workforce continue to work remotely and measures are in place to monitor and protect our manufacturing employees. The risks the pandemic may continue to have on our operations and cash flows are described in “Risk Factors” in Item 1A of this report.
Business Acquisitions
On May 2, 2016, we acquired all the issued and outstanding capital stock of Medsystems Holdings, Inc. (“Medsystems”), a Delaware corporation, for $175.0 million, net of cash acquired. Medsystems owned and conducted its primary business through CORPAK Medsystems (“Corpak”).
On July 1, 2018, we acquired Cool Systems, Inc. for $65.7 million, net of cash acquired, which was based on a purchase price of $65.0 million plus certain adjustments as provided in the purchase agreement. Cool Systems Inc., is marketed as Game Ready.
During 2019, we completed the acquisition of substantially all the assets of Endoclear, LLC and Summit Medical Products, Inc. In addition, we also completed the acquisition of NeoMed, Inc. (collectively, the “Acquisitions”). The aggregate purchase price for the Acquisitions was $57.5 million, net of cash acquired, plus future contingent payments of $7.2 million. See “Business Acquisitions” in Note 5 to the consolidated financial statements in Item 8 of this report.
Divestiture
On April 30, 2018, we closed the sale of our Surgical and Infection Prevention (“S&IP”) business (the “Divestiture”) pursuant to an Amended and Restated Purchase Agreement dated April 30, 2018 (“Purchase Agreement”) for $710.0 million plus certain adjustments as provided in the Purchase Agreement, and resulted in a gain of $89.9 million. Due to the Divestiture, the results of operations from our S&IP business are reported as “Income from discontinued operations, net of tax” through April 30, 2018, as described in “Discontinued Operations” in Note 7 to the consolidated financial statements in Item 8 of this report.
Sales and Marketing
We direct our primary sales and marketing efforts toward hospitals, physicians and other healthcare providers to highlight the unique benefits and competitive differentiation of our branded products. We work directly with physicians, nurses, professional societies, hospital administrators and healthcare group purchasing organizations (“GPOs”) to collaborate and educate on emerging practices and clinical techniques. These marketing programs are delivered directly to healthcare providers. Additionally, we provide marketing programs to our strategic distribution partners throughout the world.
Distribution
While our products are generally marketed directly to hospitals and other healthcare providers, they are generally sold through third-party wholesale distributors, with some sales directly to healthcare facilities and other end-user customers. In 2020, approximately 55% of our net sales in North America were made through distributors. In the year ended December 31, 2020, sales to Medline Industries and McKesson Corporation each accounted for approximately 12% of consolidated net sales. In 2019, no single customer accounted for 10% or more of consolidated net sales, and in 2018, sales to Owens & Minor, Inc. accounted for approximately 10% of our consolidated net sales.
Outside North America, sales are made either directly to end-user customers or through distributors, depending on the market served. In 2020, approximately 83% of our net sales outside North America were made through wholesalers or distributors.
We utilize distribution centers in North America, Europe, Australia and Japan. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Group Purchasing Organizations
We enter into agreements with GPOs which allows for the sale of our products to their members, whether sold directly by us or through independent wholesale distributors. Agreements with GPOs are generally renewed every three years. GPOs negotiate pricing and volume purchasing discounts for hospitals, physician practices and other health care providers and institutions. Under our agreements with GPOs, we pay a fee based on sales of our products to GPO members, which is recorded as a reduction of net sales. Approximately 30% of our 2020 global net sales, including sales to wholesale distributors, were contracted through GPOs.
Competition
While no single company competes with us across the breadth of our offerings, we face significant competition in U.S. and international markets.
There are a variety of treatment means and alternative clinical practices to address surgical and interventional pain management and respiratory and digestive health. We face competition from these alternative treatments, as well as improvements and innovations in products and technologies by our competitors. Major competitors include, among others:
•Digestive Health: Boston Scientific Corporation, Cook Medical and Applied Medical Technology, Inc.
•Respiratory Health: Becton, Dickinson and Company, Stryker Corporation, Medline Industries, Inc. and Smiths Medical
•Acute Pain Management: B. Braun Medical Inc., Pacira Pharmaceuticals, Inc., Teleflex Incorporated, Medtronic plc, Ambu A/S, Baxter International, Inc., Pajunk Medical Systems and Leventon
•Interventional Pain Management: Boston Scientific Corporation, Abbott Laboratories, Medtronic plc and Stryker Corporation
In developing and emerging markets, alternative clinical practices and different standards of care are our primary competition.
While we believe that the number of procedures using our products will grow due, in part, to increasing global access to healthcare, we expect that our ability to compete with other providers of similar products will be impacted by rapid technological advances, pricing pressures and third-party reimbursement practices. We continue to defend our market positions and have launched seven new products in 2020. We believe that our key product characteristics, such as proven efficacy, reliability and safety, coupled with our core competencies such as our innovative ability to launch new products, efficient manufacturing processes, established distribution network, field sales organization and customer service, are important factors that distinguish us from our competitors.

Research and Development
We continuously engage in research and development to commercialize new products and enhance the effectiveness, reliability and safety of our existing products. We incurred $34.9 million in 2020, $37.7 million in 2019 and $41.8 million in 2018 on research and development for new products and processes, and to improve existing products and processes. These amounts consisted primarily of salaries and related expenses for personnel, product trial costs, outside laboratory and license fees, the costs of laboratory equipment and facilities, and asset write-offs for equipment associated with unsuccessful product launches. We intend to continue our research and development efforts as a key strategy for growth.
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
We hold numerous patents and have numerous patent applications pending in the United States and other countries that relate to the technology used in many of our products. We utilize patents in our acute pain management, interventional pain management, respiratory health and digestive health products. These patents generally expire between 2021 and 2038. None of the patents we license from third parties are material to our business.
Under an agreement that we have with Owens & Minor, Inc., we may continue to distribute products bearing the “Halyard Health” or “Halyard” brands through February 2022 as we continue rebranding efforts to ensure our customers’ transition from the Halyard brand.
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
Similarly, most major markets for medical devices outside the United States also require clearance, approval or compliance with certain standards before a product can be commercially marketed. For instance, the European Commission, or EC, has harmonized national regulations for the control of medical devices through European Medical Device Directives (“EU MDD”) with which manufacturers must comply. Under these regulations, manufacturing plants must have received certification of conformity from a notified body in order to be able to sell products within the member states of the European Union. Certification allows manufacturers to stamp the products of certified plants with a “CE” mark. Products covered by the EC regulations that do not bear the CE mark may not be sold or distributed in the European Union. However, the European Union has adopted the EU Medical Device Regulation (“EU MDR”), replacing the current EU MDD, effective May 26, 2021. The main goal of this regulation is to enhance product safety, quality and transparency for medical devices within the European Union. Consequently, the EU MDR brings significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, and additional post-market surveillance and diligence. Compliance with the EU MDR will require re-certification of many of our products to the enhanced standards. Complying with the EU MDR may require us to incur significant expenditures.
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
Employees and Human Capital Management
Employees are our most-valued resource and are at the center of everything we do. Their talent, diversity and commitment are crucial to our innovation and success. Our work environment fosters personal, professional and corporate growth and nurtures innovation through product development and customer solutions. Our global teams work together in a spirit of cooperation to improve health and healthcare every day.
Employee demographics presented in the table below represent the number of employees as of December 31, 2020:

Global Salaried Employees	2020	% of Total
United States	1,030	19.2%
Mexico	4,047	75.2%
Latin America	6	0.1%
Europe, Middle East and Africa	179	3.3%
Asia Pacific	118	2.2%
Total	5,380
Compensation
We compensate employees competitively and fairly in markets throughout the world. Compensation for salaried employees is strongly tied to performance objectives. Salaried employees above a certain pay grade have a substantial portion of their total compensation subject to performance objectives. More about our executive officer compensation can be found in our 2021 proxy statement.
Training and Educational Opportunities
Because we are a medical device manufacturer, employees are regularly trained in key areas required by the FDA and other applicable regulatory authorities, including topics such as documentation, safety, complaint handling, anti-bribery and quality, among others. In addition to regulated training, employees are educated on the Avanos Code of Conduct, so that all employees align with our cultural and behavioral expectations.
Employee Engagement
We believe that employees who are engaged in their roles, treated as partners in the business and recognized for their efforts, are more satisfied and productive. Our goal is to ensure that each of our more than 5,300 employees understands how he/she contributes to the company’s innovation and growth. This is accomplished through an employee recognition program and ongoing, two-way communications, including videos and podcasts, that allow employees to engage with and hear directly from members of the executive team.

Diversity and Inclusion
Our commitment to diversity and inclusion is aligned to help the company achieve success as we continue to grow our business and develop our workforce. Our employee profile below reflects the results on December 31, 2020.

Employee Diversity	2020
Women - global director and above(a)	29.8%
Ethnic minorities - U.S. director and above(a)	18.9%
Women - global salaried employees	41.9%
Ethnic minorities - U.S. salaried employees	30.8%
__________________________________________________
(a) Leaders in director-level position or higher.
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
•civil unrest relating to government, corporate and societal responses to the pandemic, volatility in economic conditions and the financial markets,
•risks associated with vaccine distribution, and
•other unanticipated effects that remain unknown.
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
We depend on the availability of various components, raw materials and manufactured products supplied by others for our operations. If the capabilities of our suppliers and third-party manufacturers are limited or stopped, due to quality, regulatory or other reasons, including natural disasters, pandemics (or other health emergencies such as the recent “Coronavirus” outbreak), political instability, government actions, prolonged power or equipment failures or labor dispute, it could negatively impact our ability to manufacture or deliver our products and could expose us to regulatory actions. Further, for quality assurance or cost effectiveness, we purchase from sole suppliers certain components and raw materials. Although there are other sources in the market place for these items, we may not be able to quickly establish additional or replacement sources for certain components or materials due to regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products. The loss of any sole supplier or any sustained supply interruption that affects our ability to manufacture or deliver our products in a timely or cost effective manner could have a material adverse effect on our business, results of operations, financial condition and cash flows.
An interruption in our ability to manufacture products may have a material adverse effect on our business.
Many of our key products are manufactured at single locations, with limited alternate facilities. If one or more of these facilities experience damage, or if these manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, including natural disasters, pandemics (or other health emergencies such as the recent “Coronavirus” outbreak), political instability, government actions, prolonged power or equipment failures or labor dispute, it may not be possible to timely manufacture the relevant products at previous levels or at all. A reduction or interruption in any of these manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
The adoption and interpretation of tax laws may have a material adverse effect on our business.
The laws and rules and related interpretations dealing with income taxation are frequently reviewed and amended by governmental bodies, officials and regulatory agencies in the United States and other jurisdictions in which we do business. The governmental bodies may include the U.S. Internal Revenue Service, the U.S. Treasury Department, the U.S. Congress, taxing authorities in countries outside the U.S., and various state, provincial, local or municipal regulatory agencies. Our provision for income taxes and results of operations may be adversely affected by changes to our operating structure, changes in the mix of income and expenses in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws, regulations or administrative interpretations thereof. For example, the U.S. federal government could make changes to existing U.S. tax laws, including the Tax Cuts and Jobs Act or the CARES Act, which could include an increase in the corporate tax rate and the tax rate on foreign earnings. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated, issued or amended that could result in a material adverse effect on our financial position, results of operations or cash flows.
We face significant uncertainty in the healthcare industry due to government healthcare reform in the United States and elsewhere.
The U.S. Congress, regulatory agencies and certain state legislatures, as well as international legislators and regulators, periodically review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. We cannot predict with certainty what healthcare initiatives, if any, will be implemented by states or foreign governments or what ultimate effect healthcare reform or any future legislation or regulation may have on our customers’ purchasing decisions regarding our products. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, results of operations, financial condition and cash flows.
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
Most of our manufacturing facilities are outside the United States in Mexico, France and Tunisia. We also may use contract manufacturers outside the United States from time to time and may source many of our raw materials and components from foreign suppliers. We distribute and sell our products in over 90 countries. In 2020, approximately 25% of our net sales were generated outside of North America and we expect this percentage will grow over time. Our operations outside of the United States are subject to risks that are inherent in conducting business internationally, including compliance with both United States and foreign laws and regulations that apply to our international operations. These laws and regulations include robust data privacy requirements, labor relations laws that may impede employer flexibility, tax laws, anti-competition regulations, import, customs and trade restrictions, export requirements, economic sanction laws, environmental, health and safety laws, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. Given the high level of complexity of these laws, there is a risk that some provisions may be violated inadvertently or through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. In addition, these laws are subject to changes, which may require additional resources or make it more difficult for us to comply with these laws. Violations of the laws and regulations governing our international operations could result in fines or criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to manufacture or distribute our products in one or more countries and could have a material adverse effect on our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, results of operations, financial condition and cash flows. Our success depends, in part, on our ability to anticipate and prevent or mitigate these risks and manage difficulties as they arise.
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
In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:
•different local medical practices, product preferences and product requirements,
•price and currency controls and exchange rate fluctuations,
•cost and availability of international shipping channels,
•longer payment cycles in certain countries other than the United States,
•minimal or diminished protection of intellectual property in certain countries,
•uncertainties regarding judicial systems, including difficulties in enforcing agreements through certain non-U.S. legal systems,
•political instability and actual or anticipated military or political conflicts, expropriation of assets, economic instability and the impact on interest rates, inflation and the credit worthiness of our customers, and
•difficulties and costs of staffing and managing non-U.S. operations.

These risks and difficulties, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may need additional financing in the future to meet our capital needs or to make acquisitions and such financing may not be available on favorable terms, if at all.
We intend to continue our research and development activities and make acquisitions. Accordingly, we may need to seek additional debt or equity financing. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business.
Risks Related to Ownership of Avanos Common Stock
We cannot guarantee that our stock price will not decline or fluctuate significantly.
The price at which Avanos common stock trades has and may continue to fluctuate significantly. The market price, or fluctuations in price, for Avanos common stock may be negatively influenced by many factors, including:
•actual or unanticipated fluctuations in our quarterly and annual operating results,
•our failure to achieve the quarterly financial results expected by the securities analysts who cover our stock,
•the outcome of litigation and enforcement actions,
•developments generally affecting the healthcare industry,
•changes in market valuations of comparable companies,
•the amount of our indebtedness,
•general economic, industry and market conditions,
•the depth and liquidity of the market for Avanos common stock,
•price fluctuations in key commodities,
•fluctuations in interest and currency exchange rates,
•our dividend policy, and
•perceptions of or speculations by the press or investment community.
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

Certain provisions of our certificate of incorporation may make it difficult for stockholders to initiate litigation against us in a favorable forum for disputes with us or our directors or officers.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware (or if that court does not have jurisdiction, the U.S. District Court for the District of Delaware) as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors or officers.
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
Certain provisions contained in our certificate of incorporation and by-laws and those contained in Delaware law may have the effect of delaying or preventing changes in control if our Board of Directors determines that such changes in control are not in the best interests of us and our stockholders. These provisions include, among other things, the following:
•the division of our Board of Directors into three classes, each with three-year staggered terms, although shareholders voted in 2020 to declassify our Board, and it will be fully declassified in 2023,
•the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval,
•the inability of our stockholders to call a special meeting of stockholders,
•stockholder action may be taken only at a special or regular meeting of stockholders,
•advance notice procedures for nominating candidates to our Board of Directors or presenting matters at stockholder meetings,
•stockholder removal of directors only for cause and only by a supermajority vote,
•the ability of our Board of Directors, and not our stockholders, to fill vacancies on our Board of Directors, and
•supermajority voting requirements to amend our by-laws and certain provisions of our certificate of incorporation and to engage in certain types of business combinations.
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

Location	Country	Owned/Leased
Nogales	Mexico	Owned
Nogales	Mexico	Leased
Tucson, Arizona	USA	Leased
Magdalena	Mexico	Leased
Tijuana	Mexico	Leased
Marseille	France	Leased
Sousse	Tunisia	Leased
ITEM 3.    LEGAL PROCEEDINGS
See “Commitments and Contingencies” in Note 14 to the consolidated financial statements in Item 8 of this report for a description of current legal matters.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 19, 2021, together with certain biographical information, are as follows:

Name	Position
Joseph F. Woody	Chief Executive Officer
Michael C. Greiner	Senior Vice President and Chief Financial Officer
David E. Ball	Senior Vice President - Global Supply Chain & Procurement
Arjun R. Sarker	Senior Vice President - International
William D. Haydon	Senior Vice President and General Manager, Pain Management
Joseph F. Woody, age 55, was appointed as Chief Executive Officer on June 26, 2017. Mr. Woody has more than 20 years of experience in the healthcare sector. Prior to joining the Company, Mr. Woody served as Director, President and Chief Executive Officer of Acelity Holdings, Inc. (“Acelity”), a global advanced wound care and regenerative medicine company, from August 2015 until April 2017. Prior to that, Mr. Woody served as President and Chief Executive Officer for the combined organization of Kinetic Concepts, Inc. (“KCI”), LifeCell Corporation (“LifeCell”), and Systagenix Wound Management B.V., which became Acelity, from September 2013 until August 2015. Prior to that, Mr. Woody served in leadership roles at KCI and LifeCell from November 2011 until September 2013, having been promoted to President and Chief Executive Officer of KCI in January 2012 and interim Chief Executive Officer of LifeCell in April 2013. Previously, Mr. Woody served as global president of Vascular Therapies for Covidien plc, and global president for Smith & Nephew Advanced Wound Management, and he held other leadership positions at Alliance Imaging, Inc., Acuson and GE Medical Systems.
Michael C. Greiner, age 48, was appointed as Senior Vice President and Chief Financial Officer on January 1, 2020. Mr. Greiner brings to Avanos more than 20 years of experience in corporate finance, accounting, treasury, and M&A strategy development and execution. He most recently served as Executive Vice President and CFO for AngioDynamics, Inc., a publicly listed medical device company (NASDAQ: ANGO), where he played an integral role in transforming and optimizing its product portfolio through both internal development and M&A. Prior to that, Mr. Greiner was the CFO at Extreme Reach, Inc., a cloud-based enterprise platform for brand advertising, responsible for all finance and human resource operations. Earlier in his career, Mr. Greiner held several senior executive roles, including Senior Vice President corporate finance and Chief Accounting Officer at Cimpress N.V. (formerly known as Vistaprint N.V.), global controller for GE’s Water and Processing Technologies division, as well as leadership roles at Bausch & Lomb and Wyeth.
David E. Ball, age 62, was appointed as Senior Vice President, Global Supply Chain & Procurement on December 17, 2018. His significant operations and R&D leadership experience includes more than 30 years in a variety of manufacturing, service, engineering, and quality positions within GE Healthcare, GE Transportation Systems, Hill-Rom, as well as Harris Corp.’s Communications and Aerospace Systems divisions. Prior to joining Avanos, Dave served as Senior Vice President of Operations for Acelity, where he led the company’s global manufacturing operations and oversaw its inventory, supply chain, procurement and facilities functions. In that role, he was instrumental in optimizing Acelity’s cost structure and sustaining the savings throughout the company’s expansion.
Arjun R. Sarker, age 55, was appointed as Senior Vice President - International as of April 2, 2018. Mr. Sarker joined the Company in January 2017 as Vice President and General Manager of the Company’s Asia-Pacific business. Prior to joining the Company, from 2007 to 2017, he held various leadership roles in general management and finance at Medtronic/Covidien. Prior to that, he worked at Honeywell in its specialty materials portfolio, at a British distribution group and at a public accounting firm. He is a former member of the advisory board of CFO Asia magazine, a regular panelist at Economist CFO roundtables and was co-chairman of the Medical Devices committee in AMCHAM India.
William D. Haydon, age 54, was appointed as Senior Vice President and General Manager, Pain Management on August 31, 2020. Mr. Haydon brings to Avanos over 25 years of experience in finance, global marketing, and strategic business development. He most recently served as Senior Vice President and General Manager for Cantel, a publicly listed medical device company, where he played an integral role in restructuring of the sales organization, and in global strategic planning. Prior to that, Mr. Haydon held leadership positions in several medical device and medical technology companies including Bayer Healthcare, AGA Medical Corporation, ev3, Inc., and Boston Scientific Corporation.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Avanos common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “AVNS”. We did not pay any dividends on our common stock in the years ended December 31, 2020 and 2019 and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
As of February 10, 2021, we had 11,600 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
Performance
The following graph compares the cumulative total return of our common stock from December 31, 2015 through December 31, 2020 with the cumulative return of companies comprising the Standard and Poor’s S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index. The graph plots the change in value of an initial investment of $100 in each of our common stock, the S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends, and therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

$245
$210
$175
$140
$105
$70
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
AVNS
S&P MidCap 400
S&P 500 Health Care Equipment and Services

The preceding chart is based on the following data:

	AVNS	S&P MidCap 400	S&P 500 Health Care Equipment and Services
December 31, 2015	$100.00	$100.00	$100.00
December 31, 2016	110.69	126.54	107.39
December 31, 2017	138.22	153.85	144.32
December 31, 2018	134.06	143.63	163.57
December 31, 2019	100.87	190.12	210.68
December 31, 2020	137.32	227.39	251.86
Item 6.    SELECTED FINANCIAL DATA
The Selected Financial Data as of December 31, 2020 and 2019 and for each of the years ended December 31, 2020, 2019 and 2018 are derived from our audited consolidated financial statements which are included in Item 8 of this report. Selected Financial Data as of December 31, 2018 are derived from our consolidated financial information but is not included in Item 8 of this report. The following Selected Financial Data is not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this report (in millions, except per share data):

	Year Ended December 31,
	2020	2019	2018
Income Statement Data
Net Sales	$714.8	$697.6	$652.3
Operating (Loss) Income	(46.1)	(55.7)	0.5
Loss from Continuing Operations	(27.2)	(45.9)	(8.5)
Income from Discontinued Operations, net of tax	—	—	66.0
Net (Loss) Income(a)(b)(c)	$(27.2)	$(45.9)	$57.5

Basic (Loss) Earnings Per Share:
Continuing Operations	$(0.57)	$(0.96)	$(0.18)
Discontinued Operations	—	—	1.40
Basic (Loss) Earnings Per Share	$(0.57)	$(0.96)	$1.22
Diluted (Loss) Earnings Per Share:
Continuing Operations	$(0.57)	$(0.96)	$(0.18)
Discontinued Operations	—	—	1.40
Diluted (Loss) Earnings Per Share	$(0.57)	$(0.96)	$1.22
__________________________________________________
(a)Net loss in the year ended December 31, 2020 includes $7.9 million of incremental costs incurred due to the COVID-19 pandemic, $27.6 million of costs associated with restructuring activities that were initiated in the fourth quarter of 2020, $2.2 million of post-divestiture restructuring charges, $14.9 million of post-divestiture transition costs, $12.5 million of acquisition and integration-related charges, and $27.5 million of legal costs, which includes incremental costs associated with a $25.0 million payment to amicably resolve our dispute with Kimberly-Clark as described in “Commitments and Contingencies” in Note 14 to the consolidated financial statements in Item 8 of this report.
(b)Net loss in 2019 includes $56.3 million of post divestiture transition charges, $20.2 million of post divestiture restructuring and IT charges , $13.1 million related to acquisition and integration activities, and $22.5 million of legal expenses for certain litigation matters.
(c)Net income in 2018 includes $15.7 million of post divestiture restructuring and IT charges, $9.2 million of post divestiture transition expenses, $1.3 million of charges related to the acquisition and integration activities and $15.6 million of legal expenses for certain litigation matters.

	As of December 31,
	2020	2019	2018
Balance Sheet Data
Cash and cash equivalents	$111.5	$205.3	$384.5
Property, Plant and Equipment, net	175.3	184.5	154.1
Total Assets	1,672.8	1,799.6	1,833.4
Debt	180.0	248.1	247.7
Stockholders’ Equity	$1,256.5	$1,265.2	$1,297.2

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, financial condition and prospects and should be read in conjunction with the consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data” in this annual report on Form 10-K. The following will be discussed and analyzed:
•Effects of the COVID-19 Pandemic
•The CARES Act
•Restructuring Activities
•Results of Operations and Related Information
•Liquidity and Capital Resources
•Critical Accounting Policies and Use of Estimates
•Legal Matters
•Information Concerning Forward-Looking Statements
Effects of the COVID-19 Pandemic
The COVID-19 global pandemic caused disruption in global supply and distribution channels and dramatically changed the way companies do business. From the beginning of this global health crisis, our first priority has been the safety and well being of our employees.
We continue to monitor the developments associated with the COVID-19 pandemic and its effects on our employees, customers, supply chain and distribution channels. The ongoing impact of the pandemic depends on a number of factors including the severity and duration of the pandemic and the extent and severity of the impact on our customers, which is uncertain and unpredictable. Our future results of operations and cash flows may suffer adverse effects from delays in payments on outstanding accounts receivable, potential manufacturing, distribution and supply chain disruptions and uncertain demand, and effects of any actions we may take to address financial and operational challenges our customers may face. Other risks and uncertainties that we face include, but are not limited to:
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
We have incurred $7.9 million of incremental COVID-19 related expenses for the year ended December 31, 2020. We may continue to incur additional expense through 2021 and perhaps beyond. Some of these additional expenses may be considered unusual and excluded from our calculation of “Adjusted Operating Profit” as described later in “Results of Operations and Related Information.”

The CARES Act
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act allows for the carryback of U.S. net operating losses, which were expected to be used in future years, to prior years resulting in a $25.1 million benefit that was recognized in the year ended December 31, 2020. Consequently, we recorded incremental income tax receivables of approximately $49.0 million as of December 31, 2020.
Restructuring Activities
Our restructuring expenses for the years ended December 31, 2020, 2019 and 2018 are summarized in the table below:

	Year Ended December 31,
	2020	2019	2018
Post-Divestiture Restructuring Plan
Organizational Alignment and IT Transformation	$(0.6)	$17.8	$15.7
Cost Transformation	2.8	2.3	—
Total Post-Divestiture Restructuring Plan	2.2	20.1	15.7
Integration and Restructuring of Business Acquisitions	0.5	9.1	—
2020 Restructuring	27.6	—	—
Total Restructuring Costs	$30.3	$29.2	$15.7
Post-Divestiture Restructuring Plan
In conjunction with the Divestiture, we began a multi-phase restructuring plan (the “Plan”) intended to align our organizational structure (“Organizational Alignment”), information technology platform (“IT Transformation”) and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our remaining Medical Devices business. Organizational Alignment and IT Transformation are substantially complete. However, in the year-ended December 31, 2020, employee severance and retention that was previously accrued for Organizational Alignment was partially reversed due to employee attrition.
The Cost Transformation phase was initiated in June 2019, and is intended to optimize the Company’s procurement, manufacturing, and supply chain operations. We expect to incur between $11.0 million and $13.0 million to execute the Cost Transformation phase, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend up to $7.0 million of incremental capital through 2021 in support of the Cost Transformation. The Company expects to complete the Cost Transformation by the end of 2021. Plan-to-date, we have incurred $5.1 million of costs that were expensed as incurred and $2.0 million of costs that were capitalized.
Integration of Business Acquisitions
During the third quarter of 2019, we initiated activities to integrate the asset and business acquisitions completed in 2019 and 2018 into our operations, and where appropriate, re-align our organization accordingly. This includes Cool Systems, Inc. (“Game Ready”), which was acquired in 2018 along with the 2019 acquisitions that are described in Note 5, “Business Acquisitions.” Costs incurred were primarily for employee retention, severance and benefits and lease termination costs. The integration of our acquisitions was substantially complete as of December 31, 2020.
2020 Restructuring
In the fourth quarter of 2020, we initiated activities to reduce the size of our senior leadership team, consolidate certain operations within our pain management franchise, exit unprofitable lines of business and reduce the size of our office space to align with expected requirements following the COVID-19 pandemic. We expect to incur up to $30.0 million of costs, primarily for costs associated with operating lease right-of-use asset impairments or lease terminations, impairment of intangible and other assets and employee severance and benefits. We expect to substantially complete this restructuring by the end of 2021.
Business Acquisitions
In the year ended December 31, 2019, we completed the acquisition of substantially all the assets of Endoclear, LLC and Summit Medical Products, Inc. In addition, we also completed the acquisition of NeoMed, Inc. (collectively, the “Acquisitions”). The purchase price for the Acquisitions was $57.5 million, net of cash acquired, plus future contingent payments of $7.3 million. See “Business Acquisitions” in Note 5 to the consolidated financial statements in Item 8 of this report.

Results of Operations and Related Information
Use of Non-GAAP Measures
In this section, we present “Adjusted Gross Profit” and “Adjusted Operating Profit (Loss)” which are profitability measures that are not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and is therefore referred to as a non-GAAP financial measure. We provide these non-GAAP measures because we use them to measure our operational performance and provide greater insight into our ongoing business operations. These measures are not intended to be, and should not be, considered separately from, or an alternative to, the most directly comparable GAAP financial measures. A reconciliation of the non-GAAP measures to the most directly comparable GAAP financial measures are provided under “Adjusted Gross Profit” and “Adjusted Operating (Loss) Profit,” respectively.
Net Sales
Our net sales are summarized in the following table for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	Change	2018	Change
Chronic care	$471.2	$413.7	13.9%	$386.0	7.2%
Pain management	243.6	283.9	(14.2)	266.3	6.6
Total Net Sales	$714.8	$697.6	2.5%	$652.3	6.9%

	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net Sales - percentage change 2020 vs. 2019	3%	3%	—%	—%	—%
Net Sales - percentage change 2019 vs. 2018	7%	8%	(1)%	—%	—%
______________________________
(a)Volume includes incremental sales from acquisitions.
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
Net Sales - 2020 Compared to 2019
Net sales increased by 3% to $714.8 million for the year ended December 31, 2020 primarily due to volume. Incremental volume from the NeoMed and Summit acquisitions contributed 4% of the volume growth. Organic volume came from strong pandemic-related demand for respiratory health products including closed-suction catheters and oral care kits along with strong demand for digestive health products, led by Corpak and NeoMed products. Higher volume in respiratory and digestive health was offset by lower volume in acute pain and interventional due to fewer or delayed elective procedures caused by the ongoing pandemic.
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

Net Sales by Geographic Region
The factors causing organic volume growth were consistent throughout our geographic regions. Net sales by region is presented in the table below (in millions):

	Year Ended December 31,
(in millions)	2020	2019	Change	2018	Change
North America	$535.5	$534.7	0.1%	$505.3	5.8%
EMEA	108.3	95.8	13.0	87.3	9.7
Asia Pacific and Latin America	71.0	67.1	5.8	59.7	12.4
Total Net Sales	$714.8	$697.6	2.5%	$652.3	6.9%
Adjusted Gross Profit
Our adjusted gross profit and gross profit margin is summarized in the table below for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
As reported	$373.3	$402.2	$390.9
Gross profit margin, as reported	52.2%	57.7%	59.9%
COVID-19 related expenses	4.9	—	—
2020 restructuring charges	1.1	—	—
Post divestiture restructuring and IT charges	2.8	2.9	2.4
Post divestiture transition charges	7.6	5.9	—
Acquisition and integration-related charges	0.9	0.1	0.4
Intangibles amortization	6.6	5.6	4.6
Adjusted Gross Profit (non-GAAP)	$397.2	$416.7	$398.3
Adjusted Gross Profit Margin (non-GAAP)	55.6%	59.7%	61.1%
Adjusted Gross Profit - 2020 vs. 2019
Adjusted Gross profit margin decreased to 56% for the year ended December 31, 2020 primarily due to the impact of product mix caused by the pandemic, write-off of obsolete inventory and higher costs associated with our COVID-19 efforts.
Gross Profit - 2019 vs. 2018
Adjusted Gross profit margin decreased to 60% for the year ended December 31, 2019 primarily due to higher distribution expenses due to the recent IT implementation as well as recent acquisitions with a lower margin.
Adjusted Operating Profit (Loss)
The results of the S&IP business is reported in “Income from discontinued operations, net of tax” in the consolidated income statement for the periods from January 1, 2018 to April 30, 2018 are excluded from the operating (loss) profit presented in the table below. In accordance with GAAP, only costs specifically identifiable and attributable to a business to be disposed may be allocated to discontinued operations. Accordingly, for the periods from January 1, 2018 to April 30, 2018, our operating losses were driven by certain costs that were historically presented as a component of the S&IP business but were included in continuing operations. These costs, on a pre-tax basis, were $37.0 million in the period from January 1, 2018 to April 30, 2018.

A reconciliation of adjusted operating profit (loss), a non-GAAP measure, to operating profit (loss) is provided in the table below (in millions):

	Year Ended December 31,
	2020	2019	2018
Operating profit (loss), as reported (GAAP)	$(46.1)	$(55.7)	$0.5
COVID-19 related expenses	7.9	—	—
2020 Restructuring charges	27.6	—	—
Post divestiture restructuring and IT charges	2.2	20.2	15.7
Post divestiture transition charges	14.9	56.3	9.2
Acquisition and integration-related charges	12.5	13.1	1.3
Litigation and legal	27.5	22.5	15.6
Intangibles amortization	19.4	20.0	20.0
Adjusted Operating Profit (Loss) (non-GAAP)	$65.9	$76.4	$62.3
The items noted in the table above are described below:
On a GAAP basis, operating loss improved compared to the prior year due to higher sales and lower post-divestiture transition costs, partially offset by incremental expenses associated with restructuring activities undertaken in response to the effects the COVID-19 pandemic has had on our business.
Items impacting operating results include:
COVID-19 related expenses: As a result of the ongoing COVID-19 pandemic, we have incurred incremental expenses for additional personal protective equipment for our manufacturing employees, sanitation at our facilities and other costs. We incurred $7.9 million of COVID-19 related costs in the year ended December 31, 2020.
2020 Restructuring charges: As previously described under “Restructuring Activities,” we incurred $27.6 million of costs for restructuring activities that we initiated in the fourth quarter of 2020.
Restructuring and IT charges: As previously described under “Restructuring Activities,” we have incurred $2.2 million, $20.2 million and $15.7 million of costs, respectively, related to the Plan for the years ended December 31, 2020, 2019 and 2018. These costs are primarily for consulting and other services along with employee severance and benefits.
Post-divestiture transition costs: We incurred $14.9 million, $56.3 million, and $9.2 million of transition costs associated with the divestiture of our former S&IP business in the years ended December 31, 2020, 2019 and 2018, respectively.
Acquisition and integration-related costs: We incurred $12.5 million, $13.1 million and $1.3 million of costs in connection with the acquisition and integration activities for the years ended December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020 and 2019, acquisition and integration-related costs includes $0.5 million and $9.1 million, respectively, of restructuring costs that are previously described under “Integration of Business Acquisitions.” The acquisitions of EndoClear, Summit and NeoMed are previously described under “Business Acquisitions.”
Litigation and legal: We incurred $27.5 million, $22.5 million and $15.6 million of expenses for certain litigation matters in the years ended December 31, 2020, 2019 and 2018, respectively, which are included in “Other expense, net.” In 2020, costs include incremental amounts associated with a $25.0 million payment to amicably resolve our dispute with Kimberly-Clark described in “Commitments and Contingencies” in Note 14 to the consolidated financial statements in Item 8 of this report.
Intangibles Amortization: Intangibles amortization is related primarily to intangibles acquired in prior business acquisitions and was $19.4 million, $20.0 million and $20.0 million, respectively, in the years ended December 31, 2020, 2019 and 2018.
Our non-GAAP measures excludes certain items, as applicable, for the relevant time periods as indicated in the “Operating Profit” table above. The excluded items include:
•Incremental expenses associated with altering operations in response to the COVID-19 pandemic.
•Expenses associated with restructuring activities, including IT-related charges.
•Expenses associated with post-divestiture transition activities.
•The gain on sale and associated expenses related to the divestiture of the S&IP business.
•Certain acquisition and integration charges related to the acquisitions of Game Ready, NeoMed, Summit Medical and Endoclear LLC.
•Expenses associated with certain litigation matters.

•The amortization of intangible assets associated with prior business acquisitions.
Interest Expense
Interest expense was $15.6 million, $15.0 million and $26.4 million in the years ended December 31, 2020, 2019 and 2018, respectively. Interest expense in December 31, 2020 includes an early extinguishment loss of $1.3 million incurred upon redemption of our Senior Secured Notes on October 15, 2020. During 2018, we paid $339.0 million to retire our senior secured term loan, resulting in an early extinguishment loss of $4.8 million which was included in interest expense. Accordingly, interest expense was lower in 2020 and 2019 compared to 2018. In the years ended December 31, 2020, 2019 and 2018, $0.1 million, $1.8 million and $1.5 million, respectively, of interest was capitalized on long-term capital projects. Interest expense consists of interest accrued and amortization of debt discount and issuance costs on our long-term debt. See “Debt” in Note 9 to the consolidated financial statements in Item 8 of this report for further discussion of our indebtedness.
Provision for Income Taxes
Our overall effective tax rate was a 55% benefit for the year ended December 31, 2020 compared to a benefit of 28% in 2019 and 53% in 2018. The primary drivers in the change in our effective tax rate were the CARES Act in 2020 and the effects of the Tax Cuts and Jobs Act of 2017. See “Income Taxes” in Note 10 to the consolidated financial statements in Item 8 of this report for further details regarding our income taxes.
Unaudited Quarterly Financial Data

	2020				2019
(in millions, except per-share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net Sales	$185.0	$185.7	$163.7	$180.4	$189.8	$171.4	$172.2	$164.2
Gross Profit	88.9	95.8	86.5	102.1	109.7	95.0	98.7	98.8
Operating (Loss) Profit(a)(b)	(44.8)	(0.1)	(1.8)	0.6	(3.2)	(18.1)	(9.8)	(24.6)
Net (Loss) Income	$(47.2)	$19.3	$(3.0)	$3.7	$(6.1)	$(11.5)	$(8.0)	$(20.3)

(Loss) Earnings Per Share:
Basic	$(0.99)	$0.40	$(0.06)	$0.08	$(0.13)	$(0.24)	$(0.17)	$(0.43)
Diluted	$(0.99)	$0.40	$(0.06)	$0.08	$(0.13)	$(0.24)	$(0.17)	$(0.43)
__________________________________________________
(a)Operating loss in the year ended December 31, 2020 includes $7.9 million of incremental costs incurred due to the COVID-19 pandemic, $27.6 million of costs associated with restructuring activities that were initiated in the fourth quarter of 2020, $2.2 million of post-divestiture restructuring charges, $14.9 million of post-divestiture transition costs, $12.5 million of acquisition and integration-related charges, and $27.5 million of legal costs, which includes incremental costs associated with a $25.0 million payment to amicably resolve our dispute with Kimberly-Clark as described in “Commitments and Contingencies” in Note 14 to the consolidated financial statements in Item 8 of this report.
(b)Operating loss in 2019 includes $56.3 million of post divestiture transition charges, $20.2 million of post divestiture restructuring and IT charges , $13.1 million related to acquisition and integration activities, and $22.5 million of legal expenses for certain litigation matters.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available under our revolving credit facility. Our operating cash flow has historically been sufficient to meet our working capital requirements and fund capital expenditures. As a result of the COVID-19 pandemic, we may see a delay in collection of accounts receivable. However, we anticipate that our current cash position and our ability to generate cash flows from domestic and international operations will provide sufficient liquidity to manage the business and fund working capital requirements during this uncertainty without using our available borrowing capacity. In addition, with our borrowing capacity, we expect to have the ability to fund capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
As of December 31, 2020, $67.1 million of our $111.5 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and currently do not have plans to repatriate such earnings. See further discussion below in “Critical Accounting Policies and Use of Estimates” under “Income Taxes.” We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and equivalents decreased by $93.8 million to $111.5 million as of December 31, 2020 compared to $205.3 million last year. The decrease was driven by the retirement of our Senior Unsecured Notes (the “Notes”) for $249.8 million partially offset by $180.0 million of net line of credit facility proceeds, which were primarily used to retire the Notes.
Cash and equivalents decreased by $179.2 million to $205.3 million as of December 31, 2019 compared to $384.5 million as of December 31, 2018. The decrease was driven by $74.5 million used in operations, $57.5 million used to acquire assets and businesses and $50.6 million of capital expenditures.
Long-Term Debt
As of December 31, 2020, total debt was $180.0 million on our Revolving Credit Facility that matures on October 30, 2023.
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of December 31, 2020, we had $180.0 million outstanding and letters of credit of $1.3 million issued under the Revolving Credit Facility.
The Senior Unsecured Notes (“Notes”) were to mature on October 15, 2022. On October 15, 2020, we redeemed the Notes pursuant to a provision for early redemption without paying a premium at any time on or after October 15, 2020. The redemption resulted in an early-extinguishment loss of $1.3 million, which was charged to interest expense on the redemption date. The Notes were redeemed using $69.8 million of cash and $180.0 million drawn from our Revolving Credit Facility.
For further information regarding our debt arrangements, see “Debt” in Note 9 to the consolidated financial statements in Item 8 of this report.
Obligations

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt(a)	$180.0	$—	$180.0	$—	$—
Interest payments on long-term debt(a)	8.5	3.0	5.5	—	—
Operating lease obligations	79.5	15.8	26.9	15.6	21.2
Open purchase orders(b)	67.4	67.4	—	—	—
Pension obligations	5.4	0.3	0.8	0.9	3.4
Other commitments	6.0	0.9	1.7	1.1	2.3
Total contractual obligations(c)	$346.8	$87.4	$214.9	$17.6	$26.9
__________________________________________________
(a)Our debt consists of borrowing outstanding on our Revolving Credit Facility as of December 31, 2020, and the interest payments assumes no principal repayments until the maturity date of the Revolving Credit Facility at the rate of interest in effect as of December 31, 2020.
(b)Open purchase orders represent amounts that we anticipate will become payable in the next year for goods and services that we have negotiated for delivery. The table does not include payments that are discretionary or for which timing is uncertain.
(c)Other commitments are primarily lease executory costs and uncertain tax positions. See “Income Taxes” in Note 10 to the consolidated financial statements in Item 8 of this report.

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
Use of Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Estimates are used in accounting for, among other things, certain amounts included in discontinued operations, certain amounts included in assets and liabilities held for sale, distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, loss contingencies, and deferred tax assets and potential income tax assessments. Our estimates are subject to uncertainties associated with the ongoing COVID-19 pandemic. Actual results could differ from these estimates, and the effect of the change could be material to our financial statements. Changes in these estimates are recorded when known.
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

As of December 31, 2020, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $32.1 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Tax Cuts and Jobs Act of 2017. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
Legal Matters
A description of legal matters can be seen in “Commitments and Contingencies” in Note 14 to the consolidated financial statements in Item 8 of this report.
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
•the loss of current customers or the inability to obtain new customers,
•litigation and enforcement actions,
•price fluctuations in key commodities,
•fluctuations in currency exchange rates,
•disruption in supply of raw materials or the distribution of finished goods,
•changes in governmental regulations that are applicable to our business,
•changes in asset valuations including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons, and
•the other matters described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Interest Rate Risk
Our Revolving Credit Facility that allows for borrowings up to $250.0 million is subject to a variable interest rate based on LIBOR. As of December 31, 2020, a one percentage point increase in LIBOR could result in $2.5 million of incremental interest expense if the Revolving Credit Facility was fully drawn for the entire year.
Foreign Currency Risk
Foreign currency risk is managed by foreign currency forward and swap contracts for a limited portion of our exposure. The use of these instruments allows the management of transactional exposures to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure.
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
As of December 31, 2020, a 10% change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have an effect of $1.7 million to our consolidated financial position, results of operations and cash flows. These hypothetical effects on transactional exposures are based on the difference between the December 31, 2020 rates and the assumed rates.
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
As of December 31, 2020, a 10% change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have impacted stockholders’ equity by approximately $15.4 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2020 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net Sales	$714.8	$697.6	$652.3
Cost of products sold	341.5	295.4	261.4
Gross Profit	373.3	402.2	390.9
Research and development	34.9	37.7	41.8
Selling and general expenses	332.6	399.1	340.4
Other expense, net	51.9	21.1	8.2
Operating (Loss) Income	(46.1)	(55.7)	0.5
Interest income	1.2	6.7	7.8
Interest expense	(15.6)	(15.0)	(26.4)
Loss Before Income Taxes	(60.5)	(64.0)	(18.1)
Income tax benefit	33.3	18.1	9.6
Loss from Continuing Operations	(27.2)	(45.9)	(8.5)
Income from discontinued operations, net of tax	—	—	66.0
Net (Loss) Income	$(27.2)	$(45.9)	$57.5

(Loss) Earnings Per Share
Basic:
Continuing operations	$(0.57)	$(0.96)	$(0.18)
Discontinued operations	—	—	1.40
Basic (Loss) Earnings Per Share	$(0.57)	$(0.96)	$1.22

Diluted:
Continuing operations	$(0.57)	$(0.96)	$(0.18)
Discontinued operations	—	—	1.40
Diluted (Loss) Earnings Per Share	$(0.57)	$(0.96)	$1.22

See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net (Loss) Income	$(27.2)	$(45.9)	$57.5
Other Comprehensive Income (Loss), Net of Tax
Defined benefit plans	0.2	(1.1)	1.0
Unrealized currency translation adjustments	3.8	2.8	(2.7)
Cash flow hedges	(0.1)	—	(0.7)
Total Other Comprehensive Income (Loss), Net of Tax	3.9	1.7	(2.4)
Comprehensive (Loss) Income	$(23.3)	$(44.2)	$55.1

See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$111.5	$205.3
Accounts receivable, net of allowances	108.6	152.4
Income tax receivable	59.3	11.4
Inventories	168.9	145.9
Prepaid and other current assets	18.9	23.5
Total Current Assets	467.2	538.5
Property, Plant and Equipment, net	175.3	184.5
Operating Lease Right of Use Assets	48.3	64.0
Goodwill	802.5	800.9
Other Intangible Assets, net	157.7	184.3
Deferred Tax Assets	10.0	16.1
Other Assets	11.8	11.3
TOTAL ASSETS	$1,672.8	$1,799.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of operating lease obligation	$15.5	$14.7
Trade accounts payable	67.6	83.0
Accrued expenses	83.2	114.8
Total Current Liabilities	166.3	212.5
Long-Term Debt	180.0	248.1
Operating Lease Obligation	53.3	62.6
Deferred Tax Liabilities	5.7	—
Other Long-Term Liabilities	11.0	11.2
Total Liabilities	416.3	534.4

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 47,917,583 outstanding at December 31, 2020 and 47,734,206 outstanding at December 31, 2019	0.5	0.5
Additional paid-in capital	1,609.4	1,593.9
Accumulated deficit	(315.5)	(288.3)
Treasury stock	(9.8)	(8.9)
Accumulated other comprehensive loss	(28.1)	(32.0)
Total Stockholders’ Equity	1,256.5	1,265.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,672.8	$1,799.6
See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, shares in thousands)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2017	46,920	$0.5	$1,550.5	$(299.9)	116	$(4.4)	$(31.3)	$1,215.4
Net income	—	—	—	57.5	—	—	—	57.5
Issuance of common stock upon the exercise or redemption of share-based awards	524	—	17.1	—	—	—	—	17.1
Stock-based compensation expense	—	—	10.5	—	—	—	—	10.5
Purchases of treasury stock	—	—	—	—	16	(0.9)	—	(0.9)
Other comprehensive income, net of tax	—	—	—	—	—	—	(2.4)	(2.4)
Balance at December 31, 2018	47,444	0.5	1,578.1	(242.4)	132	(5.3)	(33.7)	1,297.2
Net Loss	—	—	—	(45.9)	—	—	—	(45.9)
Issuance of common stock upon the exercise or redemption of share-based awards	290	—	5.3	—	—	—	—	5.3
Stock-based compensation expense	—	—	10.5	—	—	—	—	10.5
Purchases of treasury stock	—	—	—	—	74	(3.6)	—	(3.6)
Other comprehensive income, net of tax	—	—	—	—	—	—	1.7	1.7
Balance at December 31, 2019	47,734	0.5	1,593.9	(288.3)	206	(8.9)	(32.0)	1,265.2
Net loss	—	—	—	(27.2)	—	—	—	(27.2)
Issuance of common stock upon the exercise or redemption of share-based awards	184	—	3.4	—	—	—	—	3.4
Stock-based compensation expense	—	—	12.1	—	—	—	—	12.1
Purchases of treasury stock	—	—	—	—	25	(0.9)	—	(0.9)
Other comprehensive income, net of tax	—	—	—	—	—	—	3.9	3.9
Balance at December 31, 2020	47,918	$0.5	$1,609.4	$(315.5)	231	$(9.8)	$(28.1)	$1,256.5

See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net (loss) income	$(27.2)	$(45.9)	$57.5
Depreciation and amortization	42.9	36.9	33.5
Stock-based compensation	12.1	10.5	10.5
Asset impairments	21.5	—	—
Net non-cash gain on Divestiture	—	—	(98.4)
Net losses on asset dispositions	2.2	0.6	1.5
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	45.8	(0.8)	67.4
Inventories, net of allowance	(21.8)	(21.3)	(34.5)
Prepaid expenses and other assets	1.4	30.8	(45.7)
Accounts payable	(18.9)	(83.6)	(64.0)
Accrued expenses	(74.3)	15.3	(66.6)
Deferred income taxes and other	13.8	(17.0)	(6.8)
Cash Used in Operating Activities	(2.5)	(74.5)	(145.6)
Investing Activities
Capital expenditures	(20.2)	(50.6)	(49.1)
Acquisition of assets and businesses, net of cash acquired	—	(57.5)	(65.7)
Proceeds from the Divestiture	—	—	754.3
Acquisition of minority interest investment	(4.0)	—	—
Cash (Used in) Provided by Investing Activities	(24.2)	(108.1)	639.5
Financing Activities
Debt repayments	(249.8)	(0.2)	(339.0)
Debt issuance costs	—	—	(1.6)
Line of credit facility proceeds	185.0	—	—
Line of credit facility repayments	(5.0)	—	—
Purchase of treasury stock	(0.9)	(3.6)	(0.9)
Proceeds from the exercise of stock options	3.4	5.3	17.1
Payment of contingent consideration liabilities	(2.7)	—	—
Cash (Used in) Provided by Financing Activities	(70.0)	1.5	(324.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.9	1.9	(4.7)
(Decrease) Increase in Cash and Cash Equivalents	(93.8)	(179.2)	164.8
Cash and Cash Equivalents - Beginning of Year	205.3	384.5	219.7
Cash and Cash Equivalents - End of Year	$111.5	$205.3	$384.5

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$—	$8.4	$96.6
Cash paid for interest	$16.8	$16.7	$20.6
Supplemental Noncash Disclosure
Capital expenditures included in accounts payable or accrued expenses	$3.4	$11.2	$16.9

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
Goodwill and Other Intangible Assets
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. The evaluation of goodwill involves comparing the current fair value of a reporting unit to its carrying value, including goodwill. We operate as a single operating segment with one reporting unit, and accordingly, our annual goodwill impairment test was based on an evaluation of the fair value of our Company as a whole, using a combination of income and market capitalization approaches. We completed the required annual goodwill impairment test as of July 1, 2020, and the fair value was substantially in excess of net asset carrying value.
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
See Note 4, “Supplemental Balance Sheet Information” for disclosure of our allowances for cash discounts, sales returns and doubtful accounts, and accrued rebates and incentives as of December 31, 2020 and 2019.
As of December 31, 2020, we had one single customer who individually accounted for more than 10% of our consolidated accounts receivable balance, and only one such customer as of December 31, 2019. The provision for doubtful accounts was $1.7 million in the year ended December 31, 2020, but was not material in 2019 or 2018.
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
As of December 31, 2020, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $32.1 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Tax Cuts and Jobs Act of 2017 (the “Act”). Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
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
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform. This ASU was prompted by the planned cessation of the London Interbank Offer Rate (“LIBOR”), which is the reference rate for many debt agreements, including the credit agreement that governs our revolving credit facility that is described in Note 9, “Debt.” This ASU applies to contract modifications that replace a reference rate and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Under this ASU, modifications to debt agreements may be accounted for by prospectively adjusting the effective interest rate. This ASU is effective as of March 12, 2020 through December 31, 2022 and may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2020, with early adoption permitted. We do not expect adoption of this ASU to have a material effect on our financial position, results of operations or cash flows.
Note 2.    Restructuring
Our restructuring expenses for the years ended December 31, 2020, 2019 and 2018 are summarized in the table below:

	Year Ended December 31,
	2020	2019	2018
Post-Divestiture Restructuring Plan
Organizational Alignment and IT Transformation	$(0.6)	$17.8	$15.7
Cost Transformation	2.8	2.3	—
Total Post-Divestiture Restructuring Plan	2.2	20.1	15.7
Integration and Restructuring of Business Acquisitions	0.5	9.1	—
2020 Restructuring	27.6	—	—
Total Restructuring Costs	$30.3	$29.2	$15.7
Post-Divestiture Restructuring Plan
In conjunction with the Divestiture, we began a multi-phase restructuring plan (the “Plan”) intended to align our organizational structure (“Organizational Alignment”), information technology platform (“IT Transformation”) and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our remaining Medical Devices business. Organizational Alignment and IT Transformation are substantially complete. However, in the year-ended December 31, 2020, employee severance and retention that was previously accrued for Organizational Alignment was partially reversed due to employee attrition. Costs associated with Organizational Alignment and IT Transformation were included in “Cost of products sold” and “Selling and general expenses.”
The Cost Transformation phase was initiated in June 2019, and is intended to optimize the Company’s procurement, manufacturing, and supply chain operations. We expect to incur between $11.0 million and $13.0 million to execute the Cost Transformation phase, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend up to $7.0 million of incremental capital through 2021 in support of the Cost Transformation. The Company expects to complete the Cost Transformation by the end of 2021. Plan-to-date, we have incurred $5.1 million of costs that were expensed as incurred and $2.0 million of costs that were capitalized. Costs associated with Cost Transformation are included in “Cost of products sold.”
Integration of Business Acquisitions
During the third quarter of 2019, we initiated activities to integrate the asset and business acquisitions completed in 2019 and 2018 into our operations, and where appropriate, re-align our organization accordingly. This includes Cool Systems, Inc. (“Game Ready”), which was acquired in 2018 and the 2019 acquisitions described in Note 5, “Business Acquisitions.” Costs incurred were primarily for employee retention, severance and benefits and lease termination costs and are included in “Selling and general expenses.” The integration of our acquisitions were substantially complete as of December 31, 2020.
2020 Restructuring
In the fourth quarter of 2020, we initiated activities to reduce the size of our senior leadership team, consolidate certain operations within our pain management franchise, exit unprofitable lines of business and reduce the size of our office space to align with expected requirements following the COVID-19 pandemic. We expect to incur up to $30.0 million of costs, primarily for costs associated with operating lease right-of-use asset impairments or lease terminations, impairment of intangible and other assets and employee severance and benefits. These expenses are included in in “Cost of products sold,” “Selling and general expenses” and “Other expense, net.” We expect to substantially complete this restructuring by the end of 2021.
Restructuring Liability
We have a liability for costs associated with our restructuring activities, which is summarized below (in millions):

	As of December 31,
	2020	2019
Balance, beginning of year	$8.5	$5.7
Total restructuring costs, excluding non-cash charges	7.7	9.8
Payments and adjustments, net	(9.0)	(7.0)
Balance, end of year	$7.2	$8.5
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
We completed our annual impairment test as of July 1, 2020, and based on a combination of income and market capitalization approaches, we determined that our fair value exceeded the net carrying value of our reporting unit.
The changes in the carrying amount of goodwill are as follows (in millions):

Balance at December 31, 2018	$783.6
Goodwill acquired(a)	18.8
Purchase accounting adjustment(b)	(1.9)
Currency translation adjustment	0.4
Balance at December 31, 2019	800.9
Purchase accounting adjustment(a)	0.8
Currency translation adjustment	0.8
Balance at December 31, 2020	$802.5
_____________________________________________
(a)We acquired $18.8 million of goodwill in conjunction with the acquisitions described in Note 5, “Business Acquisitions.” This goodwill was subsequently increased by $0.8 million after the purchase price allocation was finalized in the year ended December 31, 2020.
(b)Goodwill acquired with Cool Systems, Inc. in 2018 was reduced by $1.9 million after the purchase price allocation was finalized in 2019.

Note 4.     Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	As of December 31,
	2020	2019
Accounts Receivable	$113.2	$155.4
Income tax receivable	59.3	11.4
Allowances and doubtful accounts
Doubtful accounts	(4.4)	(2.7)
Sales discounts	(0.2)	(0.3)
Accounts receivable, net	$167.9	$163.8
Additional information regarding the income tax receivable is included in “Income Taxes” in Note 10.
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Our provision for doubtful accounts was $1.7 million in the year ended December 31, 2020, but was not material in 2019 or 2018.
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consists of the following (in millions):

	As of December 31,
	2020			2019
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw Materials	$43.9	$3.1	$47.0	$46.3	$2.9	$49.2
Work in process	32.2	0.1	32.3	30.4	0.5	30.9
Finished goods	73.5	16.9	90.4	49.5	21.7	71.2
Supplies and other	—	6.7	6.7	—	4.5	4.5
	149.6	26.8	176.4	126.2	29.6	155.8
Excess of FIFO or weighted-average cost over LIFO cost	(7.5)	—	(7.5)	(9.9)	—	(9.9)
Total	$142.1	$26.8	$168.9	$116.3	$29.6	$145.9
We may distribute products bearing the Halyard brand through February 2022 under an agreement we have with Owens & Minor, Inc. Based on our expectations regarding excess raw materials and sales of Halyard-branded products, we have recorded an allowance of $5.7 million as of December 31, 2020. In addition, we also recorded an allowance for excess and obsolete inventory of $3.1 million. The allowance for obsolescence was not material in 2019 or 2018.
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	As of December 31,
	2020	2019
Land	$1.1	$1.0
Buildings and leasehold improvements	46.8	48.3
Machinery and equipment	218.2	215.0
Construction in progress	23.3	18.9
	289.4	283.2
Less accumulated depreciation	(114.1)	(98.7)
Total	$175.3	$184.5

Property, plant and equipment includes $0.1 million and $1.8 million of interest that was capitalized in the years ended December 31, 2020 and 2019, respectively. There were $3.4 million and $11.2 million of capital expenditures in accounts payable as of December 31, 2020 and 2019, respectively.
Depreciation expense was $23.5 million, $16.9 million and $13.5 million, respectively, in the years ended December 31, 2020, 2019 and 2018. Depreciation expense in the year ended December 31, 2020 includes depreciation on $59.3 million of capital that was placed in service in late 2019 associated with (i) implementation of a new IT platform and (ii) post-divestiture network separation.
Intangible Assets
Intangible assets subject to amortization consist of the following (in millions):

	As of December 31,
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$90.9	$(61.2)	$29.7	$90.9	$(56.7)	$34.2
Patents and acquired technologies	282.0	(177.2)	104.8	281.1	(157.2)	123.9
Other	61.4	(38.2)	23.2	61.3	(35.1)	26.2
Total	$434.3	$(276.6)	$157.7	$433.3	$(249.0)	$184.3
Amortization expense for intangible assets was $19.4 million, $20.0 million and $20.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. In conjunction with COVID-19 related restructuring activities described in Note 2, “Restructuring Activities,” we recorded $7.8 million of impairment on certain acquired patents and technologies associated with unprofitable lines of business that we are exiting. The impairment was recorded in “Other expense, net” and is included in “Accumulated Amortization” in the table above.
We estimate amortization expense for the next five years and beyond will be as follows (in millions):

For the years ending December 31,
2021	$16.5
2022	16.1
2023	15.2
2024	15.1
2025	14.6
Thereafter	80.2
Total	$157.7
Accrued Expenses
Accrued expenses consist of the following (in millions):

	As of December 31,
	2020	2019
Accrued rebates	$22.5	$51.1
Accrued salaries and wages	36.0	23.6
Accrued taxes and other	2.7	3.2
Other	22.0	36.9
Total	$83.2	$114.8

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	As of December 31,
	2020	2019
Taxes payable	$0.4	$0.4
Accrued compensation benefits	5.8	5.4
Other	4.8	5.4
Total	$11.0	$11.2
Note 5.     Business Acquisitions
In the year ended December 31, 2019, we completed the acquisition of substantially all of the assets of Endoclear, LLC and Summit Medical Products, Inc. In addition, we also completed the acquisition of NeoMed, Inc. (collectively, the “Acquisitions”). We accounted for the Acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price paid was allocated to the underlying net assets in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values was recorded as goodwill. The final purchase price allocation for the Acquisitions is shown in the table below (in millions):

Purchase Price
Current assets acquired net of liabilities assumed	$12.2
Property, plant and equipment	2.1
Identifiable intangible assets	36.4
Other non-current assets (liabilities), net	0.3
Deferred tax liabilities	(3.5)
Goodwill	19.3
Total	$66.8

The identifiable intangible assets include the following (in millions):

	Intangible Assets	Weighted Average Useful Lives (Yrs)
Trademarks	$7.7	20
Patents and acquired technologies	21.8	15
Other	6.9	13
Total	$36.4

The following unaudited pro forma financial information is presented in the table below for the years ended December 31, 2019 and 2018 as if the acquisitions had occurred on January 1 in the year preceding the respective acquisitions (in millions, except per share amounts):

	Year Ended December 31,
	2019 (Unaudited)	2018 (Unaudited)
Net sales	$734.1	$698.3

Net (loss) income	(47.2)	54.9

Earnings per share:
Basic	$(0.99)	$1.16
Diluted	(0.99)	1.16

The pro forma financial information has been adjusted to include the effects of the acquisitions, including acquisition-related costs, amortization of acquired intangibles and related tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have been achieved.
Note 6.    Leases
Our lease obligations relate primarily to our principal executive offices along with various manufacturing, warehouse and distribution facilities located throughout the world. For leases with terms greater than twelve months, we record an ROU asset and corresponding lease obligation. As of December 31, 2020, all our leasing arrangements were operating leases. Many of our leases include escalating rent payments, renewal options and termination options, which are considered in our determination of straight-line rent expense when appropriate. Many of our leases also include additional amounts for common area maintenance and taxes. We have elected not to separate lease and non-lease components in the determination of straight-line rent expense. For a majority of our leases, an implicit lease rate is not available. Accordingly, we use a rate that approximates our incremental secured borrowing rate.
The table below summarizes information related to ROU assets and lease liabilities that are included in the accompanying consolidated balance sheet (dollars in millions):

	As of December 31,
	2020	2019
Assets
Operating lease right-of-use assets	$48.3	$64.0

Liabilities
Current portion of operating lease liabilities	15.5	14.7
Operating lease liabilities	53.3	62.6
Total Operating Lease Liabilities	$68.8	$77.3

Weighted average remaining lease term	6.5 years	7.3 years
Weighted average discount rate	4.3%	4.5%
The table below summarizes costs and cash flows arising from our lease arrangements for the year ended December 31, 2020 (in millions):

	Year Ended December 31,
	2020	2019
Operating lease cost	$22.6	$12.8
Short-term lease cost	1.1	2.7
Variable lease cost	0.9	2.0
Total lease cost	$24.6	$17.5

Cash paid for amounts included in the measurement of lease liabilities	$16.7	$16.9
Right-of-use assets obtained in exchange for new operating lease liabilities	$4.3	$19.7

The future minimum obligations under operating leases having non-cancelable terms in excess of one year for the next five years and beyond will be (in millions):

For the years ending December 31,	Amount
2021	$15.8
2022	15.0
2023	11.9
2024	8.3
2025	7.3
Thereafter	21.2
Future minimum obligations	$79.5
ROU Asset Impairment
In the year ended December 31, 2020, in conjunction with integration of recently acquired businesses and 2020 restructuring activities described earlier in Note 2, “Restructuring Activities,” we made efforts to exit certain properties and reduce our office space to align with expected requirements following the COVID-19 pandemic. Accordingly, we recorded $9.6 million of impairment on our ROU assets. The impairment was calculated as either (i) the excess of the ROU asset over the net present value of future sublease rentals to be received for those properties for which we have a sublease agreement, (ii) the excess of the ROU asset over the net present value of estimated future sublease rentals to be received using assumptions regarding market rent rates and timing or (iii) the entire remaining ROU asset for properties where no sublease arrangement was pursued.
Sublease Arrangements
In the year ended December 31, 2020, we entered into sublease arrangements for certain facilities that we vacated during the year. All of the sublease arrangements are accounted for as operating leases, have terms that align with the remaining terms on our original lease agreements and contain escalating rent provisions. In the year ended December 31, 2020, we recorded $0.1 million of rental income, which is included in “Other expense, net.” We expect to receive an aggregate of $1.3 million in rental payments over the the next three years.
Note 7.    Discontinued Operations
On April 30, 2018, we closed the sale of our Surgical and Infection Prevention (“S&IP”) business pursuant to an Amended and Restated Purchase Agreement dated April 30, 2018 (the “Divestiture”). Accordingly, the results of operations from our former S&IP business are reported in the accompanying consolidated income statements as “Income from Discontinued Operations, net of tax” in the year ended December 31, 2018. The remaining business is managed with one operating segment, the Medical Devices business.
Financial results and cash flow information from our discontinued operations that are presented in the following tables represents activity from January 1, 2018 until the Divestiture closed on April 30, 2018.
The following table summarizes the financial results of our discontinued operations for the year ended December 31, 2018 (in millions):

Year Ended
December 31, 2018
Net Sales	$351.1
Cost of products sold	260.3
Research and development	1.1
Selling, general and other expenses	38.1
Gain on Divestiture	(89.9)
Other expense (income), net	0.4
Income from discontinued operations before income taxes	141.1
Tax provision from discontinued operations	(75.1)
Income from discontinued operations, net of tax	$66.0

In accordance with GAAP, only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, certain expenses that were historically presented as a component of the S&IP were kept in continuing operations. These expenses, on a pre-tax basis, were $37.0 million in the year ended December 31, 2018.
The following table provides operating and investing cash flow information for our discontinued operations (in millions):

Year Ended
December 31, 2018
Operating Activities:
Depreciation and amortization	$—
Stock-based compensation expense	(1.5)
Investing Activities:
Capital expenditures	2.9

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
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

	Fair Value Hierarchy Level	December 31, 2020		December 31, 2019
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$111.5	$111.5	$205.3	$205.3
Liabilities
Senior unsecured notes	1	—	—	248.1	254.5
Revolving credit facility	2	180.0	180.0	—	—
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature.
The fair value of our senior unsecured notes was determined using observable market prices based on trading activity on a primary exchange. The fair value of amounts borrowed under our Revolving Credit Facility approximates carrying value because borrowings are subject to a variable rate as described in “Debt” in Note 9. For the years ended December 31, 2020 and 2019, there were no transfers among Level 1, 2 or 3 fair value determinations. Transfers between levels occur when there are changes in the observability of inputs. Changes between levels are assumed to occur at the beginning of the year.

Note 9.    Debt
As of December 31, 2020 and 2019, our debt balances were as follows (in millions):

	Weighted- Average Interest Rate	Maturities	As of December 31,
			2020	2019
Senior Unsecured Notes	6.25%	2022	—	249.8
Revolving Credit Facility	1.65%	2023	180.0	—
Unamortized Debt Discounts and Issuance Costs			—	(1.7)
Total Debt, net			$180.0	$248.1
Senior Unsecured Notes
The Senior Unsecured Notes (“Notes”) were to mature on October 15, 2022. On October 15, 2020, we redeemed the Notes pursuant to a provision for early redemption without paying a premium at any time on or after October 15, 2020. The redemption resulted in an early-extinguishment loss of $1.3 million related to unamortized debt discounts and issuance costs, which was charged to interest expense on the redemption date. The Notes were redeemed using $69.8 million of cash and $180.0 million drawn from our Revolving Credit Facility.
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
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of December 31, 2020, we had $180.0 million outstanding and letters of credit of $1.3 million issued under the Revolving Credit Facility.
Debt Covenants
The Revolving Credit Facility is subject to covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:
•incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of our restricted subsidiaries, preferred stock;
•pay dividends on, repurchase or make distributions in respect of our capital stock;
•make certain investments or acquisitions;
•sell, transfer or otherwise convey certain assets;
•create liens;
•enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our and our subsidiaries’ assets;
•enter into transactions with affiliates; and
•prepay certain kinds of indebtedness.
Pursuant to the restrictive covenants that limit our ability to pay dividends, we have the ability to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the credit agreement governing the Senior Credit Facilities, provided that we are in compliance with all required covenants, there are no events of default and upon meeting certain financial ratios.
As of December 31, 2020, we were in compliance with all of our debt covenants. As of December 31, 2020, our repayment requirements in the next five years includes any balance remaining on our Revolving Credit Facility, which is due on October 30, 2023.

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
The components of (loss) income before income taxes, and the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Loss before income taxes
United States	$(50.8)	$(61.8)	$(20.7)
Foreign	(9.7)	(2.2)	2.6
Total	(60.5)	(64.0)	(18.1)
Income tax provision (benefit):
Current:
United States	(47.0)	(3.6)	(13.6)
State	0.4	(0.3)	(0.5)
Foreign	1.7	0.8	0.8
Total	(44.9)	(3.1)	(13.3)
Deferred:
United States	13.4	(11.6)	0.7
State	(1.9)	(3.2)	3.5
Foreign	0.1	(0.2)	(0.5)
Total	11.6	(15.0)	3.7
Total income tax benefit	$(33.3)	$(18.1)	$(9.6)
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act allows for the carryback of U.S. net operating losses, which were expected to be used in future years, to prior years resulting in a $25.1 million benefit that was recognized in the year ended December 31, 2020.
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
As of December 31, 2020, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $32.1 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Act. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
Major differences between the federal statutory rate and the effective tax rate are as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Rate of state income taxes, net of federal tax benefit	2.3	4.5	(2.4)
Statutory rate other than U.S. statutory rate	5.2	(2.0)	(1.4)
Foreign derived intangible income	—	5.5	—
Foreign tax credit carryback	—	1.9	—
Valuation allowance	(9.7)	(1.8)	(10.6)
Uncertain tax positions	—	—	13.8
Transaction related expenses	—	—	(3.9)
CARES Act	41.5	—	—
GILTI inclusion	—	—	(1.6)
Nondeductible officer’s compensation	(2.0)	(1.0)	(2.7)
U.S. federal research and development credit	2.5	3.1	11.4
Share based compensation windfall tax deduction	(2.5)	(0.2)	8.5
Impacts of U.S. federal tax reform	—	—	21.7
Other, net	(3.3)	(2.7)	(0.8)
Effective tax rate	55.0%	28.3%	53.0%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities (in millions):

	As of December 31,
	2020	2019
Deferred tax assets
Accrued liabilities	$13.4	$12.9
Interest limitation	—	2.9
Stock-based compensation	5.9	6.9
Net Operating Losses	20.2	27.5
Inventories	1.6	—
Foreign Tax Credits	17.9	—
Operating Lease Obligations	11.5	12.8
Other	7.5	4.9
	78.0	67.9
Valuation allowance	(7.0)	(3.4)
Total deferred tax assets	71.0	64.5

Deferred tax liabilities
Intangibles, net	29.6	22.6
Operating Lease Right of Use Assets	6.7	9.4
Inventories	—	4.8
Property, plant and equipment, net	30.1	10.9
Other	0.3	0.7
Total deferred tax liabilities	66.7	48.4
Net deferred tax assets (liabilities)	$4.3	$16.1
Valuation allowances increased $3.6 million during the year ended December 31, 2020. Valuation allowances at the end of 2020 and 2019 primarily relate to tax credits and income tax loss carryforwards.
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
At December 31, 2020, we have credit carryforwards for federal income tax purposes of $21.4 million, all of which will expire between 2025 and 2040. We also have net operating loss carryforwards for federal income tax purposes of $37.7 million, of which $28.5 million will expire between 2026 and 2037. The remaining net operating losses are available for carryforward indefinitely.
At December 31, 2020, we have credit carryforwards for state income tax purposes of $1.5 million, of which $0.5 million will expire between 2025 and 2030. We also have net operating loss carryforwards for state income tax purposes of $205.3 million, some of which will expire between 2021 and 2036 and others that will remain available for carryforward indefinitely. We also have certain foreign subsidiaries with net operating loss carryforwards for income tax purposes of $21.8 million, of which $3.2 million will expire in 2029. The remaining net operating losses are available for carryforward indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in millions):

	As of December 31,
	2020	2019
Beginning of year	$0.5	$0.5
Gross increases for tax positions of prior years	—	—
Gross decreases for tax positions of prior years	—	—
Decreases for settlements with taxing authorities	—	—
Decreases for lapse of the applicable statute of limitations	—	—
End of year	$0.5	$0.5
The amount, if recognized, that would affect our effective tax rate as of December 31, 2020 and 2019 is $0.4 million for both years.
We classify interest and penalties on uncertain tax benefits as income tax expense. As of each year ended December 31, 2020 and 2019, before any tax benefits, we had $0.3 million of accrued interest and penalties on unrecognized tax benefits.
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
Note 11.    Employee Benefit Plans
Defined Contribution Plans
Eligible employees participate in our defined contribution plans. Our 401(k) plan and supplemental plan provide for a matching contribution of a U.S. employee’s contributions and accruals, subject to predetermined limits. Avanos also has defined contribution pension plans for certain employees outside the U.S. in which eligible employees may participate. We recognized $7.9 million, $8.4 million and $7.6 million, respectively, of expense for our matching contributions to the 401(k) plan in the years ended December 31, 2020, 2019 and 2018, respectively. Our matching contributions to the 401(k) plan are recognized in cost of products sold, research and development and selling and general expenses in our consolidated income statements.
Defined Benefit Plans
Certain plans in our international operations are our direct obligation, and therefore, the related funded status has been recorded within our consolidated balance sheet. These plans are primarily unfunded and the aggregated projected benefit obligation was $4.9 million and $4.3 million as of December 31, 2020 and 2019, respectively. Net periodic pension cost for the years ended December 31, 2020, 2019 and 2018 was $0.7 million, $0.5 million and $0.6 million, respectively. Over the next ten years, we expect gross benefit payments to be $1.1 million in total for the years 2021 through 2025, and $3.4 million in total for the years 2026 through 2030.

Note 12.     Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance, December 31, 2017	$(31.6)	$0.8	$(0.5)	$(31.3)
Other comprehensive income	(2.7)	(0.7)	1.0	(2.4)
Balance, December 31, 2018	(34.3)	0.1	0.5	(33.7)
Other comprehensive (loss) income	2.8	—	(1.1)	1.7
Balance, December 31, 2019	(31.5)	0.1	(0.6)	(32.0)
Other comprehensive income (loss)	3.8	(0.1)	0.2	3.9
Balance, December 31, 2020	$(27.7)	$—	$(0.4)	$(28.1)
The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Unrealized translation	$3.8	$2.8	$(2.7)

Defined benefit pension plans	0.3	(1.4)	1.2
Tax effect	(0.1)	0.3	(0.2)
Defined benefit pension plans, net of tax	0.2	(1.1)	1.0

Cash flow hedges	(0.1)	—	(1.0)
Tax effect	—	—	0.3
Cash flow hedges, net of tax	(0.1)	—	(0.7)

Change in AOCI	$3.9	$1.7	$(2.4)
Note 13.    Stock-Based Compensation
The Avanos Medical, Inc. Equity Participation Plan and the Avanos Medical, Inc. Outside Directors’ Compensation Plan (together, the “Equity Plans”) provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants of Avanos or its subsidiaries. A maximum of 4.9 million shares of Avanos common stock may be issued under the Equity Plans, and there are 0.9 million shares remaining available for issuance as of December 31, 2020.
The Avanos Medical, Inc. Employee Stock Purchase Plan (“ESPP”) allows for employee contributions to purchase shares of the Company’s common stock at a 15% discount off the closing price at the end of each offering periods. The ESPP is available to all employees meeting eligibility requirements as defined in the ESPP. Offering periods will generally be six month periods ending on June 30 and December 31 of each year. Employees may contribute up to 25% of their compensation, subject to a maximum of $25,000 into the ESPP each year. A maximum of 1 million common shares may be issued under the ESPP, and there are 0.9 million shares remaining available as of December 31, 2020.

Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Sales and general expenses.” Stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 is shown in the table below (in millions):

	Year Ended December 31,
	2020	2019	2018
Stock options	$2.7	$2.9	$2.6
Time-based restricted share units	6.3	3.7	4.3
Performance-based restricted share units	2.8	3.8	3.6
Employee stock purchase plan	0.3	0.1	—
Total stock-based compensation	$12.1	$10.5	$10.5
_____________________________________________________________
(1)The expense in the table above for the year ended December 31, 2018 does not include amounts allocated to discontinued operations.See Note 7 for stock-based compensation expense included in discontinued operations in 2018.
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
The weighted-average fair value of options granted in the years ended December 31, 2020, 2019 and 2018 was $9.82, $11.60, and $13.69, respectively, based on the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Volatility	41%	30%	26%
Risk-free rate	0.3%	2.3%	2.7%
Expected term (Years)	4	4	4
Dividend Yield	0%	0%	0%
A summary of stock option activity is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	1,293	$41.70
Granted	360	28.88
Exercises	(71)	31.69
Forfeitures	(109)	39.04
Outstanding at December 31, 2020	1,473	$39.24	6.0	$11.0
Vested and exercisable at December 31, 2020	953	$41.05	4.5	$5.4

The following table summarizes information about options outstanding as of December 31, 2020:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Shares (in thousands)	Weighted-Average Remaining Contractual Term (Years)	Shares (in thousands)	Weighted-Average Exercise Price
$25.00	to	$35.00	420	7.9	110	$30.11
$35.00	to	$45.00	651	5.5	509	38.87
$45.00+			402	4.7	334	47.96
			1,473	6.0	953	$41.05
Options with aggregate intrinsic values of $0.7 million, $1.4 million and $11.7 million were exercised in the years ending December 31, 2020, 2019 and 2018, respectively. The tax benefits from exercises were not material in 2020 or 2019. Options exercised in 2018 resulted in an excess tax benefit of $1.8 million. For stock options outstanding at December 31, 2020, we expect to recognize an additional $3.5 million of expense over the remaining average service period of one year.
Restricted Share Units
Restricted shares, time-vested restricted share units and performance-based restricted share units granted to employees and directors are valued at the closing market price of our common stock on the grant date with vesting conditions determined upon approval of the award.
A summary of restricted share unit activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2019	339	$41.00
Granted	567	32.77
Vested	(99)	39.19
Forfeited	(85)	39.24
Outstanding at December 31, 2020	722	$34.99
For restricted share units outstanding at December 31, 2020, we expect to recognize an additional $13.5 million of expense over the remaining average service period of two years.
We also issue restricted share units for which vesting is conditioned on meeting a defined measure of total shareholder return (“TSR units”) over a restricted period of three years. Total shareholder return is measured as our stock price performance over the restricted period compared to defined group of peer companies. The expense recognition for TSR units differs from awards with service or performance conditions in that the expense is recognized over the restricted period regardless of whether the total shareholder return target is met or not, while expense for awards with service and performance conditions is recognized based on the number of awards expected to vest. The fair value of TSR units were determined using a Monte Carlo simulation with a volatility assumption based on the average stock-price volatility for a peer group of companies over the restricted period. No TSR units were awarded in the year ended December 31, 2020. The volatility assumption was 29% for awards granted in 2019 and 27% for awards granted in 2018. The weighted average fair value per TSR unit was $52.36 and $69.41 for awards granted in 2019 and 2018, respectively.
A summary of TSR unit activity is presented below.

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2019	367	$52.18
Granted	—	—
Vested	—	—
Forfeited	(194)	45.58
Outstanding at December 31, 2020	173	$59.61
For TSR units outstanding at December 31, 2020, we expect to recognize an additional $2.4 million of expense over the weighted average remaining restricted period of one year.

Note 14.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters, including the matters described below. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters. As indicated below, with respect to the surgical gown-related matters and related indemnity actions, we have amicably resolved our dispute with Kimberly-Clark on a confidential basis and have agreed to dismiss the litigation between us, and we have no further indemnification or defense obligations to Kimberly-Clark for gown-related matters or indemnity actions, all as previously described in this footnote. Also, as indicated below, with respect to the Bahamas Surgery Center litigation, we have also amicably resolved that dispute on a confidential basis. For the years ended December 31, 2020, we incurred $27.5 million, which includes incremental amounts associated with a $25.0 million payment to resolve the dispute with Kimberly-Clark, as described under “Kimberly-Clark Corporation” below. In the years ended December 31, 2019 and 2018, we incurred $22.5 million and $15.6 million, respectively, related to these matters. Expenses incurred are included in “Other expense, net.”
Surgical Gown Litigation and Related Matters
Bahamas Surgery Center
In the matter styled Bahamas Surgery Center, LLC v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 2:14-cv-08390-DMG-SH (C.D. Cal.) (“Bahamas”), filed on October 29, 2014. The plaintiff brought a putative class action asserting claims for common law fraud (affirmative misrepresentation and fraudulent concealment) and violation of California’s Unfair Competition Law (“UCL”) in connection with our marketing and sale of MicroCool surgical gowns.
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
On May 25, 2017, we filed post-trial motions seeking, among other things to have the award of punitive damages reduced. On April 11, 2018, the court issued an Amended Judgment in favor of the plaintiff and against us and Kimberly-Clark that substantially reduced the punitive damages awards. Under the Amended Judgment, the judgment against us was $0.4 million in compensatory damages and pre-judgment interest and $1.3 million in punitive damages. The judgment against Kimberly-Clark was $3.9 million in compensatory damages, $2.9 million in pre-judgment interest and $19.4 million in punitive damages.
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
On November 11, 2020, we, Bahamas and Kimberly-Clark amicably resolved the dispute among us on a confidential basis. Accordingly, on that same day, the parties filed a joint stipulation of dismissal with prejudice.
Kimberly-Clark Corporation
We notified Kimberly-Clark that we reserved our rights to challenge any purported obligation to indemnify Kimberly-Clark for punitive damages awarded against them. In connection with our reservation of rights, on May 1, 2017, we filed a complaint in the matter styled Halyard Health, Inc. v. Kimberly-Clark Corporation, Case No. BC659662 (County of Los Angeles, Superior Court of California). In that case, we sought a declaratory judgment that we have no obligation, under the Distribution Agreement or otherwise, to indemnify, pay, reimburse, assume, or otherwise cover punitive damages assessed against Kimberly-Clark in the Bahamas matter, or any Expenses or Losses (as defined in the Distribution Agreement) associated with an award of punitive damages. On May 2, 2017, Kimberly-Clark filed a complaint in the matter styled Kimberly-Clark Corporation v. Halyard Health, Inc., Case No. 2017-0332-AGB (Court of Chancery of the State of Delaware). In that case, Kimberly-Clark sought a declaratory judgment that (1) we must indemnify them for all damages, including punitive damages, assessed against them in the Bahamas matter, (2) we have anticipatorily and materially breached the Distribution Agreement by our failure to indemnify them, and (3) we are estopped from asserting, or have otherwise waived, any claim that we are not required to indemnify them for all damages, including punitive damages, that may be awarded in the Bahamas matter.
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
On September 4, 2020, Kimberly-Clark filed a Second Amended Complaint, which made substantially similar allegations as their previous complaint and sought a declaratory judgment on substantially similar grounds for the Bahamas matter and other actions they alleged to be covered by the Distribution Agreement. Also on September 4, 2020, Kimberly-Clark filed a motion for summary judgment. On October 9, 2020, we filed a motion to dismiss their Second Amended Complaint and a motion for summary judgment.
On December 10, 2020, we and Kimberly-Clark amicably resolved the gown-related disputes between us on a confidential basis (“Settlement Agreement”). Accordingly, on December 21, 2020, Kimberly-Clark filed a stipulation of dismissal with prejudice, and on that same day the court granted the dismissal. Under the terms of the Settlement Agreement, we have no further indemnification or defense obligations to Kimberly-Clark for the gown-related matters, including the matter styled U.S. ex rel. Shahinian, et al. v. Kimberly-Clark Corporation, No. 2:14-cv-08313-JAK-JPR (C. D. Cal.) (“Shahinian”), filed on October 27, 2014.
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

As of December 31, 2020, we have an accrued liability for the matters described herein, and reasonably possible losses have been disclosed. The accrued liability is included in “Accrued Expenses” in the accompanying consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us, (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be materially different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
Note 15.    Earnings Per Share (“EPS”)
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period, as determined using the treasury stock method. The calculation of basic and diluted EPS for each of the three years ended December 31, 2020, 2019 and 2018 is set forth in the following table (in millions, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Loss from continuing operations	$(27.2)	$(45.9)	$(8.5)
Income from discontinued operations, net of tax	—	—	66.0
Net (loss) income	$(27.2)	$(45.9)	$57.5

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	47.8	47.6	47.2
Dilutive effect of stock options and restricted share unit awards	—	—	—
Diluted weighted average shares outstanding	47.8	47.6	47.2
Earnings (Loss) Per Share:
Basic:
Continuing Operations	$(0.57)	$(0.96)	$(0.18)
Discontinued Operations	—	—	1.40
Basic (Loss) Earnings Per Share	$(0.57)	$(0.96)	$1.22

Diluted:
Continuing operations	$(0.57)	$(0.96)	$(0.18)
Discontinued operations	—	—	1.40
Diluted (Loss) Earnings Per Share	$(0.57)	$(0.96)	$1.22

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
For the year ended December 31, 2020, 1.7 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 16.    Business and Products Information
We conduct our business in one operating and reportable segment that provides our medical device products to healthcare providers and patients in more than 90 countries with manufacturing facilities in the United States, Mexico, France and Tunisia.
We provide a portfolio of innovative product offerings focused on pain management and respiratory and digestive health to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Chronic care	$471.2	$413.7	$386.0
Pain management	243.6	283.9	266.3
Total Net Sales	$714.8	$697.6	$652.3
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
For the year ended December 31, 2020, 2019 and 2018, net sales to external customers in the United States were $482 million, $481 million and $457 million, respectively. Globally, two customers accounted for 10% or more of our consolidated net sales in the year ended December 31, 2020. No customers accounted for 10% of consolidated net sales in 2019 and one customer accounted for approximately 10% of consolidated net sales in 2018.
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
Property, plant and equipment held domestically and in foreign countries is as follows (in millions):

	As of December 31,
	2020	2019
Domestic	$110.0	$123.1
Foreign	65.3	61.4
Total Property, Plant and Equipment	$175.3	$184.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Avanos Medical, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avanos Medical, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019,the related consolidated statements of income, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cashflows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Net Sales / Accrued rebate expense — Refer to Notes 1 and 4 to the consolidated financial statements
Critical Audit Matter Description
The Company generally distributes its products through wholesale distributors, and in many cases, discounts to the net selling prices are determined based on the contractual arrangements that the Company has with its end-user groups’ purchasing organizations. The Company’s contracts provide for variable consideration, including rebates. Sales are reported net of distributor rebates which are estimated based on the historical difference between list prices and average end user contract prices. Total rebates due to customers that were accrued but not settled as of December 31, 2020 was $22.5 million.
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

•We tested effectiveness of controls related to the accounting for rebates including those over the estimates of quantity of products to be sold to end-user customers and the difference in the product’s list price and the average end-user prices;
•We tested the accuracy and evaluated the relevance of the historical rebate data as an input to the estimated rebates by agreeing rebate rates to contractual arrangements;
•We conducted historical trend analysis of rebates paid as a percentage of gross sales
•We performed a comparison of historical rebates paid compared to rebates recorded to evaluate management’s historical estimates.
•We evaluated whether the estimated rebates were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Atlanta, Georgia
February 19, 2021
We have served as the Company’s auditor since 2013.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer believe that, as of December 31, 2020, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. Management’s evaluation was based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2020.
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
Atlanta, GA

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avanos Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements.
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
February 19, 2021

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2021 Proxy Statement for the Annual Meeting of Stockholders (the “2021 Proxy Statement”) are incorporated in this Item 10 by reference:
•“The Nominees” and “Directors Continuing in Office” under “Proposal 1. Election of Directors,” which identifies our directors and nominees for our Board of Directors.
•“Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.”
•“Corporate Governance—Other Corporate Governance Policies and Practices–Code of Conduct,” which describes our Code of Conduct.
•“Other Information—Stockholder Nominations for Board of Directors,” which describes the procedures by which stockholders may nominate candidates for election to our Board of Directors.
•“Corporate Governance—Board Committees–Audit Committee,” which identifies members of the Audit Committee of our Board of Directors and an audit committee financial expert.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of the 2021 Proxy Statement captioned “Compensation Discussion and Analysis,” “Compensation Tables,” “Director Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the section of the 2021 Proxy Statement captioned “Other Information—Security Ownership Information” is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in thousands) (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders(1)	2,368(2)	$39.24	867
(1)    Includes (a) the Avanos Medical, Inc. Equity Participation Plan (the “Employee Plan”), effective November 1, 2014 and (b) the Avanos Medical, Inc. Outside Directors’ Compensation Plan, effective November 1, 2014 (the “Director Plan”).

(2)    Includes 503 restricted share units granted under the Employee Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares issued may vary, depending on actual performance). Upon vesting, a share of Avanos common stock is issued for each restricted share unit. Column (a) also includes 392 restricted share units granted under the Director Plan. Under the Director Plan, upon retirement from, or any other termination of service from the Board, a share of Avanos common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price.

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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of the 2021 Proxy Statement captioned “Other Information—Transactions with Related Persons” and “Corporate Governance—Director Independence” is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the sections of the 2021 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Auditors” is incorporated in this Item 14 by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
1.Financial statements.
The financial statements are set forth under Item 8 of this report on Form 10-K.
2.Financial statement schedules.
The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in Item 8:
•Report of Independent Registered Public Accounting Firm
All other schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.
3.Exhibits

Exhibit Number	Description
2.1
Distribution Agreement, dated October 31, 2014, by and between Halyard Health, Inc. and Kimberly-Clark Corporation, incorporated by reference to Exhibit 2.1 of our Current Report filed on November 4, 2014

3.1	Second Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 6, 2020
3.2	Sixth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 6, 2020
4.1
Credit Agreement, dated October 31, 2014, by and among Halyard Health, Inc., as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, Citibank, N.A., as revolver administrative agent and swing-line lender, and the other parties thereto, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 4, 2014.

4.2
Indenture (including form of notes), dated October 17, 2014, between Halyard Health, Inc., as the Issuer, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 21, 2014

4.3
Supplemental Indenture, dated October 31, 2014, by and among Avent, Inc., Halyard Healthcare, Inc., Halyard Sales, LLC, Halyard North Carolina, Inc., as the guaranteeing subsidiaries, Halyard Health, Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit (4)c to our Registration Statement on Form S-4 filed on July 22, 2015

4.4	Description of Avanos Medical, Inc. Securities, filed herewith
*10.1	Employment Offer Letter dated July 30, 2014 for John Wesley, incorporated by reference to Exhibit 10.7 to our Form 10 filed on August 28, 2014
*10.2	Employment Offer Letter dated June 20, 2017 for Joseph Woody, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2017
*10.3	Employment Offer Letter dated March 22, 2018 for Arjun Sarker, incorporated by reference to Exhibit 10.1(a) to our Quarterly Report on Form 10-Q filed on May 2, 2018
*10.4	Employment Offer Letter dated December 12, 2019 for Michael Greiner, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2019
*10.5	Employment Offer Letter dated July 21, 2010 for William Haydon, incorporated by reference to Exhibit 10.1(a) to our Quarterly Report on Form 10-Q filed on November 3, 2020
*10.6	Halyard Health, Inc. Equity Participation Plan, effective as of November 1, 2014, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on November 4, 2014
*10.7	Form of Award Agreement related to Halyard Health, Inc. Equity Participation Plan, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on November 4, 2014
*10.8	Form of Award Agreements, as amended, related to Halyard Health, Inc. Equity Participation Plan, filed herewith

Exhibit Number	Description
*10.9	Halyard Health, Inc. Outside Directors’ Compensation Plan, effective as of November 1, 2014, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on November 4, 2014
*10.10
Form of Terms and Conditions of Awards under the Halyard Health, Inc. Outside Directors’ Compensation Plan, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on November 4, 2014

*10.11	Halyard Health, Inc. Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 31, 2017
*10.12	Halyard Health, Inc. Amended and Restated Severance Pay Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 31, 2017
*10.13	Avanos Medical, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on August 7, 2019
21	Subsidiaries of the Corporation, filed herewith.
23	Consent of Independent Registered Public Accounting Firm, filed herewith.
24	Powers of Attorney, filed herewith.
31(a)	Section 302 CEO Certification
31(b)	Section 302 CFO Certification
32(a)	Section 906 CEO Certification
32(b)	Section 906 CFO Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Management contracts, compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANOS MEDICAL, INC.

February 19, 2021	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph F. Woody	Chief Executive Officer and Director (principal executive officer)	February 19, 2021
Joseph F. Woody

/s/ Michael C. Greiner	Senior Vice President and Chief Financial Officer (principal financial officer)	February 19, 2021
Michael C. Greiner

/s/ Renato Negro	Vice President and Controller (principal accounting officer)	February 19, 2021
Renato Negro

Directors

Gary D. Blackford
John P. Byrnes
Heidi Kunz
William A. Hawkins III
Patrick J. O’Leary
Maria Sainz
Dr. Julie Shimer

By:	/s/ S. Ross Mansbach	February 19, 2021
S. Ross Mansbach Attorney-in-Fact

