Form 10-Q
period 2021-03-31
Avanos Medical, Inc.
filed 2021-05-07
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Yes  ☐    No  ☒
As of April 30, 2021, there were 48,072,253 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Sales	$180.7	$180.4
Cost of products sold	89.4	78.3
Gross Profit	91.3	102.1
Research and development	8.3	9.4
Selling and general expenses	73.4	91.1
Other expense, net	22.0	1.0
Operating (Loss) Profit	(12.4)	0.6
Interest income	—	0.7
Interest expense	(0.8)	(4.3)
Loss Before Income Taxes	(13.2)	(3.0)
Income tax benefit	5.6	6.7
Net (Loss) Income	$(7.6)	$3.7

(Loss) Earnings Per Share
Basic	$(0.16)	$0.08
Diluted	$(0.16)	$0.08

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net (Loss) Income	$(7.6)	$3.7
Other Comprehensive Loss, net of tax
Unrealized currency translation adjustments	(4.2)	(15.0)
Defined benefit plans	—	0.2
Cash flow hedges	—	(0.1)
Total Other Comprehensive Loss, net of tax	(4.2)	(14.9)
Comprehensive Loss	$(11.8)	$(11.2)

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$100.1	$111.5
Accounts receivable, net of allowances	105.3	108.6
Income tax receivable	59.0	59.3
Inventories	165.2	168.9
Prepaid expenses and other current assets	18.3	18.9
Total Current Assets	447.9	467.2
Property, Plant and Equipment, net	173.4	175.3
Operating Lease Right-of-Use Assets	45.1	48.3
Goodwill	802.1	802.5
Other Intangible Assets, net	153.6	157.7
Deferred Tax Assets	15.4	10.0
Other Assets	11.3	11.8
TOTAL ASSETS	$1,648.8	$1,672.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of operating lease liabilities	$15.1	$15.5
Trade accounts payable	59.2	67.6
Accrued expenses	80.3	83.2
Total Current Liabilities	154.6	166.3
Long-Term Debt	175.0	180.0
Operating Lease Liabilities	50.1	53.3
Deferred Tax Liabilities	5.6	5.7
Other Long-Term Liabilities	10.9	11.0
Total Liabilities	396.2	416.3

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 48,059,819 outstanding as of March 31, 2021 and 47,917,583 outstanding as of December 31, 2020	0.5	0.5
Additional paid-in capital	1,617.3	1,609.4
Accumulated deficit	(323.1)	(315.5)
Treasury stock	(9.8)	(9.8)
Accumulated other comprehensive loss	(32.3)	(28.1)
Total Stockholders’ Equity	1,252.6	1,256.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,648.8	$1,672.8

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Common Stock	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,609.4	1,593.9
Exercise or redemption of share-based awards	4.8	—
Stock-based compensation expense	3.1	2.5
Additional Paid-in Capital, end of period	1,617.3	1,596.4
Accumulated Deficit, beginning of period	(315.5)	(288.3)
Net (loss) income	(7.6)	3.7
Accumulated Deficit, end of period	(323.1)	(284.6)
Treasury Stock, beginning of period	(9.8)	(8.9)
Purchases of treasury stock	—	—
Treasury Stock, end of period	(9.8)	(8.9)
Accumulated Other Comprehensive Loss, beginning of period	(28.1)	(32.0)
Other comprehensive loss, net of tax	(4.2)	(14.9)
Accumulated Other Comprehensive Loss, end of period	(32.3)	(46.9)
Total Stockholders’ Equity, end of period	$1,252.6	$1,256.5

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net (loss) income	$(7.6)	$3.7
Depreciation and amortization	9.7	10.6
Stock-based compensation expense	3.1	2.5
Net loss on asset dispositions	0.1	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2.2	17.0
Inventories	2.8	(8.5)
Prepaid expenses and other assets	0.5	(2.0)
Accounts payable	(6.2)	(8.2)
Accrued expenses	(2.0)	(14.5)
Deferred income taxes and other	(5.9)	(6.4)
Cash Used in Operating Activities	(3.3)	(5.8)
Investing Activities
Capital expenditures	(5.7)	(5.2)
Cash Used in Investing Activities	(5.7)	(5.2)
Financing Activities
Revolving credit facility repayments	(5.0)	—
Proceeds from the exercise of stock options	4.8	—
Cash Used in Financing Activities	(0.2)	—
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.2)	(6.6)
Decrease in Cash and Cash Equivalents	(11.4)	(17.6)
Cash and Cash Equivalents - Beginning of Period	111.5	205.3
Cash and Cash Equivalents - End of Period	$100.1	$187.7

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
Interim Financial Statements
We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and the condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. Our unaudited interim condensed consolidated financial statements contain all necessary material adjustments, which are of a normal and recurring nature, to fairly state our financial condition, results of operations and cash flows for the periods presented.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2021, we adopted Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removed certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform. This ASU was prompted by the planned cessation of the London Interbank Offer Rate (“LIBOR”), which is the reference rate for many debt agreements, including the credit agreement that governs our revolving credit facility that is described in Note 5, “Debt.” This ASU applies to contract modifications that replace a reference rate and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Under this ASU, modifications to debt agreements may be accounted for by prospectively adjusting the effective interest rate. This ASU is effective as of March 12, 2020 through December 31, 2022 and may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.

Note 2.     Restructuring Activities
Our restructuring expenses for the three months ended March 31, 2021 and 2020 is summarized in the table below (in millions):

	Three Months Ended March 31,
	2021	2020
Post divestiture restructuring plan	$0.9	$0.5
Integration and restructuring of business acquisitions	—	0.1
2020 Restructuring	0.2	—
Total Restructuring Costs	$1.1	$0.6
Post-Divestiture Restructuring Plan
In the fourth quarter of 2018, we began a three-phase restructuring plan (the “Plan”) intended to align our organizational structure, information technology platform and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our business. Only the final phase of the plan, Cost Transformation, remains in progress.
We expect to incur between $11.0 million and $13.0 million of costs to execute the Cost Transformation, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend up to $7.0 million of incremental capital through 2021 and expects to complete the Cost Transformation by the end of 2021. Expenses incurred for Cost Transformation are included in “Cost of products sold.” Plan-to-date we have incurred $6.0 million of costs that were expensed as incurred and $3.5 million of costs that were capitalized.
Integration and Restructuring of Business Acquisitions
During the third quarter of 2019, we initiated activities to integrate recent asset and business acquisitions into our operations, and where appropriate, re-align our organization accordingly. Costs incurred were primarily for employee retention, severance and benefits and lease termination costs. Cumulative plan expenses were $9.6 million, included in “Selling and general expenses,” primarily for employee retention, severance, benefits and “Other expense, net” for right-of-use asset impairment. The integration of our acquisitions was substantially complete by the end of 2020.
2020 Restructuring
In the fourth quarter of 2020, we initiated activities to reduce the size of our senior leadership team, consolidate certain operations within our pain management franchise, exit unprofitable lines of business and reduce the size of our office space to align with expected requirements following the COVID-19 pandemic. We expect to incur up to $33.0 million of costs, primarily for operating lease right-of-use impairments or lease terminations, impairment of intangible and other assets and employee severance and benefits. Plan-to-date, we have incurred $27.8 million of expenses, which are included in “Cost of products sold,” “Selling and general expenses” and “Other expense, net.” We expect to substantially complete this restructuring by the end of 2021.
Restructuring Liability
We have a liability for employee retention, severance, benefits and other costs associated with our restructuring activities, which is summarized below (in millions):

Accrual
Balance, December 31, 2020	$7.2
Charges and adjustments, net	1.1
Payments and other	(7.0)
Balance, March 31, 2021	$1.3

Note 3.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	March 31, 2021	December 31, 2020
Accounts receivable	$109.5	$113.2
Allowances and doubtful accounts:
Doubtful accounts	(3.9)	(4.4)
Sales discounts	(0.3)	(0.2)
Accounts receivable, net of allowances	$105.3	$108.6
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Our provision for doubtful accounts was a net benefit of $0.4 million in the three months ended March 31, 2021.
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	March 31, 2021			December 31, 2020
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$46.3	$3.0	$49.3	$43.9	$3.1	$47.0
Work in process	32.6	0.1	32.7	32.2	0.1	32.3
Finished goods	67.4	16.0	83.4	73.5	16.9	90.4
Supplies and other	—	6.3	6.3	—	6.7	6.7
	146.3	25.4	171.7	149.6	26.8	176.4
Excess of FIFO or weighted-average cost over LIFO cost	(6.5)	—	(6.5)	(7.5)	—	(7.5)
Total	$139.8	$25.4	$165.2	$142.1	$26.8	$168.9
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	March 31, 2021	December 31, 2020
Land	$1.1	$1.1
Buildings	46.7	46.8
Machinery and equipment	219.6	218.2
Construction in progress	24.5	23.3
	291.9	289.4
Less accumulated depreciation	(118.5)	(114.1)
Total	$173.4	$175.3
Depreciation expense was $5.5 million for the three months ended March 31, 2021 compared to $5.8 million for the three months ended March 31, 2020.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2020	$802.5
Currency translation adjustment	(0.4)
Balance, March 31, 2021	$802.1

Intangible assets subject to amortization consist of the following (in millions):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$90.9	$(61.9)	$29.0	$90.9	$(61.2)	$29.7
Patents and acquired technologies	281.5	(179.4)	102.1	282.0	(177.2)	104.8
Other	61.3	(38.8)	22.5	61.4	(38.2)	23.2
Total	$433.7	$(280.1)	$153.6	$434.3	$(276.6)	$157.7
Amortization expense for intangible assets was $4.2 million for the three months ended March 31, 2021 compared to $4.8 million for the three months ended March 31, 2020.
We estimate amortization expense for the remainder of 2021 and the following four years and beyond will be (in millions):

Amount
Remainder of 2021	$12.3
2022	16.1
2023	15.2
2024	15.1
2025	14.6
Thereafter	80.3
Total	$153.6
Accrued Expenses
Accrued expenses consist of the following (in millions):

	March 31, 2021	December 31, 2020
Accrued rebates and customer incentives	$19.4	$22.5
Accrued salaries and wages	21.3	36.0
Accrued taxes	3.4	2.7
Other(a)	36.2	22.0
Total	$80.3	$83.2
__________________________________________________
(a)As of March 31, 2021, “Other” includes amounts accrued pursuant to a potential resolution of a matter with the U.S. Department of Justice, as described in “Commitments and Contingencies” in Note 8 to these condensed consolidated financial statements.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	March 31, 2021	December 31, 2020
Taxes payable	$0.4	$0.4
Accrued compensation and benefits	5.6	5.8
Other	4.9	4.8
Total	$10.9	$11.0

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		March 31, 2021		December 31, 2020
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$100.1	$100.1	$111.5	$111.5
Liabilities
Revolving credit facility	2	175.0	175.0	180.0	180.0
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of amounts borrowed under our Revolving Credit Facility approximates carrying value because borrowings are subject to a variable rate as described in “Debt” in Note 5.
Note 5.     Debt
As of March 31, 2021 and December 31, 2020, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturities	March 31, 2021	December 31, 2020
Revolving credit facility	1.64%	2023	$175.0	$180.0
Our senior secured revolving credit facility (“Revolving Credit Facility”) matures on October 30, 2023 and allows for borrowings up to $250.0 million, with a letter of credit sub-facility in an amount of $75.0 million and a swingline sub-facility in an amount of $25.0 million.
Borrowings bear interest, at our option, at either (i) a reserve-adjusted LIBOR rate, plus a margin ranging between 1.50% to 2.25% per annum, depending on our consolidated total leverage ratio, or (ii) the base rate plus a margin ranging between 0.50% to 1.25% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility is subject to a commitment fee equal to (i) 0.25% per annum, when our consolidated total leverage ratio is less than 2.25 to 1.00 or (ii) 0.38% per annum, otherwise.
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of March 31, 2021, we had $175.0 million of borrowings and letters of credit of $1.2 million outstanding under the Revolving Credit Facility.
Note 6.    Accumulated Other Comprehensive Income
The changes in the components of AOCI, net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(27.7)	$—	$(0.4)	$(28.1)
Other comprehensive loss	(4.2)	—	—	(4.2)
Balance, March 31, 2021	$(31.9)	$—	$(0.4)	$(32.3)

The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Unrealized translation	$(4.2)	$(15.0)
Defined benefit pension plans	—	0.3
Tax effect	—	(0.1)
Defined benefit pension plans, net of tax	—	0.2
Cash flow hedges	—	(0.1)
Tax effect	—	—
Cash flow hedges, net of tax	—	(0.1)
Change in AOCI	$(4.2)	$(14.9)

Note 7.     Stock-Based Compensation
Stock-based compensation expense for the three months ended March 31, 2021 and 2020 is shown in the table below (in millions):

	Three Months Ended March 31,
	2021	2020
Stock options	$0.6	$0.6
Time-based restricted share units	1.8	0.9
Performance-based restricted share units	0.6	0.9
Employee stock purchase plan	0.1	0.1
Total stock-based compensation	$3.1	$2.5

Note 8.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters. For the three months ended March 31, 2021 and 2020, we incurred $22.5 million and $2.2 million, respectively, for these matters which is included in “Other expense, net.”
Government Investigation
In June 2015, we were served with a subpoena from the Department of Veterans Affairs Office of the Inspector General (“VA OIG”) seeking information related to the design, manufacture, testing, sale and promotion of MicroCool and other Company surgical gowns, and, in July 2015, we also became aware that the subpoena and an earlier VA OIG subpoena served on Kimberly-Clark requesting information about gown sales to the federal government are related to a United States Department of Justice (“DOJ”) investigation. In May 2016, April 2017 and September 2018, we received additional subpoenas from the DOJ seeking further information related to Company gowns. The Company is cooperating with the DOJ investigation, including engaging in discussions with the DOJ beginning in March 2021 about a potential resolution of this matter that would provide for a total monetary payment in the amount of $22.2 million. An accrual has been recorded related to the potential resolution. If finalized, the resolution would resolve all aspects of the DOJ investigation described above.
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
On November 4, 2019, we filed the matter styled Avanos Medical Sales LLC v Medtronic Sofamor Danek USA, Inc., et al. (No. 2:19-cv-02754-JMP-TMP (W.D. Tenn.)), alleging that Medtronic’s manufacture, marketing, sale, and importation of the Accurian system infringes certain claims of U.S. Patent 8,822,755. Medtronic’s motion to dismiss was denied. On June 1, 2020, Medtronic petitioned the U.S. Patent and Trademark Office (“USPTO”) for an inter partes review (“IPR”) of the patent at issue in the litigation. On October 23, 2020, the USPTO instituted an IPR. The IPR will not affect Avanos’s ability to manufacture, market or sell the products covered by the underlying patent. We will continue to vigorously prosecute and defend the litigation and IPR.
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
As of March 31, 2021, we have an accrued liability for the matters described herein, and reasonably possible losses have been disclosed. The accrued liability is included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us; (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be materially different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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

The calculation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(7.6)	$3.7

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	48.0	47.8
Dilutive effect of stock options and restricted share unit awards	—	0.2
Diluted weighted average shares outstanding	48.0	48.0
(Loss) Earnings Per Share:
Basic	$(0.16)	$0.08
Diluted	$(0.16)	$0.08
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
For the three months ended March 31, 2021, 1.1 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
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
We provide a portfolio of innovative product offerings focused on pain management and chronic care to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Chronic care	$121.1	$115.7
Pain management	59.6	64.7
Total Net Sales	$180.7	$180.4
Chronic care is a portfolio of products that include (i) digestive health products such as our Mic-Key enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions and (ii) respiratory health products such as closed airway suction systems and other airway management devices under the Ballard, Microcuff and Endoclear brands.
Pain management is a portfolio of non-opioid pain solutions including (i) acute pain products such as On-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems and (ii) interventional pain solutions, which provide minimally invasive pain relieving therapies, such as our Coolief pain therapy.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.
The following will be discussed and analyzed:
•Restructuring Activities
•Results of Operations and Related Information
•Liquidity and Capital Resources
•Legal Matters
•Critical Accounting Policies
•Information Concerning Forward-Looking Statements
Restructuring Activities
Our restructuring expenses for the three months ended March 31, 2021 and 2020 is summarized in the table below (in millions):

	Three Months Ended March 31,
	2021	2020
Post divestiture restructuring plan	$0.9	$0.5
Integration and restructuring of business acquisitions	—	0.1
2020 Restructuring	0.2	—
Total Restructuring Costs	$1.1	$0.6
Post-Divestiture Restructuring Plan
In the fourth quarter of 2018, we began a three-phase restructuring plan (the “Plan”) intended to align our organizational structure, information technology platform and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our business. Only the final phase, Cost Transformation, remains in progress.
We expect to incur between $11.0 million and $13.0 million to execute the Cost Transformation, primarily consulting and other expenses that will be expensed as incurred. The Company also expects to spend up to $7.0 million of incremental capital through 2021 and expects to complete the Cost Transformation by the end of 2021. Expenses incurred for Cost Transformation are included in “Cost of products sold.” Plan-to-date, we have incurred $6.0 million of costs that were expensed as incurred and $3.5 million of costs that were capitalized.
Integration and Restructuring of Business Acquisitions
During the third quarter of 2019, we initiated activities to integrate recent asset and business acquisitions into our operations, and where appropriate, re-align our organization accordingly. Costs incurred were primarily for employee retention, severance and benefits and lease termination costs. Cumulative plan expenses were $9.6 million, included in “Selling and general expenses,” primarily for employee retention, severance, benefits and “Other expense” for lease termination costs right-of-use asset impairment. The integration of our acquisitions was substantially complete by the end of 2020.
2020 Restructuring
In the fourth quarter of 2020, we initiated activities to reduce the size of our senior leadership team, consolidate certain operations within our pain management franchise, exit unprofitable lines of business and reduce the size of our office space to align with expected requirements following the COVID-19 pandemic. We expect to incur up to $33.0 million of costs, primarily for operating lease right-of-use impairments or lease terminations, impairment of intangible and other assets and employee severance and benefits. Plan-to-date, we have incurred $27.8 million of expenses, which are included in “Cost of products sold,” “Selling and general expenses” and “Other expense, net.” We expect to substantially complete this restructuring by the end of 2021.

Results of Operations and Related Information
Use of Non-GAAP Measures
In this section, we present “Adjusted Gross Profit” and “Adjusted Operating Profit” which are measures that are not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and is therefore referred to as a non-GAAP measure. Our non-GAAP measures exclude certain items, as applicable, for the relevant time periods as indicated in the “Adjusted Gross Profit” and “Adjusted Operating Profit” tables above. The excluded items include:
•Incremental expenses associated with altering operations in response to the COVID-19 pandemic.
•Expenses associated with restructuring activities.
•Expenses associated with post-divestiture transition activities.
•Certain acquisition and integration charges related to acquisitions.
•Expenses associated with European Union Medical Device Regulation (EU MDR) compliance.
•Expenses associated with certain litigation matters.
•The amortization of intangible assets associated with prior business acquisitions.
We provide these non-GAAP measures because we use them to measure our operational performance and provide greater insight into our ongoing business operations. These measures are not intended to be, and should not be, considered separately from, or an alternative to, the most directly comparable GAAP financial measures. A reconciliation of the non-GAAP measures to the most directly comparable GAAP measures are provided under “Adjusted Gross Profit” and “Adjusted Operating Profit,” respectively.
Net Sales
Our net sales are summarized in the following tables for the three months ended March 31, 2021 and 2020 (in millions):

			Three Months Ended March 31,
			2021	2020	Change
Chronic care			$121.1	$115.7	4.7%
Pain management			59.6	64.7	(7.9)
Net Sales			$180.7	$180.4	0.2%

	Total	Volume	Pricing/Mix	Currency	Other
Net Sales - percentage change	—%	1%	(2)%	1%	—%

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
Pain management is a portfolio of non-opioid pain solutions including (i) acute pain products, such as On-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems and (ii) interventional pain solutions, which provide minimally invasive pain relieving therapies, such as our Coolief pain therapy.
First Quarter 2021 Compared to First Quarter 2020
Net sales of $180.7 million were even compared to the prior year, with improved volume and favorable currency exchange rates offset by unfavorable price and mix. Strong demand for digestive health was partially offset by softer demand for respiratory health due to a light cold and flu season and continued pandemic-fueled pressure in pain management.

Net Sales By Geographic Region
The factors causing volume growth were consistent throughout our geographic regions. Net sales by region is presented in the table below (in millions):

	Three Months Ended March 31,
	2021	2020	Change
Net Sales
North America	$133.3	$138.6	(3.8)%
Europe, Middle East and Africa	29.6	26.1	13.4
Asia Pacific and Latin America	17.8	15.7	13.4
Total Net Sales	$180.7	$180.4	0.2%
Adjusted Gross Profit
Our gross profit and gross profit margin is summarized in the table below for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Gross Profit, as reported	$91.3	$102.1
COVID-19 related expenses	—	0.4
2020 Restructuring charges	0.2	—
Post divestiture restructuring charges	0.9	0.5
Post divestiture transition charges	0.1	0.8
Acquisition and integration-related charges	—	0.1
Intangibles amortization	1.6	1.7
Adjusted Gross Profit (non-GAAP)	$94.1	$105.6
Gross profit margin, as reported	50.5%	56.6%
Gross profit margin, as adjusted	52.1%	58.5%
Adjusted gross profit margin decreased to 52.1% in the three months ended March 31, 2021 compared to the prior year primarily due to unfavorable discounts and allowances and higher than expected freight costs.
Adjusted Operating Profit
A reconciliation of adjusted operating income, a non-GAAP measure, to operating income is provided in the table below (in millions):

	Three Months Ended March 31,
	2021	2020
Operating (Loss) Profit, as reported	$(12.4)	$0.6
COVID-19 related expenses	—	0.5
2020 Restructuring charges	0.2	—
Post divestiture restructuring charges	0.9	0.5
Post divestiture transition charges	—	4.0
Acquisition and integration-related charges	0.4	1.8
EU MDR Compliance	0.2	—
Litigation and legal	22.5	2.2
Intangibles amortization	4.2	4.8
Adjusted Operating Profit (non-GAAP)	$16.0	$14.4
In the three months ended March 31, 2021, on a GAAP basis, our operating loss was driven primarily by costs associated with a potential resolution of a matter with the U.S. Department of Justice as described in “Commitments and Contingencies” in Note

8 to the condensed consolidated financial statements, partially offset by cost savings achieved through reduced spending during the pandemic and through our recent restructuring activities.
Other items impacting operating results include:
COVID-19 Related Expenses: As a result of the ongoing COVID-19 pandemic, we incurred $0.5 million of incremental expenses in the three months ended March 31, 2020 for additional personal protective equipment for our manufacturing employees, sanitation at our facilities and other costs.
2020 Restructuring Charges: As previously described under “Restructuring Activities,” we incurred $0.2 million of costs associated with activities that were initiated in the fourth quarter of 2020.
Post Divestiture Restructuring Charges: As previously described under “Restructuring Activities,” in the three months ended March 31, 2021 and 2020, we incurred $0.9 million and $0.5 million, respectively, for Cost Transformation.
Post Divestiture Transition Charges: Costs related to the separation of the divested business were $4.0 million in the three months ended March 31, 2020.
Acquisition and Integration-related Charges: In the three months ended March 31, 2021, we incurred $0.4 million of integration costs related to recent acquisitions. We incurred $1.8 million of acquisition-related costs in the three months ended March 31, 2020, which includes $0.1 million associated with restructuring activities.
European Union Medical Device Regulation (“EU MDR”) Compliance: We incurred $0.2 million of expenses associated with compliance to EU MDR which becomes progressively effective beginning in the second quarter of 2021.
Litigation and Legal: We incurred $22.5 million for certain litigation matters in the three months ended March 31, 2021 compared to $2.2 million in the three months ended March 31, 2020. Litigation matters are described in “Commitments and Contingencies” in Note 8 to the condensed consolidated financial statements.
Intangibles Amortization: Intangibles amortization related to intangibles acquired in prior business acquisitions was $4.2 million in the three months ended March 31, 2021 compared to $4.8 million in the three months ended March 31, 2020.
Interest Income and Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our revolving credit facility net of interest capitalized on long-term capital projects. See “Debt” in Note 5 to the condensed consolidated financial statements. Interest expense was $0.8 million in the three months ended March 31, 2021, compared to $4.3 million in the comparable period last year. Interest expense decreased due to the redemption of our $249.8 million of senior unsecured notes that bore interest at 6.25% in the fourth quarter of 2020. In the three months ended March 31, 2021 interest accrued on our revolving credit facility at a weighted average rate of 1.64% and had balances of $175.0 million and $180.0 million as of March 31, 2021 and December 31, 2020, respectively.
Income Taxes
The income tax benefit was $5.6 million in the three months ended March 31, 2021 compared to a benefit of $6.7 million in the three months ended March 31, 2020. The effective tax rates were 42.4% and 223.3% in the three months ended March 31, 2021 and March 31, 2020, respectively. The prior year income tax benefit and effective tax rate were due to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 and allows for the carryback of U.S. net operating losses, which were expected to be used in future years, but are now being carried back to prior years.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available under our revolving credit facility. Our operating cash flow has historically been and is expected to remain sufficient to meet our working capital requirements and fund capital expenditures. We anticipate that our current cash position and our ability to generate cash flows from domestic and international operations will provide sufficient liquidity to manage the business and fund working capital during any remaining uncertainty related to the COVID-19 pandemic and fund capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
As of March 31, 2021, $62.1 million of our $100.1 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or result of operations for the foreseeable future.

Cash and cash equivalents decreased by $11.4 million to $100.1 million as of March 31, 2021 compared to $111.5 million as of December 31, 2020. The decrease was driven by $3.3 million used in operations, $5.7 million of capital expenditures and $2.2 million of unfavorable currency exchange effects.
In the prior year, cash and cash equivalents decreased by $17.6 million to $187.7 million as of March 31, 2020 primarily due to $5.8 million used in operations, $5.2 million of capital expenditures and $6.6 million of unfavorable currency exchange effects.
Long-Term Debt
Our senior secured revolving credit facility (“Revolving Credit Facility”) is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock. The Revolving Credit Facility matures on October 30, 2023. In the three months ended March 31, 2021, we repaid $5.0 million on our Revolving Credit Facility, leaving $175.0 million of borrowings and letters of credit for $1.2 million outstanding. To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility.
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
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three months ended March 31, 2021 and 2020 and our financial position as of March 31, 2021 and December 31, 2020. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:
•general economic conditions particularly in the United States,
•fluctuations in global equity and fixed-income markets,
•risks related to the ongoing COVID-19 pandemic,
•the competitive environment,
•the loss of current customers or the inability to obtain new customers,
•litigation and enforcement actions,
•disruption in supply of raw materials or the distribution of finished goods,
•price fluctuations in key commodities,
•fluctuations in currency exchange rates,
•changes in governmental regulations that are applicable to our business,
•changes in asset valuations including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons, and
•any other matters described elsewhere in this MD&A or in the Risk Factors section of this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Item 4.Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6.     Exhibits

(a)Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 6, 2020
3.2	Sixth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 6, 2020
31(a)	Section 302 CEO Certification
31(b)	Section 302 CFO Certification
32(a)	Section 906 CEO Certification
32(b)	Section 906 CFO Certification
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANOS MEDICAL, INC.
(Registrant)

May 7, 2021	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 7, 2021	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)