Form 10-Q
period 2021-06-30
Avanos Medical, Inc.
filed 2021-08-03
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Yes  ☐    No  ☒
As of July 27, 2021, there were 48,123,083 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales	$186.4	$163.7	$367.1	$344.1
Cost of products sold	100.7	77.2	190.1	155.5
Gross Profit	85.7	86.5	177.0	188.6
Research and development	8.0	7.7	16.3	17.1
Selling and general expenses	76.7	76.9	150.1	168.0
Other expense, net	8.3	3.7	30.3	4.7
Operating Loss	(7.3)	(1.8)	(19.7)	(1.2)
Interest income	—	0.2	—	0.9
Interest expense	(0.9)	(4.3)	(1.7)	(8.6)
Loss Before Income Taxes	(8.2)	(5.9)	(21.4)	(8.9)
Income tax benefit	46.1	2.9	51.7	9.6
Net Income (Loss)	$37.9	$(3.0)	$30.3	$0.7

Earnings (Loss) Per Share
Basic	$0.79	$(0.06)	$0.63	$0.02
Diluted	$0.78	$(0.06)	$0.62	$0.02

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$37.9	$(3.0)	$30.3	$0.7
Other Comprehensive Income (Loss), net of tax
Unrealized currency translation adjustments	2.3	4.9	(1.9)	(10.1)
Defined benefit plans	—	—	—	0.2
Cash flow hedges	—	—	—	(0.1)
Total Other Comprehensive Income (Loss), net of tax	2.3	4.9	(1.9)	(10.0)
Comprehensive Income (Loss)	$40.2	$1.9	$28.4	$(9.3)

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$99.9	$111.5
Accounts receivable, net of allowances	106.7	108.6
Income tax receivable	58.4	59.3
Inventories	159.7	168.9
Prepaid expenses and other current assets	18.8	18.9
Total Current Assets	443.5	467.2
Property, Plant and Equipment, net	171.9	175.3
Operating Lease Right-of-Use Assets	42.9	48.3
Goodwill	802.6	802.5
Other Intangible Assets, net	149.5	157.7
Deferred Tax Assets	61.9	10.0
Other Assets	11.0	11.8
TOTAL ASSETS	$1,683.3	$1,672.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of operating lease liabilities	$14.9	$15.5
Trade accounts payable	65.5	67.6
Accrued expenses	77.9	83.2
Total Current Liabilities	158.3	166.3
Long-Term Debt	165.0	180.0
Operating Lease Liabilities	47.5	53.3
Deferred Tax Liabilities	5.6	5.7
Other Long-Term Liabilities	10.6	11.0
Total Liabilities	387.0	416.3

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 48,095,484 outstanding as of June 30, 2021 and 47,917,583 outstanding as of December 31, 2020	0.5	0.5
Additional paid-in capital	1,621.3	1,609.4
Accumulated deficit	(285.2)	(315.5)
Treasury stock	(10.3)	(9.8)
Accumulated other comprehensive loss	(30.0)	(28.1)
Total Stockholders’ Equity	1,296.3	1,256.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,683.3	$1,672.8

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common Stock	$0.5	$0.5	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,617.3	1,596.4	1,609.4	1,593.9
Exercise or redemption of share-based awards	0.4	0.5	5.2	0.5
Stock-based compensation expense	3.6	3.0	6.7	5.5
Additional Paid-in Capital, end of period	1,621.3	1,599.9	1,621.3	1,599.9
Accumulated Deficit, beginning of period	(323.1)	(284.6)	(315.5)	(288.3)
Net income (loss)	37.9	(3.0)	30.3	0.7
Accumulated Deficit, end of period	(285.2)	(287.6)	(285.2)	(287.6)
Treasury Stock, beginning of period	(9.8)	(8.9)	(9.8)	(8.9)
Purchases of treasury stock	(0.5)	(0.3)	(0.5)	(0.3)
Treasury Stock, end of period	(10.3)	(9.2)	(10.3)	(9.2)
Accumulated Other Comprehensive Loss, beginning of period	(32.3)	(46.9)	(28.1)	(32.0)
Other comprehensive income (loss), net of tax	2.3	4.9	(1.9)	(10.0)
Accumulated Other Comprehensive Loss, end of period	(30.0)	(42.0)	(30.0)	(42.0)
Total Stockholders’ Equity, end of period	$1,296.3	$1,261.6	$1,296.3	$1,261.6

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$30.3	$0.7
Depreciation and amortization	19.2	21.4
Stock-based compensation expense	6.7	5.5
Net loss on asset dispositions and impairments	4.9	0.2
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1.3	37.9
Inventories	8.7	(29.1)
Prepaid expenses and other assets	1.3	1.3
Accounts payable	(2.2)	(5.7)
Accrued expenses	(5.6)	(29.4)
Deferred income taxes and other	(52.6)	(7.5)
Cash Provided by (Used in) Operating Activities	12.0	(4.7)
Investing Activities
Capital expenditures	(11.5)	(12.1)
Cash Used in Investing Activities	(11.5)	(12.1)
Financing Activities
Revolving credit facility repayments	(15.0)	—
Purchases of treasury stock	(0.5)	(0.3)
Proceeds from the exercise of stock options	5.2	0.6
Cash (Used in) Provided by Financing Activities	(10.3)	0.3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.8)	(3.8)
Decrease in Cash and Cash Equivalents	(11.6)	(20.3)
Cash and Cash Equivalents - Beginning of Period	111.5	205.3
Cash and Cash Equivalents - End of Period	$99.9	$185.0

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
Recently Issued Accounting Pronouncements
In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-04, Issuers Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU requires accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity-classified after the modification or exchange based on the economic substance of the modification or exchange. The accounting is determined based on whether the transaction was done to issue equity, issue or modify debt or for other reasons. This ASU is to be applied prospectively for years beginning after December 15, 2021. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
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

Note 2.     Restructuring Activities
Our restructuring expenses for the three months and six months ended June 30, 2021 and 2020 is summarized in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Post divestiture restructuring plan	$1.7	$—	$2.6	$0.5
Integration and restructuring of business acquisitions	—	(0.8)	—	(0.7)
2020 Restructuring	8.5	—	8.7	—
Total Restructuring Costs	$10.2	$(0.8)	$11.3	$(0.2)
Post-Divestiture Restructuring Plan
In the fourth quarter of 2018, we began a three-phase restructuring plan (the “Plan”) intended to align our organizational structure, information technology platform and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our business. Only the final phase of the plan, Cost Transformation, remains in progress, and is expected to be completed by the end of 2021. Expenses incurred for Cost Transformation are included in “Cost of products sold.” Plan-to-date we have incurred $7.7 million of costs that were expensed as incurred and $4.3 million of costs that were capitalized.
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
2020 Restructuring
In the fourth quarter of 2020, we initiated activities to reduce the size of our senior leadership team, consolidate certain operations within our pain management franchise, exit unprofitable lines of business and research and development initiatives and reduce the size of our office space to align with expected requirements following the COVID-19 pandemic. Costs incurred will primarily be for operating lease right-of-use impairments or lease terminations, impairment of intangible and other assets and employee severance and benefits. In the three months ended June 30, 2021, the charge of $8.5 million consisted primarily of non-cash asset and inventory write-offs associated with a discontinued research and development initiative that was contemplated in the 2020 Restructuring plan, but was finalized in the second quarter of 2021. Plan-to-date, we have incurred $36.3 million of expenses, which are included in “Cost of products sold,” “Selling and general expenses” and “Other expense, net.” We expect to substantially complete this restructuring by the end of 2021.
Restructuring Liability
We have a liability for employee retention, severance, benefits and other costs associated with our restructuring activities, which is summarized below (in millions):

Accrual
Balance, December 31, 2020	$7.2
Total restructuring costs, excluding non-cash charges	4.7
Payments and other	(11.4)
Balance, June 30, 2021	$0.5

Note 3.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	June 30, 2021	December 31, 2020
Accounts receivable	$110.4	$113.2
Income tax receivable	58.4	59.3
Allowances and doubtful accounts:
Doubtful accounts	(3.5)	(4.4)
Sales discounts	(0.2)	(0.2)
Accounts receivable, net of allowances	$165.1	$167.9
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Our provision for doubtful accounts was a net benefit of $0.2 million and $0.6 million in the three and six months ended June 30, 2021 compared to a net expense of $0.1 million and $0.3 million in the three and six months ended June 30, 2020.
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	June 30, 2021			December 31, 2020
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$43.4	$1.9	$45.3	$43.9	$3.1	$47.0
Work in process	32.6	—	32.6	32.2	0.1	32.3
Finished goods	65.4	17.2	82.6	73.5	16.9	90.4
Supplies and other	—	6.4	6.4	—	6.7	6.7
	141.4	25.5	166.9	149.6	26.8	176.4
Excess of FIFO or weighted-average cost over LIFO cost	(7.2)	—	(7.2)	(7.5)	—	(7.5)
Total	$134.2	$25.5	$159.7	$142.1	$26.8	$168.9
As of June 30, 2021, our inventory allowance was $7.9 million, which includes $3.1 million for inventory associated with restructuring activities, $2.6 million for Halyard-branded inventory and $2.2 million for inventory obsolescence.
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	June 30, 2021	December 31, 2020
Land	$1.1	$1.1
Buildings	47.5	46.8
Machinery and equipment	217.3	218.2
Construction in progress	28.7	23.3
	294.6	289.4
Less accumulated depreciation	(122.7)	(114.1)
Total	$171.9	$175.3
In the second quarter of 2021, we wrote off approximately $5.0 million of machinery and equipment associated with research and development activities that were curtailed in connection with restructuring activities described under “2020 Restructuring” in Note 2. Depreciation expense was $5.4 million and $10.9 million for the three and six months ended June 30, 2021 compared to $5.9 million and $11.7 million for the three and six months ended June 30, 2020.

Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2020	$802.5
Currency translation adjustment	0.1
Balance, June 30, 2021	$802.6
Intangible assets subject to amortization consist of the following (in millions):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$90.9	$(62.6)	$28.3	$90.9	$(61.2)	$29.7
Patents and acquired technologies	281.7	(182.2)	99.5	282.0	(177.2)	104.8
Other	61.2	(39.5)	21.7	61.4	(38.2)	23.2
Total	$433.8	$(284.3)	$149.5	$434.3	$(276.6)	$157.7
Amortization expense for intangible assets was $4.1 million and $8.3 million for the three and six months ended June 30, 2021 compared to $4.9 million and $9.7 million for the three and six months ended June 30, 2020.
Amortization expense for the remainder of 2021 and the following four years and beyond is estimated as follows (in millions):

Amount
Remainder of 2021	$8.2
2022	16.1
2023	15.2
2024	15.1
2025	14.6
Thereafter	80.3
Total	$149.5
Accrued Expenses
Accrued expenses consist of the following (in millions):

	June 30, 2021	December 31, 2020
Accrued rebates and customer incentives	$15.5	$22.5
Accrued salaries and wages	24.2	36.0
Accrued taxes	2.0	2.7
Other(a)	36.2	22.0
Total	$77.9	$83.2
__________________________________________________
(a)As of June 30, 2021, “Other” includes amounts accrued pursuant to a Deferred Prosecution Agreement with the U.S. Department of Justice, as described in “Commitments and Contingencies” in Note 8 to these condensed consolidated financial statements.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	June 30, 2021	December 31, 2020
Taxes payable	$0.4	$0.4
Accrued compensation and benefits	5.3	5.8
Other	4.9	4.8
Total	$10.6	$11.0

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		June 30, 2021		December 31, 2020
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$99.9	$99.9	$111.5	$111.5
Liabilities
Revolving credit facility	2	165.0	165.0	180.0	180.0
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of amounts borrowed under our Revolving Credit Facility approximates carrying value because borrowings are subject to a variable rate as described in “Debt” in Note 5.
Note 5.     Debt
As of June 30, 2021 and December 31, 2020, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturity	June 30, 2021	December 31, 2020
Revolving credit facility	1.62%	2023	$165.0	$180.0
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
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of June 30, 2021, we had $165.0 million of borrowings and letters of credit of $1.2 million outstanding under the Revolving Credit Facility. In July 2021, we borrowed an additional $20.0 million from our Revolving Credit Facility for a payment required pursuant to a Deferred Prosecution Agreement with the U.S. Department of Justice that is described in Note 8, “Commitments and Contingencies.”

Note 6.    Accumulated Other Comprehensive Income
The changes in the components of AOCI, net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(27.7)	$—	$(0.4)	$(28.1)
Other comprehensive loss	(1.9)	—	—	(1.9)
Balance, June 30, 2021	$(29.6)	$—	$(0.4)	$(30.0)
The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized translation	$2.3	$4.9	$(1.9)	$(10.1)
Defined benefit pension plans	—	—	—	0.3
Tax effect	—	—	—	(0.1)
Defined benefit pension plans, net of tax	—	—	—	0.2
Cash flow hedges	—	—	—	(0.1)
Tax effect	—	—	—	—
Cash flow hedges, net of tax	—	—	—	(0.1)
Change in AOCI	$2.3	$4.9	$(1.9)	$(10.0)

Note 7.     Stock-Based Compensation
Stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$0.5	$0.7	$1.1	$1.3
Time-based restricted share units	2.5	0.8	4.3	1.7
Performance-based restricted share units	0.6	1.5	1.2	2.4
Employee stock purchase plan	—	—	0.1	0.1
Total stock-based compensation	$3.6	$3.0	$6.7	$5.5

Note 8.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters. For the three and six months ended June 30, 2021, we incurred $2.7 million and $25.2 million, respectively, for these matters which is included in “Other expense, net.” compared to $1.2 million and $3.4 million in the three and six months ended June 30, 2020.
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
On July 6, 2021, we entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ that resolved their criminal investigation related to our MicroCool surgical gowns. Pursuant to the DPA, in July 2021 the Company made a total monetary payment of $22.2 million, which was fully accrued as of June 30, 2021 and included in “Accrued expenses” in the accompanying condensed consolidated balance sheet.
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
On November 4, 2019, we filed the matter styled Avanos Medical Sales LLC v Medtronic Sofamor Danek USA, Inc., et al. (No. 2:19-cv-02754-JPM-TMP (W.D. Tenn.)), alleging that Medtronic’s manufacture, marketing, sale, and importation of the Accurian system infringes certain claims of U.S. Patent 8,822,755. On June 1, 2020, Medtronic petitioned the U.S. Patent and Trademark Office (“USPTO”) for an inter partes review (“IPR”) of the patent at issue in the litigation. On October 23, 2020, the USPTO instituted an IPR, and on July 23, 2021, the USPTO held a hearing on the IPR. The IPR will not affect Avanos’s ability to manufacture, market or sell the products covered by the underlying patent. We will continue to vigorously prosecute and defend the litigation and IPR.
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
As of June 30, 2021, we have an accrued liability for the matters described herein, and reasonably possible losses have been disclosed. The accrued liability is included in “Accrued Expenses” in the accompanying condensed consolidated balance sheet. Our estimate of these liabilities is based on facts and circumstances existing at this time, along with other variables. Factors that may affect our estimate include, but are not limited to: (i) changes in the number of lawsuits filed against us, including the potential for similar, duplicate or “copycat” lawsuits filed in multiple jurisdictions, including lawsuits that bring causes or action or allege violations of law with regard to additional products; (ii) changes in the legal costs of defending such claims; (iii) changes in the nature of the lawsuits filed against us; (iv) changes in the applicable law governing any legal claims against us; (v) a determination that our assumptions used in estimating the liability are no longer reasonable; and (vi) the uncertainties associated with the judicial process, including adverse judgments rendered by courts or juries. Thus, the actual amount of these liabilities for existing and future claims could be materially different than the accrued amount. Additionally, the above matters, regardless of the outcome, could disrupt our business and result in substantial costs and diversion of management attention.
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
The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$37.9	$(3.0)	$30.3	$0.7

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	48.1	47.8	48.0	47.8
Dilutive effect of stock options and restricted share unit awards	0.5	—	0.6	0.2
Diluted weighted average shares outstanding	48.6	47.8	48.6	48.0
(Loss) Earnings Per Share:
Basic	$0.79	$(0.06)	$0.63	$0.02
Diluted	$0.78	$(0.06)	$0.62	$0.02
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
For the three and six months ended June 30, 2021, 0.8 million and 0.7 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
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
We provide a portfolio of innovative product offerings focused on pain management and chronic care to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Chronic care	$116.0	$120.2	$237.1	$235.9
Pain management	70.4	43.5	130.0	108.2
Total Net Sales	$186.4	$163.7	$367.1	$344.1
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
•Legal Matters
•Critical Accounting Policies
•Information Concerning Forward-Looking Statements
Restructuring Activities
Our restructuring expenses for the three and six months ended June 30, 2021 and 2020 is summarized in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Post divestiture restructuring plan	$1.7	$—	$2.6	$0.5
Integration and restructuring of business acquisitions	—	(0.8)	—	(0.7)
2020 Restructuring	8.5	—	8.7	—
Total Restructuring Costs	$10.2	$(0.8)	$11.3	$(0.2)
Post-Divestiture Restructuring Plan
In the fourth quarter of 2018, we began a three-phase restructuring plan (the “Plan”) intended to align our organizational structure, information technology platform and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our business. Only the final phase, Cost Transformation, remains in progress and is expected to be completed by the end of 2021. Expenses incurred for Cost Transformation are included in “Cost of products sold.” Plan-to-date, we have incurred $7.7 million of costs that were expensed as incurred and $4.3 million of costs that were capitalized.
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
2020 Restructuring
In the fourth quarter of 2020, we initiated activities to reduce the size of our senior leadership team, consolidate certain operations within our pain management franchise, exit unprofitable lines of business and research and development initiatives and reduce the size of our office space to align with expected requirements following the COVID-19 pandemic. Costs incurred will primarily be for operating lease right-of-use impairments or lease terminations, impairment of intangible and other assets and employee severance and benefits. In the three months ended June 30, 2021, the charge of $8.5 million consisted primarily of non-cash asset and inventory write-offs associated with a discontinued research and development initiative that was contemplated in the 2020 Restructuring plan, but was finalized in the second quarter of 2021. Plan-to-date, we have incurred $36.3 million of expenses, which are included in “Cost of products sold,” “Selling and general expenses” and “Other expense, net.” We expect to substantially complete this restructuring by the end of 2021.

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
Net Sales
Our net sales are summarized in the following tables for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Chronic care	$116.0	$120.2	(3.5)%	$237.1	$235.9	0.5%
Pain management	70.4	43.5	61.8	130.0	108.2	20.1
Net Sales	$186.4	$163.7	13.9%	$367.1	$344.1	6.7%

		Total	Volume	Pricing/Mix	Currency	Other(a)
Net Sales - percentage change	QTD	14%	13%	(1)%	1%	1%
	YTD	7%	7%	(1)%	1%	—%
__________________________________________________
(a) Other includes rounding.

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
Second Quarter 2021 Compared to Second Quarter 2020
Net sales of $186.4 million increased 14% compared to the prior year with improved volume and favorable currency exchange rates. Higher volume came primarily from our pain management business due to the continued recovery of elective surgical procedures and favorable comparison to last year’s net sales which were negatively impacted by the COVID-19 pandemic. In addition, volume benefited from continued robust demand for digestive health, which was partially offset by lower volume in respiratory health due to the pandemic-fueled demand experienced last year. Volume growth was partially offset by unfavorable price and mix of 1%, while foreign currency exchange rates provided a 1% benefit.

First Six Months of 2021 Compared to the First Six Months of 2020
Net sales of $367.1 million increased 7% compared to the prior year. Volume was driven by our pain management franchise due to the continued recovery of elective surgical procedures and favorable comparison to last year’s net sales which were negatively impacted by the COVID-19 pandemic. In addition, volume benefited from continued robust demand in digestive health, which was partially offset by lower volume in respiratory health due to pandemic-fueled demand experienced last year. Volume growth was partially offset by unfavorable price and mix of 1%, while foreign currency exchange rates provided a 1% benefit.
Net Sales By Geographic Region
Net sales by region is presented in the table below (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Net Sales
North America	$138.7	$118.9	16.7%	$272.0	$257.5	5.6%
Europe, Middle East and Africa	26.7	27.9	(4.3)	56.3	54.0	4.3
Asia Pacific and Latin America	21.0	16.9	24.3	38.8	32.6	19.0
Total Net Sales	$186.4	$163.7	13.9%	$367.1	$344.1	6.7%
Adjusted Gross Profit
Our gross profit and gross profit margin is summarized in the table below for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross Profit, as reported	$85.7	$86.5	$177.0	$188.6
COVID-19 related expenses	—	2.1	—	2.5
2020 Restructuring charges	2.8	—	3.0	—
Post divestiture restructuring charges	1.7	0.6	2.6	1.1
Post divestiture transition charges	3.7	0.3	3.8	1.1
Acquisition and integration-related charges	—	0.1	—	0.2
Intangibles amortization	1.7	1.6	3.3	3.3
Adjusted Gross Profit (non-GAAP)	$95.6	$91.2	$189.7	$196.8
Gross profit margin, as reported	46.0%	52.8%	48.2%	54.8%
Gross profit margin, as adjusted	51.3%	55.7%	51.7%	57.2%
Adjusted gross profit margin decreased to 51.3% and 51.7% in the three and six months ended June 30, 2021 compared to the prior year primarily due to higher freight costs associated with shipping NeoMed products from China to the United States and delays in returning our manufacturing operations to pre-COVID efficiency levels.

Adjusted Operating Profit
A reconciliation of adjusted operating income, a non-GAAP measure, to operating income is provided in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating (Loss) Profit, as reported	$(7.3)	$(1.8)	$(19.7)	$(1.2)
COVID-19 related expenses	0.2	3.2	0.2	3.7
2020 Restructuring charges	8.5	—	8.7	—
Post divestiture restructuring charges	1.7	—	2.6	0.5
Post divestiture transition charges	3.6	3.1	3.6	7.1
Acquisition and integration-related charges	0.2	2.1	0.6	3.9
EU MDR Compliance	1.0	—	1.2	—
Litigation and legal	2.7	1.2	25.2	3.4
Intangibles amortization	4.1	4.9	8.3	9.7
Adjusted Operating Profit (non-GAAP)	$14.7	$12.7	$30.7	$27.1
In the three months ended June 30, 2021, on a GAAP basis, our operating loss was driven primarily by non-cash restructuring costs related to the previously announced restructuring in the fourth quarter of 2020. In the six months ended June 30, 2021, GAAP operating profit was impacted by the non-cash restructuring costs and costs associated with the resolution of the U.S. Department of Justice criminal investigation, as described in “Commitments and Contingencies” in Note 8 to the condensed consolidated financial statements.
Other items impacting operating results include:
COVID-19 Related Expenses: Incremental spending due to the COVID-19 pandemic was $0.2 million in each of the three and six months ended June 30, 2021, but were $3.2 million and $3.7 million in the three and six months ended June 30, 2020 for additional personal protective equipment for our manufacturing employees, sanitation at our facilities and other costs.
2020 Restructuring Charges: As previously described under “Restructuring Activities,” we incurred $8.5 million and $8.7 million of costs associated with activities in the three and six months ended June 30, 2021.
Post Divestiture Restructuring Charges: As previously described under “Restructuring Activities,” in the three and six months ended June 30, 2021, we incurred $1.7 million and $2.6 million, respectively. In the three and six months ended June 30, 2020, we incurred $0.0 million and $0.5 million, respectively.
Post Divestiture Transition Charges: Costs related to the separation of the divested business were $3.6 million for each of the three and six months ended June 30, 2021 compared to $3.1 million and $7.1 million in the three and six months ended June 30, 2020.
Acquisition and Integration-related Charges: In the three and six months ended June 30, 2021, we incurred $0.2 million and $0.6 million of integration costs related to recent acquisitions. We incurred $2.1 million and $3.9 million of acquisition-related costs in the three and six months ended June 30, 2020.
European Union Medical Device Regulation (“EU MDR”) Compliance: In the three and six months ended June 30, 2021, we incurred $1.0 million and $1.2 million, respectively, of expenses associated with compliance to EU MDR which becomes progressively effective beginning in the second quarter of 2021.
Litigation and Legal: We incurred $2.7 million and $25.2 million for certain litigation matters in the three and six months ended June 30, 2021 compared to $1.2 million and $3.4 million in the three and six months ended June 30, 2020. Litigation matters are described in “Commitments and Contingencies” in Note 8 to the condensed consolidated financial statements.
Intangibles Amortization: Intangibles amortization related to intangibles acquired in prior business acquisitions was $4.1 million and $8.3 million in the three and six months ended June 30, 2021 compared to $4.9 million and $9.7 million in the three and six months ended June 30, 2020.
Interest Income and Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our revolving credit facility net of interest capitalized on long-term capital projects. See “Debt” in Note 5 to the condensed consolidated financial statements. Interest expense was $0.9 million and $1.7 million in the three and six months ended June 30, 2021, compared to $4.3 million and $8.6 million in the comparable period last year. Interest expense decreased due to the redemption of our $249.8 million of senior unsecured notes that bore interest at 6.25% in the fourth quarter of 2020. In the six months ended June 30, 2021 interest accrued on our revolving credit facility at a weighted average rate of 1.62% and had balances of $165.0 million and $180.0 million as of June 30, 2021 and December 31, 2020, respectively.
Income Taxes
The income tax benefit was $46.1 million and $51.7 million in the three and six months ended June 30, 2021 compared to a benefit of $2.9 million and $9.6 million in the three and six months ended June 30, 2020. The effective tax rates were 562.2% and 241.6% in the three and six months ended June 30, 2021. The current year income tax benefit and effective tax rate are due to the impact of non-deductible charges and progression of earnings in the first six months of 2021.
The effective tax rates were 49.2% and 107.9% in the three and six months ended June 30, 2020, respectively. The prior year income tax benefit and effective tax rate were due to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 and allows for the carryback of U.S. net operating losses, which were expected to be used in future years, but are now being carried back to prior years.
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
As of June 30, 2021, $61.6 million of our $99.9 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or result of operations for the foreseeable future.
Cash and cash equivalents decreased by $11.6 million to $99.9 million as of June 30, 2021 compared to $111.5 million as of December 31, 2020. The decrease was driven by $15.0 million repaid on our revolving credit facility, $11.5 million of capital expenditures and $1.8 million of unfavorable currency exchange effects partially offset by $12.0 million provided by operations and $5.2 million of proceeds from the exercise of stock options.
In the prior year, cash and cash equivalents decreased by $20.3 million to $185.0 million as of June 30, 2020 primarily due to $4.7 million used in operations, $12.1 million of capital expenditures and $3.8 million of unfavorable currency exchange effects.
Long-Term Debt
Our senior secured revolving credit facility (“Revolving Credit Facility”) is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock. The Revolving Credit Facility matures on October 30, 2023. In the six months ended June 30, 2021, we repaid $15.0 million on our Revolving Credit Facility, leaving $165.0 million of borrowings and letters of credit for $1.2 million outstanding. To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. In July 2021, we borrowed an additional $20.0 million from our Revolving Credit Facility for a payment required pursuant to a Deferred Prosecution Agreement with the U.S. Department of Justice that is described in “Commitments and Contingencies” in Note 8 to the accompanying condensed consolidated financial statements.
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

Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three months ended June 30, 2021 and 2020 and our financial position as of June 30, 2021 and December 31, 2020. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:
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

Item 4.Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6.     Exhibits

(a)Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 6, 2020
3.2	Sixth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 6, 2020
10.1	Deferred Prosecution Agreement dated July 6, 2021, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 9, 2021
*10.2	Offer Letter dated May 21, 2021
*10.3	Form of Award Agreements related to the Avanos Medical, Inc. 2021 Long Term Incentive Plan, filed herewith
31(a)	Section 302 CEO Certification
31(b)	Section 302 CFO Certification
32(a)	Section 906 CEO Certification
32(b)	Section 906 CFO Certification
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Management contracts, compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANOS MEDICAL, INC.
(Registrant)

August 3, 2021	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 3, 2021	By:	/s/ Renato Negro
Renato Negro
Vice President and Controller
(Principal Accounting Officer)