Form 10-Q
period 2021-09-30
Avanos Medical, Inc.
filed 2021-11-02
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Yes  ☐    No  ☒
As of October 26, 2021, there were 48,186,573 shares of the Corporation’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales	$184.1	$185.7	$551.2	$529.8
Cost of products sold	93.7	89.9	283.8	245.4
Gross Profit	90.4	95.8	267.4	284.4
Research and development	8.4	8.2	24.7	25.3
Selling and general expenses	75.0	82.4	225.1	250.4
Other expense, net	3.4	5.3	33.7	10.0
Operating Income (Loss)	3.6	(0.1)	(16.1)	(1.3)
Interest income	0.2	0.2	0.2	1.1
Interest expense	(0.9)	(4.3)	(2.6)	(12.9)
Income (Loss) Before Income Taxes	2.9	(4.2)	(18.5)	(13.1)
Income tax (provision) benefit	(38.0)	23.5	13.7	33.1
Net (Loss) Income	$(35.1)	$19.3	$(4.8)	$20.0

(Loss) Earnings Per Share
Basic	$(0.73)	$0.40	$(0.10)	$0.42
Diluted	$(0.73)	$0.40	$(0.10)	$0.42

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (Loss) Income	$(35.1)	$19.3	$(4.8)	$20.0
Other Comprehensive (Loss) Income, net of tax
Unrealized currency translation adjustments	(3.7)	4.9	(5.6)	(5.2)
Defined benefit plans	0.1	—	0.1	0.2
Cash flow hedges	—	—	—	(0.1)
Total Other Comprehensive (Loss) Income, net of tax	(3.6)	4.9	(5.5)	(5.1)
Comprehensive (Loss) Income	$(38.7)	$24.2	$(10.3)	$14.9

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$97.8	$111.5
Accounts receivable, net of allowances	117.5	108.6
Income tax receivable	11.6	59.3
Inventories	158.4	168.9
Prepaid expenses and other current assets	19.7	18.9
Total Current Assets	405.0	467.2
Property, Plant and Equipment, net	169.7	175.3
Operating Lease Right-of-Use Assets	41.4	48.3
Goodwill	801.8	802.5
Other Intangible Assets, net	145.3	157.7
Deferred Tax Assets	23.6	10.0
Other Assets	11.1	11.8
TOTAL ASSETS	$1,597.9	$1,672.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of operating lease liabilities	$14.7	$15.5
Trade accounts payable	54.9	67.6
Accrued expenses	59.6	83.2
Total Current Liabilities	129.2	166.3
Long-Term Debt	145.0	180.0
Operating Lease Liabilities	46.1	53.3
Deferred Tax Liabilities	5.6	5.7
Other Long-Term Liabilities	10.1	11.0
Total Liabilities	336.0	416.3

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 48,128,749 outstanding as of September 30, 2021 and 47,917,583 outstanding as of December 31, 2020	0.5	0.5
Additional paid-in capital	1,625.7	1,609.4
Accumulated deficit	(320.3)	(315.5)
Treasury stock	(10.4)	(9.8)
Accumulated other comprehensive loss	(33.6)	(28.1)
Total Stockholders’ Equity	1,261.9	1,256.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,597.9	$1,672.8

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Stock	$0.5	$0.5	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,621.3	1,599.9	1,609.4	1,593.9
Exercise or redemption of share-based awards	0.9	0.8	6.1	1.3
Stock-based compensation expense	3.5	3.4	10.2	8.9
Additional Paid-in Capital, end of period	1,625.7	1,604.1	1,625.7	1,604.1
Accumulated Deficit, beginning of period	(285.2)	(287.6)	(315.5)	(288.3)
Net (loss) income	(35.1)	19.3	(4.8)	20.0
Accumulated Deficit, end of period	(320.3)	(268.3)	(320.3)	(268.3)
Treasury Stock, beginning of period	(10.3)	(9.2)	(9.8)	(8.9)
Purchases of treasury stock	(0.1)	(0.1)	(0.6)	(0.4)
Treasury Stock, end of period	(10.4)	(9.3)	(10.4)	(9.3)
Accumulated Other Comprehensive Loss, beginning of period	(30.0)	(42.0)	(28.1)	(32.0)
Other comprehensive (loss) income, net of tax	(3.6)	4.9	(5.5)	(5.1)
Accumulated Other Comprehensive Loss, end of period	(33.6)	(37.1)	(33.6)	(37.1)
Total Stockholders’ Equity, end of period	$1,261.9	$1,289.9	$1,261.9	$1,289.9

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net (loss) income	$(4.8)	$20.0
Depreciation and amortization	28.8	32.1
Stock-based compensation expense	10.2	8.9
Net loss on asset dispositions and impairments	4.9	1.3
Changes in operating assets and liabilities:
Accounts receivable	(10.5)	34.3
Income tax receivable	47.7	(53.1)
Inventories	9.4	(38.5)
Prepaid expenses and other assets	1.1	0.4
Accounts payable	(11.9)	(8.1)
Accrued expenses	(24.4)	30.4
Deferred income taxes and other	(15.3)	(31.3)
Cash Provided by (Used in) Operating Activities	35.2	(3.6)
Investing Activities
Capital expenditures	(16.3)	(15.1)
Acquisition of assets and investments in businesses	—	(4.0)
Cash Used in Investing Activities	(16.3)	(19.1)
Financing Activities
Revolving credit facility proceeds	20.0	—
Revolving credit facility repayments	(55.0)	—
Purchases of treasury stock	(0.6)	(0.4)
Proceeds from the exercise of stock options	6.1	1.4
Payment of contingent consideration liabilities	—	(2.7)
Cash Used in Financing Activities	(29.5)	(1.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.1)	(0.9)
Decrease in Cash and Cash Equivalents	(13.7)	(25.3)
Cash and Cash Equivalents - Beginning of Period	111.5	205.3
Cash and Cash Equivalents - End of Period	$97.8	$180.0

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
Annual Goodwill Impairment Test
We test for goodwill for impairment annually or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying value. We operate as a single reportable operating segment with one reporting unit. The fair value of our reporting unit was estimated using a combination of income (discounted cash flow analysis) and market approaches. The income approach is dependent upon several assumptions regarding future periods such as sales growth and a terminal growth rate. A weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present values. The WACC was based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to us. The market approach estimates the value of our company using a market capitalization methodology.
We completed our annual goodwill impairment test as of July 1, 2021, and determined that the fair value of our reporting unit exceeds the net carrying amount.
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
Note 2.     Restructuring Activities
Our restructuring expenses for the three months and nine months ended September 30, 2021 and 2020 is summarized in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Post divestiture restructuring plan	$2.9	$0.9	$5.5	$1.4
Integration and restructuring of business acquisitions	—	0.5	—	(0.2)
2020 Restructuring	1.7	—	10.4	—
Total Restructuring Costs	$4.6	$1.4	$15.9	$1.2
Post-Divestiture Restructuring Plan
In the fourth quarter of 2018, we began a three-phase restructuring plan (the “Plan”) intended to align our organizational structure, information technology platform and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our business. Only the final phase of the plan, Cost Transformation, remains in progress, and is expected to be completed by the end of 2021. Expenses incurred for Cost Transformation are included in “Cost of products sold.” Plan-to-date we have incurred $10.6 million of costs that were expensed as incurred and $4.7 million of costs that were capitalized.
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
2020 Restructuring
In the fourth quarter of 2020, we initiated activities to reduce the size of our senior leadership team, consolidate certain operations within our pain management franchise, exit unprofitable lines of business and research and development initiatives and reduce the size of our office space to align with expected requirements following the COVID-19 pandemic. Costs incurred will primarily be for operating lease right-of-use impairments or lease terminations, impairment of intangible and other assets and employee severance and benefits. Plan-to-date, we have incurred $38.0 million of expenses, which are included in “Cost of products sold,” “Selling and general expenses” and “Other expense, net.” We expect to substantially complete this restructuring by the end of 2021.
Restructuring Liability
We have a liability for employee retention, severance, benefits and other costs associated with our restructuring activities, which is summarized below (in millions):

Accrual
Balance, December 31, 2020	$7.2
Total restructuring costs, excluding non-cash charges	9.2
Payments and other	(15.9)
Balance, September 30, 2021	$0.5

Note 3.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	September 30, 2021	December 31, 2020
Accounts receivable	$121.3	$113.2
Income tax receivable	11.6	59.3
Allowances and doubtful accounts:
Doubtful accounts	(3.5)	(4.4)
Sales discounts	(0.3)	(0.2)
Accounts receivable, net of allowances	$129.1	$167.9
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Our provision for doubtful accounts was a net benefit of $0.1 million and $0.5 million in the three and nine months ended September 30, 2021 compared to a net expense of $0.3 million and $1.2 million in the three and nine months ended September 30, 2020.
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consist of the following (in millions):

	September 30, 2021			December 31, 2020
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$44.4	$2.0	$46.4	$43.9	$3.1	$47.0
Work in process	34.8	—	34.8	32.2	0.1	32.3
Finished goods	60.7	17.2	77.9	73.5	16.9	90.4
Supplies and other	—	6.3	6.3	—	6.7	6.7
	139.9	25.5	165.4	149.6	26.8	176.4
Excess of FIFO or weighted-average cost over LIFO cost	(7.0)	—	(7.0)	(7.5)	—	(7.5)
Total	$132.9	$25.5	$158.4	$142.1	$26.8	$168.9
As of September 30, 2021, our inventory allowance was $5.5 million, which includes $1.7 million for inventory associated with restructuring activities, $2.6 million for Halyard-branded inventory and $1.2 million for inventory obsolescence.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	September 30, 2021	December 31, 2020
Land	$1.1	$1.1
Buildings	47.3	46.8
Machinery and equipment	216.4	218.2
Construction in progress	29.3	23.3
	294.1	289.4
Less accumulated depreciation	(124.4)	(114.1)
Total	$169.7	$175.3
In the second quarter of 2021, we wrote off approximately $5.0 million of machinery and equipment associated with research and development activities that were curtailed in connection with restructuring activities described under “2020 Restructuring” in Note 2. Depreciation expense was $5.4 million and $16.3 million for the three and nine months ended September 30, 2021 compared to $5.8 million and $17.5 million for the three and nine months ended September 30, 2020.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2020	$802.5
Currency translation adjustment	(0.7)
Balance, September 30, 2021	$801.8
Intangible assets subject to amortization consist of the following (in millions):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$90.9	$(63.3)	$27.6	$90.9	$(61.2)	$29.7
Patents and acquired technologies	271.7	(175.0)	96.7	282.0	(177.2)	104.8
Other	61.2	(40.2)	21.0	61.4	(38.2)	23.2
Total	$423.8	$(278.5)	$145.3	$434.3	$(276.6)	$157.7
Amortization expense for intangible assets was $4.2 million and $12.5 million for the three and nine months ended September 30, 2021 compared to $4.9 million and $14.6 million for the three and nine months ended September 30, 2020.

Amortization expense for the remainder of 2021 and the following four years and beyond is estimated as follows (in millions):

Amount
Remainder of 2021	$4.1
2022	16.1
2023	15.2
2024	15.1
2025	14.6
Thereafter	80.2
Total	$145.3
Accrued Expenses
Accrued expenses consist of the following (in millions):

	September 30, 2021	December 31, 2020
Accrued rebates and customer incentives	$19.8	$22.5
Accrued salaries and wages	25.6	36.0
Accrued taxes	1.8	2.7
Other	12.4	22.0
Total	$59.6	$83.2
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	September 30, 2021	December 31, 2020
Taxes payable	$0.4	$0.4
Accrued compensation and benefits	5.0	5.8
Other	4.7	4.8
Total	$10.1	$11.0

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		September 30, 2021		December 31, 2020
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$97.8	$97.8	$111.5	$111.5
Liabilities
Revolving credit facility	2	145.0	145.0	180.0	180.0

Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of amounts borrowed under our Revolving Credit Facility approximates carrying value because borrowings are subject to a variable rate as described in “Debt” in Note 5.
Note 5.     Debt
As of September 30, 2021 and December 31, 2020, our debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturity	September 30, 2021	December 31, 2020
Revolving credit facility	1.61%	2023	$145.0	$180.0
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
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. As of September 30, 2021, we had $145.0 million of borrowings and letters of credit of $1.2 million outstanding under the Revolving Credit Facility.
Note 6.    Accumulated Other Comprehensive Income
The changes in the components of AOCI, net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(27.7)	$—	$(0.4)	$(28.1)
Other comprehensive loss	(5.6)	—	0.1	(5.5)
Balance, September 30, 2021	$(33.3)	$—	$(0.3)	$(33.6)
The changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized translation	$(3.7)	$4.9	$(5.6)	$(5.2)
Defined benefit pension plans	0.1	—	0.1	0.2
Tax effect	—	—	—	—
Defined benefit pension plans, net of tax	0.1	—	0.1	0.2
Cash flow hedges	—	—	—	(0.1)
Tax effect	—	—	—	—
Cash flow hedges, net of tax	—	—	—	(0.1)
Change in AOCI	$(3.6)	$4.9	$(5.5)	$(5.1)

Note 7.     Stock-Based Compensation
Stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$0.4	$0.7	$1.5	$2.0
Time-based restricted share units	2.5	1.8	6.8	4.2
Performance-based restricted share units	0.5	0.8	1.7	2.5
Employee stock purchase plan	0.1	0.1	0.2	0.2
Total stock-based compensation	$3.5	$3.4	$10.2	$8.9

Note 8.    Commitments and Contingencies
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to the spin-off, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters. For the three and nine months ended September 30, 2021, we incurred $3.3 million and $28.5 million, respectively, for these matters which is included in “Other expense, net.” compared to $2.4 million and $5.8 million in the three and nine months ended September 30, 2020.
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
On July 6, 2021, we entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ that resolved their criminal investigation related to our MicroCool surgical gowns. Pursuant to the DPA, in July 2021 the Company made a total monetary payment of $22.2 million.
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
On November 4, 2019, we filed the matter styled Avanos Medical Sales LLC v Medtronic Sofamor Danek USA, Inc., et al. (No. 2:19-cv-02754-JPM-TMP (W.D. Tenn.)), alleging that Medtronic’s manufacture, marketing, sale, and importation of the Accurian cooled radiofrequency ablation system infringes certain claims of U.S. Patent 8,822,755. On June 1, 2020, Medtronic petitioned the U.S. Patent and Trademark Office (“USPTO”) for an inter partes review (“IPR”) of the patent at issue in the litigation. On October 23, 2020, the USPTO instituted an IPR. On August 27, 2021, the USPTO issued a Final Written Decision upholding the patentability of our patent.
On October 15, 2021, the parties resolved the dispute between them by signing a settlement and license agreement (“Agreement”). Under the Agreement, among other things, Medtronic is required to pay Avanos an undisclosed amount and the parties agreed to dismiss the pending actions between them related to U.S. Patent 8,822,755.

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
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(35.1)	$19.3	$(4.8)	$20.0

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	48.1	47.8	48.1	47.8
Dilutive effect of stock options and restricted share unit awards	—	0.3	—	0.2
Diluted weighted average shares outstanding	48.1	48.1	48.1	48.0
(Loss) Earnings Per Share:
Basic	$(0.73)	$0.40	$(0.10)	$0.42
Diluted	$(0.73)	$0.40	$(0.10)	$0.42
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
For the three and nine months ended September 30, 2021, 2.0 million and 1.3 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
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

We provide a portfolio of innovative product offerings focused on pain management and chronic care to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Chronic care	$117.1	$119.3	$354.2	$355.2
Pain management	67.0	66.4	197.0	174.6
Total Net Sales	$184.1	$185.7	$551.2	$529.8
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
•Legal Matters
•Critical Accounting Policies
•Information Concerning Forward-Looking Statements
Restructuring Activities
Our restructuring expenses for the three and nine months ended September 30, 2021 and 2020 is summarized in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Post divestiture restructuring plan	$2.9	0.9	$5.5	$1.4
Integration and restructuring of business acquisitions	—	0.5	—	(0.2)
2020 Restructuring	1.7	—	10.4	—
Total Restructuring Costs	$4.6	$1.4	$15.9	$1.2
Post-Divestiture Restructuring Plan
In the fourth quarter of 2018, we began a three-phase restructuring plan (the “Plan”) intended to align our organizational structure, information technology platform and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our business. Only the final phase, Cost Transformation, remains in progress and is expected to be completed by the end of 2021. Expenses incurred for Cost Transformation are included in “Cost of products sold.” Plan-to-date, we have incurred $10.6 million of costs that were expensed as incurred and $4.7 million of costs that were capitalized.
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
2020 Restructuring
In the fourth quarter of 2020, we initiated activities to reduce the size of our senior leadership team, consolidate certain operations within our pain management franchise, exit unprofitable lines of business and research and development initiatives and reduce the size of our office space to align with expected requirements following the COVID-19 pandemic. Costs incurred will primarily be for operating lease right-of-use impairments or lease terminations, impairment of intangible and other assets and employee severance and benefits. Plan-to-date, we have incurred $38.0 million of expenses, which are included in “Cost of products sold,” “Selling and general expenses” and “Other expense, net.” We expect to substantially complete this restructuring by the end of 2021.

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
Net Sales
Our net sales are summarized in the following tables for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Chronic care	$117.1	$119.3	(1.8)%	$354.2	$355.2	(0.3)%
Pain management	67.0	66.4	0.9	197.0	174.6	12.8
Net Sales	$184.1	$185.7	(0.9)%	$551.2	$529.8	4.0%

		Total	Volume	Pricing/Mix	Currency	Other(a)
Net Sales - percentage change	QTD	(1)%	—%	(1)%	—%	—%
	YTD	4%	4%	(1)%	1%	—%
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
Third Quarter 2021 Compared to Third Quarter 2020
Net sales of $184.1 million decreased 1% compared to the prior year due to slightly unfavorable pricing. Volume was even with improvements in interventional pain due to favorable comparison to last year’s sales, which were negatively impacted by the COVID-19 pandemic. In addition, volume benefited from continued robust demand in digestive health, which was partially offset by lower volume in respiratory health due to the pandemic-fueled demand experienced last year.

First Nine Months of 2021 Compared to the First Nine Months of 2020
Net sales of $551.2 million increased 4% compared to the prior year. Volume was driven by our pain management franchise due to the recovery of elective surgical procedures and favorable comparison to last year’s net sales which were negatively impacted by the COVID-19 pandemic. In addition, volume benefited from continued robust demand in digestive health, which was partially offset by lower volume in respiratory health due to pandemic-fueled demand experienced last year. Volume growth was partially offset by unfavorable price and mix of 1%, while foreign currency exchange rates provided a 1% benefit.
Net Sales By Geographic Region
Net sales by region is presented in the table below (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net Sales
North America	$140.3	$138.6	1.2%	$412.3	$396.1	4.1%
Europe, Middle East and Africa	23.4	27.8	(15.8)	79.7	81.8	(2.6)
Asia Pacific and Latin America	20.4	19.3	5.7	59.2	51.9	14.1
Total Net Sales	$184.1	$185.7	(0.9)%	$551.2	$529.8	4.0%
Adjusted Gross Profit
Our gross profit and gross profit margin is summarized in the table below for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross Profit, as reported	$90.4	$95.8	$267.4	$284.4
COVID-19 related expenses	—	1.8	—	4.3
2020 Restructuring charges	1.1	—	4.1	—
Post divestiture restructuring charges	2.9	0.9	5.5	2.0
Post divestiture transition charges	—	0.6	3.8	1.7
Acquisition and integration-related charges	0.1	0.6	0.1	0.8
Intangibles amortization	1.7	1.7	5.0	5.0
Adjusted Gross Profit (non-GAAP)	$96.2	$101.4	$285.9	$298.2
Gross profit margin, as reported	49.1%	51.6%	48.5%	53.7%
Gross profit margin, as adjusted	52.3%	54.6%	51.9%	56.3%
In the three and nine months ended September 30, 2021, on a GAAP basis, the decrease in gross profit as compared to the prior year was driven by higher freight costs associated with shipping products from China to the United States and delays in returning our manufacturing operations to pre-COVID efficiency levels.

Adjusted Operating Profit
A reconciliation of adjusted operating income, a non-GAAP measure, to operating income is provided in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating (Loss) Profit, as reported	$3.6	$(0.1)	$(16.1)	$(1.3)
COVID-19 related expenses	—	3.2	0.2	6.9
2020 Restructuring charges	1.7	—	10.4	—
Post divestiture restructuring charges	2.9	0.9	5.5	1.4
Post divestiture transition charges	—	1.1	3.6	8.2
Acquisition and integration-related charges	0.1	5.7	0.7	9.6
EU MDR Compliance	1.2	—	2.4	—
Litigation and legal	3.3	2.4	28.5	5.8
Intangibles amortization	4.2	4.9	12.5	14.6
Adjusted Operating Profit (non-GAAP)	$17.0	$18.1	$47.7	$45.2
In the three months ended September 30, 2021, on a GAAP basis, our operating profit was driven primarily by lower general and administrative expenses with savings realized from the restructuring activities undertaken in 2020 and continued discipline over spending throughout 2021. In the nine months ended September 30, 2021, GAAP operating profit was impacted by the non-cash restructuring costs and costs associated with the resolution of the U.S. Department of Justice criminal investigation, as described in “Commitments and Contingencies” in Note 8 to the condensed consolidated financial statements.
Other items impacting operating results include:
COVID-19 Related Expenses: Incremental spending due to the COVID-19 pandemic was $0.2 million in the nine months ended September 30, 2021, compared to $3.2 million and $6.9 million in the three and nine months ended September 30, 2020 for additional personal protective equipment for our manufacturing employees, sanitation at our facilities and other costs.
2020 Restructuring Charges: As previously described under “Restructuring Activities,” we incurred $1.7 million and $10.4 million of costs associated with activities in the three and nine months ended September 30, 2021.
Post Divestiture Restructuring Charges: As previously described under “Restructuring Activities,” in the three and nine months ended September 30, 2021, we incurred $2.9 million and $5.5 million, respectively. In the three and nine months ended September 30, 2020, we incurred $0.9 million and $1.4 million, respectively.
Post Divestiture Transition Charges: There were no costs related to the separation of the divested business in the three months ended September 30, 2021 and $3.6 million in the nine months ended September 30, 2021, which was primarily re-branding costs. We incurred $1.1 million and $8.2 million in the three and nine months ended September 30, 2020 for consulting, rebranding and other costs.
Acquisition and Integration-related Charges: In the three and nine months ended September 30, 2021, we incurred $0.1 million and $0.7 million, respectively, of integration costs related to recent acquisitions. We incurred $5.7 million and $9.6 million of acquisition-related costs in the three and nine months ended September 30, 2020.
European Union Medical Device Regulation (“EU MDR”) Compliance: In the three and nine months ended September 30, 2021, we incurred $1.2 million and $2.4 million, respectively, of expenses associated with compliance to EU MDR which becomes progressively effective beginning in the second quarter of 2021.
Litigation and Legal: We incurred $3.3 million and $28.5 million for certain litigation matters in the three and nine months ended September 30, 2021 compared to $2.4 million and $5.8 million in the three and nine months ended September 30, 2020. Litigation matters are described in “Commitments and Contingencies” in Note 8 to the condensed consolidated financial statements.
Intangibles Amortization: Intangibles amortization related to intangibles acquired in prior business acquisitions was $4.2 million and $12.5 million in the three and nine months ended September 30, 2021 compared to $4.9 million and $14.6 million in the three and nine months ended September 30, 2020.

Interest Income and Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our revolving credit facility net of interest capitalized on long-term capital projects. See “Debt” in Note 5 to the condensed consolidated financial statements. Interest expense was $0.9 million and $2.6 million in the three and nine months ended September 30, 2021, compared to $4.3 million and $12.9 million in the comparable period last year. Interest expense decreased due to the redemption of our $249.8 million of senior unsecured notes that bore interest at 6.25% in the fourth quarter of 2020. In the nine months ended September 30, 2021 interest accrued on our revolving credit facility at a weighted average rate of 1.61% and had balances of $145.0 million and $180.0 million as of September 30, 2021 and December 31, 2020, respectively.
Income Taxes
The income tax provision was $38.0 million in the three months ended September 30, 2021 and a benefit of $13.7 million in the nine months ended September 30, 2021 compared to a benefit of $23.5 million and $33.1 million in the three and nine months ended September 30, 2020. The effective tax rates were 1310.3% and 74.1% in the three and nine months ended September 30, 2021. The current year income tax benefit and effective tax rate are due to the impact of non-deductible charges and progression of earnings in the first nine months of 2021.
The effective tax rates were 559.5% and 252.7% in the three and nine months ended September 30, 2020, respectively. The prior year income tax benefit and effective tax rate were due to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 and allows for the carryback of U.S. net operating losses, which were expected to be used in future years, but are now being carried back to prior years.
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
As of September 30, 2021, $51.5 million of our $97.8 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or result of operations for the foreseeable future.
Cash and cash equivalents decreased by $13.7 million to $97.8 million as of September 30, 2021 compared to $111.5 million as of December 31, 2020. The decrease was driven by $55.0 million repaid on our revolving credit facility, $16.3 million of capital expenditures and $3.1 million of unfavorable currency exchange effects partially offset by $35.2 million provided by operations, $20.0 million of proceeds from our revolving credit facility and $6.1 million of proceeds from the exercise of stock options.
In the prior year, cash and cash equivalents decreased by $25.3 million to $180.0 million as of September 30, 2020 primarily due to $3.6 million used in operations, $19.1 million used in investing activities and $0.9 million of unfavorable currency exchange effects.
Long-Term Debt
Our senior secured revolving credit facility (“Revolving Credit Facility”) is secured by substantially all of our assets located in the United States and a certain percentage of our foreign subsidiaries’ capital stock. The Revolving Credit Facility matures on October 30, 2023. In the nine months ended September 30, 2021, we borrowed $20.0 million and repaid $55.0 million on our Revolving Credit Facility, leaving $145.0 million of borrowings and letters of credit for $1.2 million outstanding. To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our Revolving Credit Facility. In July 2021, we borrowed an additional $20.0 million from our Revolving Credit Facility for a payment required pursuant to a Deferred Prosecution Agreement with the U.S. Department of Justice that is described in “Commitments and Contingencies” in Note 8 to the accompanying condensed consolidated financial statements.
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
Information Concerning Forward-Looking Statements
The preceding discussion and analysis summarizes the factors that had a material effect on our results of operations during the three months ended September 30, 2021 and 2020 and our financial position as of September 30, 2021 and December 31, 2020. You should read this discussion in conjunction with our historical condensed consolidated financial statements and the notes to those historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:
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

Item 4.Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AVANOS MEDICAL, INC.
(Registrant)

November 2, 2021	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)