Form 10-K
period 2021-12-31
AVANOS MEDICAL, INC.
filed 2022-02-23
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates or registrant on June 30, 2021 was $1,747,564,461.
As of February 15, 2022, there were 47,317,916 shares of Avanos Medical, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for the Avanos Annual Meeting of Stockholders to be held on April 28, 2022 is incorporated by reference into Part III.

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
We conduct our business in one operating and reportable segment that provides our medical device products to healthcare providers and patients. We have manufacturing facilities in the United States and Mexico. We provide a portfolio of innovative product offerings focused on chronic care and pain management to improve patient outcomes and reduce the cost of care.
Chronic care is a portfolio of products that include the following:
•Digestive health products such as our Mic-Key enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions. In the years ended December 31, 2021 and 2020, our legacy enteral feeding tubes, which includes our Mic-Key enteral feeding tubes, and our Corpak feeding solutions each accounted for more than 10% of our consolidated net sales. In the year ended December 31, 2019, only our legacy digestive health products accounted for more than 10% of our consolidated net sales.
•Respiratory health products such as our closed airway suction systems and other airway management devices under the Ballard, Microcuff and Endoclear brands. In the years ended December 31, 2021, 2020 and 2019, our closed airway suction systems accounted for more than 10% of our consolidated net sales.
Pain management is a portfolio of non-opioid pain solutions including:
•Acute pain products such as On-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems. In the years ended December 31, 2021, 2020 and 2019, our surgical pain products, which includes both On-Q and ambIT pumps, accounted for more than 10% of our consolidated net sales.
•Interventional pain solutions, which provide minimally invasive pain relieving therapies, such as our Coolief pain therapy. In the years ended December 31, 2021, 2020 and 2019, products associated with our Coolief pain therapy accounted for more than 10% of our consolidated net sales.
Effects of the COVID-19 Pandemic
The COVID-19 global pandemic, which began in the first quarter of 2020, continues to disrupt global supply and distribution channels, and affect the way companies do business. We continue to monitor the developments associated with the COVID-19 pandemic and its effects on our employees, customers, supply chain and distribution channels. In addition, we will implement measures recommended by federal, state, local or relevant foreign authorities, or those that we determine are in the best interests of our employees, suppliers, shareholders and other stakeholders.
Our manufacturing sites are operational and have implemented new safety protocols and guidelines as recommended by federal, state, local and foreign governments. Employees at our administrative offices have been encouraged to work remotely; where offices have reopened, they have done so with strict safety and hygiene guidelines. The COVID-19 situation remains dynamic and is subject to rapid and possibly material changes due to variant strains or otherwise. It is not clear what the potential effects may be to our business going forward, including the impact on our revenues, results of operations or financial condition, particularly if pandemic conditions exacerbate over an extended period of time. Additional negative impacts may also arise from the COVID-19 pandemic that we are unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including the availability and efficacy of COVID-19 vaccines, the willingness of the general public to get vaccinated and the impact of variant strains, such as the Omicron variant, on the health care market.
The risks the pandemic may continue to have on our operations and cash flows are described in “Risk Factors” in Item 1A of this report.
Business Acquisitions
On December 13, 2021, we entered into an agreement to acquire OrthogenRx, Inc. (“OrthogenRx”) for $130.0 million in cash at closing, subject to net working capital adjustments, plus up to an additional $30.0 million in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. This acquisition closed on January 20, 2022.

During 2019, we completed the acquisition of substantially all the assets of Endoclear, LLC (“Endoclear”) and Summit Medical Products, Inc. (“Summit), and we completed the acquisition of NeoMed, Inc. (“NeoMed”) (collectively, the “Acquisitions”). The aggregate purchase price for the Acquisitions was $57.5 million, net of cash acquired, plus future contingent payments of $7.2 million.
During 2018, we acquired Cool Systems, Inc. (“Game Ready”) for $65.7 million, net of cash acquired, which was based on a purchase price of $65.0 million plus certain adjustments as provided in the purchase agreement.
Divestiture
During 2018, we closed the sale of our Surgical and Infection Prevention (“S&IP”) business (the “Divestiture”) for $710.0 million plus certain adjustments as provided in the purchase agreement.
Sales and Marketing
We direct our primary sales and marketing efforts toward hospitals, ambulatory care centers, and other sites of care. We engage with physicians and other healthcare providers to highlight the unique benefits and competitive differentiation of our branded products. We work directly with physicians, nurses, professional societies, hospital administrators and healthcare group purchasing organizations (“GPOs”) to collaborate and educate on emerging practices and clinical techniques. These marketing programs are delivered directly to healthcare providers. Additionally, we provide marketing programs to our strategic distribution partners throughout the world.
Distribution
While our products are generally marketed directly to hospitals and other healthcare providers, they are generally sold through third-party wholesale distributors, with some sales directly to healthcare facilities and other end-user customers. In 2021, approximately 51% of our net sales in North America were made through distributors. In the year ended December 31, 2021, sales to Medline Industries, McKesson Corporation, and Owens & Minor, Inc. accounted for approximately 15%, 11%, and 10% of consolidated net sales, respectively. In the year ended December 31, 2020, sales to Medline Industries, McKesson Corporation, and Owens & Minor, Inc. accounted for approximately 12%, 12%, and 9% of consolidated net sales, respectively. In 2019, no single customer accounted for 10% or more of consolidated net sales.
Outside North America, sales are made either directly to end-user customers or through distributors, depending on the market served. In 2021, approximately 75% of our net sales outside North America were made through wholesalers or distributors.
We utilize distribution centers in North America, Europe, Australia and Japan. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Group Purchasing Organizations
We enter into agreements with GPOs which enables us to sell our products to their members, whether sold directly by us or through independent wholesale distributors. Agreements with GPOs are generally renewed every three years. GPOs negotiate pricing and volume purchasing discounts for hospitals, physician practices and other health care providers and institutions. Under our agreements with GPOs, we pay a fee based on sales of our products to GPO members, which is recorded as a reduction of net sales. Approximately 32% of our 2021 global net sales, including sales to wholesale distributors, were contracted through GPOs.
Competition
While no single company competes with us across the full breadth of our offerings, we face significant competition in U.S. and international markets.
There are a variety of treatment means and alternative clinical practices to address surgical and interventional pain management and respiratory and digestive health. We face competition from these alternative treatments, as well as improvements and innovations in products and technologies by our competitors. Major competitors include, among others:
•Digestive Health: Boston Scientific Corporation, Cook Medical and Applied Medical Technology, Inc.
•Respiratory Health: Becton, Dickinson and Company, Stryker Corporation, Medline Industries, Inc. and Smiths Medical
•Acute Pain: B. Braun Medical Inc., Pacira Pharmaceuticals, Inc., Teleflex Incorporated, Medtronic plc, Ambu A/S, Baxter International, Inc., Pajunk Medical Systems and Leventon
•Interventional Pain: Boston Scientific Corporation, Abbott Laboratories, Medtronic plc and Stryker Corporation
In developing and emerging markets, alternative clinical practices and different standards of care are our primary competition.

While we believe that the number of procedures using our products will grow due, in part, to increasing global access to healthcare, we expect that our ability to compete with other providers of similar products will be impacted by rapid technological advances, pricing pressures and third-party reimbursement practices. We continue to defend our market positions and launched six new products in 2021. We believe that our key product characteristics, such as proven efficacy, reliability and safety, including our ability to launch innovative new products, our efficient manufacturing processes, and our established distribution network, field sales organization and customer service group, are important factors that distinguish us from our competitors.
Research and Development
We continuously engage in research and development to commercialize new products and enhance the effectiveness, reliability and safety of our existing products. We incurred research and development costs of $32.3 million in 2021, $34.9 million in 2020 and $37.7 million in 2019. These amounts consisted primarily of salaries and related expenses for personnel, product trial costs, outside laboratory and license fees, the costs of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. We intend to continue our research and development efforts as a key strategy for growth.
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
Intellectual Property
Patents, trademarks and other proprietary rights are very important to our business. We also rely upon trade secrets, manufacturing know-how, continuing technological innovations and licensing opportunities to maintain and improve our competitive position. We review third-party proprietary rights, including patents and patent applications, as they become available, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities and monitor the intellectual property owned by others.
We hold numerous patents and have numerous patent applications pending in the United States and other countries that relate to the technology used in many of our products. We utilize patents in our acute pain management, interventional pain management, respiratory health and digestive health products. These patents generally expire between 2022 and 2038. None of the patents we license from third parties are material to our business.
Under our agreement with Owens & Minor, Inc., we may continue to distribute products bearing the “Halyard Health” or “Halyard” brands through February 2023. We continue rebranding efforts to ensure our customers’ transition from the Halyard brand.
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
Regulatory Matters
The development, manufacture, marketing, sale, promotion and distribution of our products are subject to comprehensive government regulation. Government regulation by various national, regional, federal, state and local agencies, both in the United States and other countries, addresses (among other matters) inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, labeling, packaging, marketing and promotion, pricing and reimbursement, sampling, distribution, quality control, post-market surveillance, servicing, record keeping, storage and disposal practices. Our operations are also affected by trade regulations in many countries that limit the import of raw materials and finished products and by laws and regulations that seek to prevent corruption and bribery in the marketplace (including the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act, which provide guidance on corporate interactions with government officials) and require safeguards for the protection of personal data. In addition, we are subject to laws and regulations pertaining to healthcare fraud and abuse, including state and federal anti-kickback and false claims laws in the United States.

Compliance with these laws and regulations is costly and materially affects our business. Among other effects, healthcare regulations substantially increase the time, difficulty and costs incurred in obtaining and maintaining approval to market newly developed and existing products. For example, in the United States, before we can market a new medical product, or market a new use for, claim for or significant modification to an existing product, we generally must first receive clearance under Section 510(k) of the Food, Drug and Cosmetic Act (“510(k) clearance”) from the United States Food and Drug Administration (“FDA”). In order for us to obtain 510(k) clearance, the FDA must determine that our proposed product is substantially equivalent to a device legally on the market, known as a predicate device, with respect to intended use, technology, safety and effectiveness. Similarly, most major markets for medical devices outside the United States also require clearance, approval or compliance with certain standards before a product can be commercially marketed. For instance, the European Union, or EU, harmonized national regulations for the control of medical devices through the European Medical Device Directive (“EU MDD”) with which manufacturers must comply. To sell medical devices in the EU, manufacturers must place a CE mark on their products, signifying to customers that the products meet EU requirements for safety and performance. For all but the lowest risk medical devices, manufacturers must have approval from a notified body prior to placing the CE mark on their devices. Medical devices without a CE mark may not be sold or distributed in the EU.
Effective May 26, 2021, the European Union adopted the EU Medical Device Regulation (“EU MDR”), replacing the EU MDD. The main goal of this regulation is to enhance product safety, quality and transparency for medical devices within the European Union. To achieve this, the EU MDR includes significant new requirements for medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, and additional post-market surveillance and diligence. Compliance with the EU MDR will require re-certification of many of our products to the enhanced standards, during a transition period ending May 26, 2024. Complying with the EU MDR will require us to incur significant expenditures.
We also expect compliance with these regulations to continue to require significant technical expertise and capital investment to ensure compliance. Failure to comply will delay the release of a new product or result in regulatory and enforcement actions, the seizure or recall of a product, the suspension or revocation of the authority necessary for a product’s production and sale and other civil or criminal sanctions, including fines and penalties.
In addition to regulatory initiatives, our business can be affected by ongoing studies of the utilization, safety, efficacy and outcomes of healthcare products and their components that are regularly conducted by industry participants, government agencies and others. These studies can call into question the utilization, safety and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of, or limitations on, marketing of such products domestically or worldwide, and may give rise to claims for damages from persons who believe they have been injured as a result of their use.
Access to healthcare products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries. A major focus is cost containment. Efforts to reduce healthcare costs are also being made in the private sector, notably by healthcare payors and providers, which have instituted various cost reduction and containment measures. We expect insurers and providers to continue attempts to reduce the cost of healthcare products. Outside the United States, many countries control the price of healthcare products directly or indirectly, through reimbursement, payment, pricing, coverage limitations, or compulsory licensing. Budgetary pressures in the United States and in other countries may also heighten the scope and severity of pricing pressures on our products for the foreseeable future.
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
Demand for many of our existing and new medical devices is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients’ medical expenses in the countries where we do business. Statutory and regulatory requirements for Medicaid, Medicare, and other government healthcare programs govern provider reimbursement levels. From time to time, legislative changes are made to government healthcare programs that impact our business, and the federal and/or state governments may continue to enact measures in the future aimed at containing or reducing reimbursement levels for medical expenses paid for in whole or in part with government funds. We cannot predict the nature of such measures or their impact on our business, results of operations, financial condition and cash flows. Any reduction in the amount of reimbursements received by our customers could have a material adverse effect on our business by reducing their selection of our products and the prices they are willing to pay.
Environmental, Health and Safety Matters
Our operations are subject to federal, state, provincial and local laws, regulations and ordinances relating to various environmental, health and safety matters. Our operations are in compliance with, or we are taking actions designed to ensure compliance with, these laws, regulations and ordinances. However, the nature of our operations exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards, and there can be no assurance that material costs or liabilities will not be incurred in connection with those claims. We are not currently named as a party in any judicial or administrative proceeding relating to environmental, health or safety matters.
While we have incurred in the past several years, and will in the future continue to incur, capital and operating expenditures in order to comply with environmental, health and safety laws, regulations and ordinances, we believe that our future cost of compliance with such regulations and ordinances, and our exposure to liability for environmental, health and safety claims will not have a material adverse effect on our business, results of operations, financial condition or cash flows. However, future events, such as changes in existing laws and regulations, or contamination of sites owned, operated or used for waste disposal by us (including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material adverse effect on our financial condition, results of operations or liquidity.
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
Employee demographics presented in the table below represent the number of employees as of December 31, 2021:

Global Employees	2021	% of Total
United States	962	21.1%
Mexico	3,356	73.7%
Latin America	9	0.2%
Europe, Middle East and Africa	110	2.4%
Asia Pacific	118	2.6%
Total	4,555
Compensation
We compensate employees competitively and fairly in markets throughout the world. Compensation for salaried employees is strongly tied to performance objectives. Salaried employees above a certain pay grade have a substantial portion of their total compensation subject to performance objectives. More about our executive officer compensation can be found in the proxy statement relating to our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”).
Training and Educational Opportunities
Because we are a medical device manufacturer, our employees are regularly trained in key areas required by the FDA and other applicable regulatory authorities, including topics such as documentation, safety, complaint handling, anti-bribery and quality, among others. In addition to regulated training, employees are educated on the Avanos Code of Conduct, which aims to ensure all our employees understand and act in alignment with our cultural and behavioral expectations.
Employee Engagement
We believe that employees who are engaged in their roles, treated as partners in the business and recognized for their efforts, are more satisfied and productive. Our goal is to ensure that each of our more than 4,500 employees understands how he/she contributes to the company’s innovation and growth. This is accomplished through an employee recognition program and ongoing, two-way communications, including videos and podcasts, that allow employees to engage with and hear directly from members of the executive team.

Employee Retention
In 2021, we implemented a multi-tiered employee retention strategy. The key elements of this strategy include: (i) enhanced compensation and rewards, including retention bonuses and equity grants for key employees, expanded benefits and more flexible work arrangements; (ii) fostering greater employee engagement through initiatives such as peer-to-peer coaching, internal promotions, a leadership development program and increased executive outreach through towns halls, podcast and videos; and (iii) recognizing employees for their efforts through a variety of awards, spotlights and appreciation events.
Health and Safety
We are committed to protecting our employees everywhere we operate. We identify potential risks associated with workplace activities in order to develop measures to mitigate possible hazards. In addition, we support employees with safety training and put specific programs in place for those working in potentially hazardous environments. We have taken additional measures during the COVID-19 pandemic, including implementing new safety protocols and guidelines as recommended by federal, state, local and foreign governments. Employees at our administrative offices have been encouraged to work remotely; where offices have reopened, they have done so with strict safety and hygiene guidelines.
Diversity and Inclusion
We are an equal opportunity employer committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status or other legally protected characteristic. Our commitment to diversity and inclusion is aligned to foster the company’s success as we continue to grow our business and develop our workforce. Our employee profile below reflects the results on December 31, 2021.

Employee Diversity	2021
Women - global director and above(a)	31.3%
Ethnically diverse - U.S. director and above(a)	15.9%
Women - global salaried employees	42.9%
Ethnically diverse - U.S. salaried employees	30.6%
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
ITEM 1A.    RISK FACTORS
Our business faces many risks and uncertainties. Any of the risks discussed below, as well as factors described in other places in this Annual Report on Form 10-K, or in our other filings with the SEC, could materially adversely affect our business, consolidated financial position, results of operations or cash flows. In addition, these items could cause our future results to differ from our recent results, from our anticipated future results and from those in any of our forward-looking statements. These risks are not the only ones we face. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.
Risks Related to our Business and Industry
The ongoing COVID-19 pandemic could adversely impact our business operations, financial condition, results of operations and cash flows.
The COVID-19 pandemic has caused significant volatility in the global financial markets, caused disruption in global supply and distribution channels, dramatically changed the way companies do business and may adversely impact our financial position, results of operations and cash flows.
While we are closely monitoring the economic impact of the COVID-19 pandemic on our business, we currently cannot quantify the impact it will have on our future results of operations. The ongoing impact of the pandemic depends on a number of factors which are uncertain and unpredictable, including the severity, extent and duration of the pandemic and the potential severe adverse financial impact the pandemic could have on our customers. Our future results of operations and cash flows may suffer material adverse effects from delays in payments on outstanding accounts receivable, potential manufacturing, distribution and supply chain disruptions and uncertain demand, and the effects of any actions we may take to address the financial and operational challenges our customers may face. Other pandemic-related risks and uncertainties include, but are not limited to:
•postponement or cancellation of elective medical procedures and uncertainty as to whether or when they will resume;
•potential temporary or prolonged office, production facility or distribution center closures;
•the health of our employees and our ability to meet our staffing needs;
•potential new or continued governmental actions that may limit our employees’ ability to work;
•civil unrest relating to government, corporate and societal responses to the pandemic;
•volatility in economic conditions and the financial markets;
•risks associated with vaccine distribution; and
•other unanticipated effects that remain unknown.

If we experience any one of these risks or uncertainties, it may have a material adverse impact to our business, financial condition, results of operations and cash flows. The duration of any such impacts cannot be predicted because of the unprecedented nature of the COVID-19 pandemic. Additionally, our business could be severely impacted by widespread regional, national or global health epidemics unrelated to COVID-19 in the future.
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
Our industry is characterized by extensive research and development and rapid technological advances. The future success of our business will depend, in part, on our ability to design, acquire and manufacture new competitive products and enhance existing products. Accordingly, we commit substantial time, funds and other resources to new product development, including research and development, acquisitions, licenses, clinical trials and physician education. We make these substantial expenditures without any assurance that our products will obtain regulatory clearance or reimbursement approval, acquire adequate intellectual property protection or receive market acceptance. Development by our competitors of improved products, technologies or enhancements may make our products, or those we develop, license or acquire in the future, obsolete or less competitive, which could negatively impact our net sales. Our failure to successfully develop, acquire or market competitive new products or enhance existing products could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. Our information technology systems may fail to perform as anticipated, and we may encounter difficulties in implementing new systems, adapting these systems to changing technologies or expanding them to meet the future needs and growth of our business. In addition, our information technology systems may be subjected to damage or interruption from power outages, computer and telecommunication failures, usage errors by our employees, security breaches, computer viruses or other malicious codes, unauthorized access attempts and cyber- or phishing-attacks. We also store certain information with third parties that could be subject to these types of attacks. These attacks could result in our intellectual property and other confidential information, including personal health information, being lost or stolen, disruption of our operations, loss of reputation and other negative consequences, such as increased costs for security measures or remediation costs and diversion of management attention. While we will continue to implement additional protective measures to reduce the risk of and detect future cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. There can be no assurances that our protective measures will prevent future attacks that could have a material adverse effect on our business.
We may be unable to protect our intellectual property rights or may infringe the intellectual property rights of others.
We rely on patents, trademarks, trade secrets and other intellectual property assets in the operation of our business. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. We cannot be sure that pending patent applications will result in the issuance of patents or that patents issued or licensed to us will remain valid or prevent competitors from introducing similar competing technologies. Our ability to enforce and protect our intellectual property rights may be limited in certain countries outside of the United States in which we operate, which could make it easier for our competitors to develop or distribute similar or superior competing technologies in those jurisdictions. In addition, our competitive position may be adversely affected by expirations of our significant patents, which would allow competitors to freely use our technology to compete with us.
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
We depend on the availability of various components, raw materials and manufactured products supplied by others for our operations. If the capabilities of our suppliers and third-party manufacturers are limited or stopped, due to quality, regulatory or other reasons, including natural disasters, pandemics or other health emergencies (such as the COVID-19 pandemic), political instability, government actions, prolonged power or equipment failures or labor dispute, it could negatively impact our ability to manufacture or deliver our products and could expose us to regulatory actions. Further, for quality assurance or cost effectiveness, we purchase from sole suppliers certain components and raw materials. Although there are other sources in the market place for these items, we may not be able to quickly establish additional or replacement sources for certain components or materials due to regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of our products. The loss of any sole supplier or any sustained supply interruption that affects our ability to manufacture or deliver our products in a timely or cost effective manner could have a material adverse effect on our business, results of operations, financial condition and cash flows.
An interruption in our ability to manufacture products may have a material adverse effect on our business.
Many of our key products are manufactured at single locations, with limited alternate facilities. If one or more of these facilities experience damage, or if these manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, including natural disasters, pandemics or other health emergencies (such as the COVID-19 pandemic), political instability, government actions, prolonged power or equipment failures or labor dispute, it may not be possible to timely manufacture the relevant products at previous levels or at all. A reduction or interruption in any of these manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
An interruption in distribution or transportation may have a material adverse effect on our business.
We rely on various transportation channels for global distribution of our products through shipping ports located throughout the world. Labor unrest, political instability, the outbreak of pandemics or other health emergencies (such as the COVID-19 pandemic), trade restrictions, transport capacity and costs, port security, weather conditions, natural disasters or other events could slow port activities and could adversely affect our business by interrupting product shipments and may increase our transportation costs if we are forced to use more expensive shipping alternatives.
The adoption and interpretation of tax laws may have a material adverse effect on our business.
The laws and rules and related interpretations dealing with income taxation are frequently reviewed and amended by governmental bodies, officials and regulatory agencies in the United States and other jurisdictions in which we do business. The governmental bodies may include the U.S. Internal Revenue Service, the U.S. Treasury Department, the U.S. Congress, taxing authorities in countries outside the U.S., and various state, provincial, local or municipal regulatory agencies. Our provision for income taxes and results of operations may be adversely affected by changes to our operating structure, changes in the mix of income and expenses in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws, regulations or administrative interpretations thereof. For example, the U.S. federal government could make changes to existing U.S. tax laws, including the Tax Cuts and Jobs Act of 2017 or the Coronavirus Aid, Relief and Economic Security (CARES) Act of 2020, which could include an increase in the corporate tax rate and the tax rate on foreign earnings. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated, issued or amended that could result in a material adverse effect on our financial position, results of operations or cash flows.
We face significant uncertainty in the healthcare industry due to government healthcare reform in the United States and elsewhere.
The U.S. Congress, regulatory agencies and certain state legislatures, as well as international legislators and regulators, periodically review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. We cannot predict with certainty what healthcare initiatives, if any, will be implemented by states or foreign governments or what ultimate effect healthcare reform or any future legislation or regulation may have on our customers’ purchasing decisions regarding our products. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and materially adversely affect our business, results of operations, financial condition and cash flows.
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

We are subject to various U.S. federal, state and local laws targeting fraud and abuse in the healthcare industry, including the Food Drug and Cosmetic Act and anti-kickback and false claims laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid. These laws and regulations are wide ranging and subject to changing interpretation and application, which could restrict our sales or marketing practices. Furthermore, since many of our customers rely on reimbursement from Medicare, Medicaid and other governmental programs to cover a substantial portion of their expenditures, our exclusion from such programs as a result of a violation of these laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We must obtain clearance or approval from the appropriate regulatory authorities prior to introducing a new product or a modification to an existing product. The regulatory clearance process may result in substantial costs, delays and limitations on the types and uses of products we can bring to market, any of which could have a material adverse effect on our business.
In the United States, before we can market a new product, or market a new use of, or claim for, or significant modification to, an existing product, we generally must first receive clearance or approval from the FDA and certain other regulatory authorities. Most major markets for medical devices outside the United States also require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances and approvals to market a medical device can be costly and time consuming, involve rigorous pre-clinical and clinical testing, require changes in products or result in limitations on the indicated uses of products. There can be no assurance that these clearances and approvals will be granted on a timely basis, or at all. In addition, once a medical device has been cleared or approved, a new clearance or approval may be required before the medical device may be modified, its labeling changed or marketed for a different use. Medical devices are cleared or approved for one or more specific intended uses and promoting a device for an off-label use could result in government enforcement action. Furthermore, a product approval or clearance can be withdrawn or limited due to unforeseen problems with the medical device or issues relating to its application. The regulatory clearance and approval process may result in, among other things, delayed, if at all, realization of product net sales, substantial additional costs and limitations on the types of products we may bring to market or their indicated uses, any one of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may incur product liability losses, litigation liability, product recalls, safety alerts or regulatory action associated with our products which can be costly and disruptive to our business.
The risk of product liability claims is inherent in the design, manufacture and marketing of medical products of the type we produce and sell. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to the products that we manufacture or sell, including the physician’s skill, technique and experience in performing the relevant surgical procedure, component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or information.
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
Most of our manufacturing facilities are outside the United States in Mexico. We also may use contract manufacturers outside the United States from time to time and may source many of our raw materials and components from foreign suppliers. We distribute and sell our products in over 90 countries. In 2021, approximately 25% of our net sales were generated outside of North America and we expect this percentage will grow over time. Our operations outside of the United States are subject to risks that are inherent in conducting business internationally, including compliance with both United States and foreign laws and regulations that apply to our international operations. These laws and regulations include robust data privacy requirements, labor relations laws that may impede employer flexibility, tax laws, anti-competition regulations, import, customs and trade restrictions, export requirements, economic sanction laws, environmental, health and safety laws, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. Given the high level of complexity of these laws, there is a risk that some provisions may be violated inadvertently or through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. In addition, these laws are subject to changes, which may require additional resources or make it more difficult for us to comply with these laws. Violations of the laws and regulations governing our international operations could result in fines or criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to manufacture or distribute our products in one or more countries and could have a material adverse effect on our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, results of operations, financial condition and cash flows. Our success depends, in part, on our ability to anticipate and prevent or mitigate these risks and manage difficulties as they arise.
We may be subject to trade protection measures that are being contemplated by the United States Government and other governments around the world, as well as potential disruptions in trade agreements, such as the exit of the United Kingdom from the EU. These measures and disruptions may result in new or higher tariffs, import-export restrictions and taxes. Changes in, or revised interpretations of import-export laws or international trade agreements, along with new or increased tariffs, trade restrictions or taxation on income earned or goods manufactured outside the United States may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
•general economic, industry and market conditions,
•the depth and liquidity of the market for Avanos common stock,
•price fluctuations in key commodities,
•announcements by us or our competitors regarding performance, strategy, significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments,
•fluctuations in interest and currency exchange rates,
•our dividend policy, and
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
ITEM 3.    LEGAL PROCEEDINGS
See “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this report for a description of current legal matters.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Avanos common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “AVNS”. We did not pay any dividends on our common stock in the years ended December 31, 2021 and 2020 and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
As of February 15, 2022, we had 10,767 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
Performance
The following graph compares the cumulative total return of our common stock from December 31, 2016 through December 31, 2021 with the cumulative return of companies comprising the Standard and Poor’s S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index. The graph plots the change in value of an initial investment of $100 in each of our common stock, the S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends, and therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

14

$315
$280
$245
$210
$175
$140
$105
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
AVNS
S&P MidCap 400
S&P 500 Health Care Equipment and Services

The preceding chart is based on the following data:

	AVNS	S&P MidCap 400	S&P 500 Health Care Equipment and Services
December 31, 2016	$100.00	$100.00	$100.00
December 31, 2017	124.88	121.58	134.39
December 31, 2018	121.12	113.51	152.32
December 31, 2019	91.13	150.24	196.19
December 31, 2020	124.07	179.70	234.53
December 31, 2021	93.75	235.27	309.83
ITEM 6.    Reserved

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
•Restructuring Activities
•Business Acquisition
•Results of Operations and Related Information
•Liquidity and Capital Resources
•Critical Accounting Policies and Use of Estimates
•Legal Matters
•Information Concerning Forward-Looking Statements
Restructuring Activities
Our restructuring expenses for the years ended December 31, 2021, 2020 and 2019 are summarized in the table below:

	Year Ended December 31,
	2021	2020	2019
Post-Divestiture Restructuring Plan
Organizational Alignment and IT Transformation	$—	$(0.6)	$17.8
Cost Transformation	10.2	2.8	2.3
Total Post-Divestiture Restructuring Plan	10.2	2.2	20.1
Integration and Restructuring of Business Acquisitions	—	0.5	9.1
2020 Restructuring	12.4	27.6	—
Total Restructuring Costs	$22.6	$30.3	$29.2
Post-Divestiture Restructuring Plan
In conjunction with the Divestiture, we began a multi-phase restructuring plan (the “Plan”) intended to align our organizational structure (“Organizational Alignment”), information technology platform (“IT Transformation”) and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our business. Organizational Alignment and IT Transformation are complete. Only the final phase of the Plan, Cost Transformation, remained in progress during the year ended December 31, 2021.
The Cost Transformation phase was initiated in June 2019, and is intended to optimize the Company’s procurement, manufacturing, and supply chain operations. Cost Transformation expenses were primarily consulting costs, noncash equipment write-offs and other expenses that were be expensed as incurred. From the initiation of the Cost Transformation phase through December 31, 2021, we incurred $15.3 million of costs that were expensed as incurred and $5.4 million of costs that were capitalized. The Cost Transformation phase was substantially complete as of December 31, 2021.
Integration of Business Acquisitions
During the third quarter of 2019, we initiated activities to integrate the asset and business acquisitions completed in 2019 and 2018 into our operations and, where appropriate, re-align our organization accordingly. This integration includes Game Ready, which was acquired in 2018 along with the 2019 Acquisitions. Costs incurred were primarily for employee retention, severance and benefits and lease termination costs. The integration of our acquisitions was complete as of December 31, 2020.
2020 Restructuring
In the fourth quarter of 2020, we initiated activities to reduce the size of our senior leadership team, consolidate certain operations within our pain management franchise, exit unprofitable lines of business and reduce the size of our office space to align with expected requirements following the COVID-19 pandemic. Costs were primarily associated with operating lease right-of-use asset impairments or lease terminations, impairment of intangible and other assets and employee severance and benefits. The 2020 Restructuring was substantially complete as of December 31, 2021.
Business Acquisition
On December 13, 2021, we entered into an agreement to acquire OrthogenRx, Inc. (“OrthogenRx”) for $130.0 million in cash at closing, subject to net working capital adjustments, plus up to an additional $30.0 million in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. This acquisition closed on January 20, 2022.

Results of Operations and Related Information
Use of Non-GAAP Measures
In this section, “Adjusted Operating Profit (Loss),” which is a profitability measure that is not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and is therefore referred to as non-GAAP financial measure. We provide this non-GAAP measure because we use it to measure our operational performance and provide greater insight into our ongoing business operations. This measure is not intended to be, and should not be, considered separately from, or an alternative to, the most directly comparable GAAP financial measures. A reconciliation of the non-GAAP measure to the most directly comparable GAAP financial measures is provided under “Adjusted Operating (Loss) Profit.”
Net Sales
Our net sales are summarized in the following table for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Year Ended December 31,
	2021	2020	Change	2019	Change
Chronic Care:
Digestive health	$322.2	$294.1	9.6%	$266.9	10.2%
Respiratory health	157.6	177.1	(11.0)%	146.8	20.6%
Total Chronic Care	479.8	471.2	1.8%	$413.7	13.9%
Pain Management:
Acute pain	162.7	157.4	3.4%	184.0	(14.5)%
Interventional pain	102.1	86.2	18.4%	99.9	(13.7)%
Total Pain Management	264.8	243.6	8.7%	283.9	(14.2)%
Total Net Sales	$744.6	$714.8	4.2%	$697.6	2.5%

	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net Sales - percentage change 2021 vs. 2020	4%	4%	(1)%	1%	—%
Net Sales - percentage change 2020 vs. 2019	3%	3%	—%	—%	—%
______________________________
(a)Volume includes incremental sales from acquisitions.
(b)Other includes rounding.
Product Category Descriptions
Chronic care is a portfolio of products that include the following:
•Digestive health products such as our Mic-Key enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions. In the years ended December 31, 2021 and 2020, our legacy enteral feeding tubes, which includes our Mic-Key enteral feeding tubes and our Corpak feeding solutions each accounted for more than 10% of our consolidated net sales. In the year ended December 31, 2019, only our legacy digestive health products accounted for more than 10% of our consolidated net sales.
•Respiratory health products such as our closed airway suction systems and other airway management devices under the Ballard, Microcuff and Endoclear brands. In the years ended December 31, 2021, 2020 and 2019, our closed airway suction systems accounted for more than 10% of our consolidated net sales.
Pain management is a portfolio of non-opioid pain solutions including:
•Acute pain products such as On-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems. In the years ended December 31, 2021, 2020 and 2019, our surgical pain products, which includes both On-Q and ambIT pumps, accounted for more than 10% of our consolidated net sales.
•Interventional pain solutions, which provide minimally invasive pain relief therapies, such as our Coolief pain therapy. In the years ended December 31, 2021, 2020 and 2019, products associated with our Coolief pain therapy accounted for more than 10% of our consolidated net sales.
Net Sales - 2021 Compared to 2020

Net sales increased by 4.2% to $744.6 million for the year ended December 31, 2021. Volume was driven by our pain management franchise due to the recovery of elective surgical procedures and favorable comparison to last year’s net sales which were negatively impacted by the COVID-19 pandemic. In addition, volume benefited from continued robust demand for digestive health, which was partially offset by lower volume in respiratory health due to pandemic-fueled demand experienced last year as well as by pricing/mix.
Net Sales - 2020 Compared to 2019
Net sales increased by 2.5% to $714.8 million for the year ended December 31, 2020 primarily due to volume. Incremental volume from the NeoMed, Summit and Game Ready acquisitions contributed 4% of the volume growth. Volume growth also came from organic growth in interventional pain products, digestive health and respiratory health, but was mostly offset by lower volume in acute pain which was affected this year by an industry-wide drug shortage, pre-fill disruption and consolidation of IV infusion customers.
Net Sales by Geographic Region
The factors causing organic volume growth were consistent throughout our geographic regions. Net sales by region is presented in the table below (in millions):

	Year Ended December 31,
(in millions)	2021	2020	Change	2019	Change
North America	$561.6	$535.5	4.9%	$534.7	0.1%
EMEA	105.1	108.3	(3.0)	95.8	13.0
Asia Pacific and Latin America	77.9	71.0	9.7	67.1	5.8
Total Net Sales	$744.6	$714.8	4.2%	$697.6	2.5%
Gross Profit (in millions)

	Year Ended December 31,
	2021	2020	2019
Net sales	$744.6	$714.8	$697.6
Cost of products sold	380.3	341.5	295.4
Gross profit	364.3	373.3	402.2
Gross profit margin	48.9%	52.2%	57.7%
Cost of products sold increased from $341.5 million to $380.3 million primarily driven by higher freight costs, including air freight, associated with shipping products from China to the United States and delays in returning our manufacturing operations to pre-pandemic efficiency levels. We recorded inventory allowances of $6.8 million, which includes $3.4 million for Halyard-branded products, $3.4 million for inventory associated with restructuring activities. Accordingly, in the year ended December 31, 2021, gross profit margin decreased from 52.2% to 48.9%.
In the year ended December 31, 2020, our gross profit margin decreased to 52.2% from 57.7% in 2019 primarily due the pandemic-driven shift in demand for products that earn lower margins along with $4.9 million of incremental costs associated with our response to the COVID-19 pandemic and manufacturing inefficiencies driven by the COVID-19 pandemic. In addition, we recorded inventory allowances of $8.8 million, which includes $5.7 million for Halyard-branded products and $3.1 million for obsolescence.
Research and Development (in millions)

	Year Ended December 31,
	2021	2020	2019
Research and development	$32.3	$34.9	$37.7
Percentage of net sales	4.3%	4.9%	5.4%
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. Research and development has historically been between 4% and 6% of net sales.

Selling and General Expenses (in millions)

	Year Ended December 31,
	2021	2020	2019
Selling and general expenses	$300.3	$332.6	$399.1
Percentage of net sales	40.3%	46.5%	57.2%
Selling and general expenses decreased from $332.6 million in 2020 to $300.3 million in 2021. In 2021, savings were realized from the restructuring activities undertaken in 2020 and continued discipline over spending throughout 2021. As described previously under “Restructuring Activities,” the savings realized include lower compensation costs as we reduced the size of our senior leadership team and lower operating costs as we consolidated certain operations within the pain management franchise and reduced our office space footprint. Selling and general expenses included $2.4 million of restructuring expenses in 2021 compared to $4.9 million in 2020.
In the year ended December 31, 2020, selling and general expenses decreased from $399.1 million in 2019 to $332.6 million in 2020. The decrease was driven by lower post divestiture separation costs, which were $7.7 million in 2020 compared to $53.1 million in 2019. Restructuring costs included in selling and general expenses were $4.9 million in 2020 compared to $17.2 million in 2019. The remainder of the decrease was driven by lower travel and other expenses associated with business activities curtailed or restricted during the COVID-19 pandemic.
Other Expense, net (in millions)

	Year Ended December 31,
	2021	2020	2019
Other expense, net	$22.8	$51.9	$21.1
Percentage of net sales	3.1%	7.3%	3.0%
Other expense, net decreased from $51.9 million in 2020 to $22.8 million in 2021 primarily due to lower restructuring costs. In 2020, other expense, net included $20.0 million of restructuring costs associated with our 2020 Restructuring as described under “Restructuring Activities.” Other expense, net also includes litigation and legal costs of $15.0 million and $27.5 million in the years ended December 31, 2021 and 2020, respectively. Legal and litigation costs were incurred for matters described in “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8.
Other expense, net increased from $21.1 million in 2019 to $51.9 million primarily due to $20.0 million of restructuring costs in 2020. Legal and litigation costs in 2019 were $15.6 million.
Operating Profit (Loss) (in millions)

	Year Ended December 31,
	2021	2020	2019
Operating profit (loss)	$8.9	$(46.1)	$(55.7)
Operating profit margin	1.2%	(6.4)%	(8.0)%
The items previously described drove operating profit to $8.9 million in the year ended December 31, 2021 compared to operating losses of $46.1 million and $55.7 million, respectively, in the years ended December 31, 2020 and 2019.

Adjusted Operating Profit (Loss)
A reconciliation of adjusted operating profit (loss), a non-GAAP measure, to operating profit (loss) is provided in the table below (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating profit (loss), as reported (GAAP)	$8.9	$(46.1)	$(55.7)
COVID-19 related expenses	0.3	7.9	—
2020 Restructuring charges	12.4	27.6	—
Post divestiture restructuring charges	10.2	2.2	20.2
Post divestiture transition charges	3.9	14.9	56.3
Acquisition and integration-related charges	1.6	12.5	13.1
EU MDR Compliance	4.0	—	—
Litigation and legal	15.0	27.5	22.5
Intangibles amortization	16.7	19.4	20.0
Adjusted Operating Profit (Loss) (non-GAAP)	$73.0	$65.9	$76.4
The items noted in the table above are described below:
On a GAAP basis, operating loss improved compared to the prior year due to higher sales and lower post-divestiture transition costs, partially offset by incremental expenses associated with restructuring activities undertaken in response to the effects the COVID-19 pandemic had on our business.
Items impacting operating results include:
COVID-19 related expenses: As a result of the ongoing COVID-19 pandemic, we have incurred incremental expenses for additional personal protective equipment for our manufacturing employees, sanitation at our facilities and other costs. We incurred $0.3 million and $7.9 million of COVID-19 related costs in the year ended December 31, 2021 and 2020, respectively.
2020 Restructuring charges: As previously described under “2020 Restructuring,” we incurred $12.4 million and $27.6 million in the years ended December 31, 2021 and 2020, respectively, for restructuring activities that we initiated in the fourth quarter of 2020.
Post divestiture restructuring charges: As previously described under “Restructuring Activities,” these charges were associated with a multi-phase restructuring plan intended to align our organizational structure, IT platform, supply chain and distribution channels to be more appropriate for our business following the divestiture. As of December 31, 2021, restructuring activities associated with the Plan were substantially complete.
Post divestiture transition charges: Post divestiture transition costs in 2021 are primarily related to rebranding activities. 2021 rebranding costs of $3.9 million includes $3.3 million of write-offs for Halyard-branded inventory that could not be sold after the transition to the Avanos brand. In 2020, costs included $7.6 million of rebranding costs, including $5.9 million of Halyard-branded inventory write-offs, $5.7 million of incremental IT and personnel costs incurred to provide accounting and administrative services to the buyer of the divested business under TSA arrangements, partially offset by $0.8 million billed to the buyer, and $2.4 million of IT separation and various other incremental transition costs. Costs in 2019 included $31.9 million of incremental personnel, IT and other costs incurred in the provision of accounting, administrative and other services to the buyer, partially offset by $3.7 million of billings to the buyer, $15.2 million of IT separation costs, $4.1 million of rebranding costs, including $0.5 million of Halyard-branded inventory write-offs, and $8.8 million to establish new distribution centers and other costs. All of the costs incurred for post-divestiture transition were incremental costs incurred to provide transition support to the divested business and do not include any costs to support our normal and recurring business requirements. All transition-related activities and costs were substantially complete by the end of 2021.
Acquisition and integration-related charges: We incurred $1.6 million, $12.5 million and $13.1 million of costs in connection with acquisition and integration activities for the years ended December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, acquisition and integration-related costs includes $0.5 million and $9.1 million, respectively, of restructuring costs that are previously described under “Integration of Business Acquisitions.” The acquisitions of Game Ready, EndoClear, Summit and NeoMed are previously described under “Business Acquisitions.”

European Union Medical Device Regulation (“EU MDR”) Compliance: The EU MDR became effective in 2021 and brings significant new requirements for many of our medical devices. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We expect the activities resulting in incremental costs associated with our initial compliance with the EU MDR will be substantially complete by the end of 2022.
Litigation and legal: We incurred $15.0 million, $27.5 million and $22.5 million of expenses for certain litigation matters in the years ended December 31, 2021, 2020 and 2019, respectively, which are included in “Other expense, net.” In 2021, costs include amounts associated with a $22.2 million payment related to a Deferred Prosecution Agreement (“DPA”) with the United Sates Department of Justice (“DOJ”) described in “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this report. In 2020, costs include incremental amounts associated with a $25.0 million payment to amicably resolve our dispute with Kimberly-Clark described in “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this report.
Intangibles amortization: Intangibles amortization is related primarily to intangibles acquired in prior business acquisitions and was $16.7 million, $19.4 million and $20.0 million, respectively, in the years ended December 31, 2021, 2020 and 2019.
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
•Certain acquisition and integration charges related to the acquisitions of Game Ready, NeoMed, Summit and Endoclear.
•Expenses associated with certain litigation matters.
•The amortization of intangible assets associated with prior business acquisitions.

Interest Expense
Interest expense was $3.3 million, $15.6 million and $15.0 million in the years ended December 31, 2021, 2020 and 2019, respectively. Interest expense for 2020 includes an early extinguishment loss of $1.3 million incurred upon redemption of our Senior Secured Notes on October 15, 2020. Accordingly, interest expense was lower in 2021 compared to 2020 and 2019. In the years ended December 31, 2021, 2020 and 2019, $0.1 million, $0.1 million and $1.8 million, respectively, of interest was capitalized on long-term capital projects. Interest expense consists of interest accrued and amortization of debt discount and issuance costs on our long-term debt. See “Debt” in Note 8 to the consolidated financial statements in Item 8 of this report for further discussion of our indebtedness.

Provision for Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted in March 2020, allows for the carryback of U.S. net operating losses, which were expected to be used in future years to prior years, resulting in a $2.8 million benefit in the year ended December 31, 2021 and a $25.1 million benefit in the year ended December 31, 2020. As a result, as of December 31, 2020, we had $49.0 million of income tax receivables, most of which was collected in the year ended December 31, 2021. As of December 31, 2021, we had $5.1 million of income tax receivables.
Our overall effective tax rate was 10% for the year ended December 31, 2021 compared to a benefit of 55% in 2020 and 28% in 2019. The primary drivers in the change in our effective tax rate was the CARES Act in 2020. See “Income Taxes” in Note 9 to the consolidated financial statements in Item 8 of this report for further details regarding our income taxes.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available with our senior secured revolving credit facility under our existing credit agreement. Our operating cash flow has historically been sufficient to meet our working capital requirements and fund capital expenditures. We anticipate that our current cash position and our ability to generate cash flows from domestic and international operations will provide sufficient liquidity to manage the business and fund working capital requirements during this uncertainty without using our available borrowing capacity. In addition, with our borrowing capacity, we expect to have the ability to fund capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
As of December 31, 2021, $59.9 million of our $118.5 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and currently do not have plans to repatriate such earnings. See further discussion below in “Critical Accounting Policies and Use of Estimates” under “Income Taxes.” We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and equivalents increased by $7.0 million to $118.5 million as of December 31, 2021 compared to $111.5 million last year. The increase was driven by $87.3 million of cash provided by operating activities and $20.0 million of proceeds from our revolving credit facility partially offset by $70.0 million of repayments on our revolving credit facility, $21.0 million of capital expenditures and $11.5 million used to purchase treasury stock.
Cash and equivalents decreased by $93.8 million to $111.5 million as of December 31, 2020 compared to $205.3 million as of December 31, 2019. The decrease was driven by the retirement of our Senior Unsecured Notes (the “Notes”) for $249.8 million partially offset by $180.0 million of net line of credit facility proceeds, which were primarily used to retire the Notes.
Long-Term Debt
The amount available for borrowing with the senior secured revolving credit facility under the existing credit agreement is $250.0 million, with a letter of credit sub-facility of $25.0 million. As of December 31, 2021, we had $130.0 million owing and letters of credit of $1.3 million issued under the senior secured revolving credit facility. The senior secured revolving credit facility, which matures on October 30, 2023, requires compliance with certain customary operational and financial covenants. To the extent we remain in compliance with certain financial covenants in the senior secured revolving credit facility, we have the ability to access it.
On January 20, 2022, we incurred $125.0 million of term loans (the “Tranche A Term Loans”) under an incremental agreement dated as of December 22, 2021, which supplemented the existing credit agreement. The proceeds of the Tranche A Term Loans were used to fund a portion of the purchase price and to pay fees and expenses related to the OrthogenRx, Inc. acquisition which is described further in Note 5, “Business Acquisition” in Item 8 of this report.
For further information regarding our debt arrangements, see “Debt” in Note 8 to the consolidated financial statements in Item 8 of this report.
Share Repurchase Program
On December 15, 2021, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase up to $30 million of our common stock. In the fourth quarter of 2021, we repurchased $10.7 million, and during January 2022 we repurchased the remaining $19.3 million. For further information, see “Share Repurchase Program” in Note 16 to the consolidated financial statements in Item 8 of this report.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease and debt arrangements and defined benefit plans are provided in Notes 6, 8, and 10, respectively, to the consolidated financial statements contained in Item 8 of this report. For obligations under our purchase arrangements which consist mostly of open purchase orders and other commitments, as of December 31, 2021, we have amounts due in less than one year of $16.6 million, $61.6 million in one to three years, and none thereafter.
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
Revenue Recognition
Sales revenue is recognized at the time of product shipment or delivery of our products to unaffiliated customers, depending on shipping terms. Accordingly, control of the products transfers to the customer in accordance with the transaction’s shipping terms. Sales revenue is recognized for the amount of considerations that we expect to be entitled to receive in exchange for our products. Sales are reported net of returns, rebates, incentives, each as described below, and freight allowed. Taxes imposed by governmental authorities on our revenue-producing activities with customers, such as sales taxes and value-added taxes, are excluded from net sales. Our contracts provide for forms of variable consideration including rebates, incentives and pricing tiers, each of which are described further in Note 1 “Accounting Policies” in Item 8 of this report.
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
As of December 31, 2021, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $34.5 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Tax Cuts and Jobs Act of 2017. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
Legal Matters
A description of legal matters can be seen in “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this report.
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
Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.
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
Interest Rate Risk
Our senior secured revolving credit facility under our existing credit agreement, which allows for borrowings up to $250.0 million is subject to a variable interest rate based on SOFR. As of December 31, 2021, a one percentage point increase in SOFR could result in $2.5 million of incremental interest expense if the senior secured revolving credit facility was fully drawn for the entire year.
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
As of December 31, 2021, a 10% change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have an effect of $0.4 million to our consolidated financial position, results of operations and cash flows. These hypothetical effects on transactional exposures are based on the difference between the December 31, 2021 rates and the assumed rates.
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
As of December 31, 2021, a 10% change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have impacted stockholders’ equity by approximately $11.5 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2021 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net Sales	$744.6	$714.8	$697.6
Cost of products sold	380.3	341.5	295.4
Gross Profit	364.3	373.3	402.2
Research and development	32.3	34.9	37.7
Selling and general expenses	300.3	332.6	399.1
Other expense, net	22.8	51.9	21.1
Operating Income (Loss)	8.9	(46.1)	(55.7)
Interest income	0.2	1.2	6.7
Interest expense	(3.3)	(15.6)	(15.0)
Income (Loss) Before Income Taxes	5.8	(60.5)	(64.0)
Income tax (provision) benefit	(0.6)	33.3	18.1
Net Income (Loss)	$5.2	$(27.2)	$(45.9)

Earnings (Loss) Per Share
Basic Earnings (Loss) Per Share	$0.11	$(0.57)	$(0.96)

Diluted Earnings (Loss) Per Share	$0.11	$(0.57)	$(0.96)

See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net Income (Loss)	$5.2	$(27.2)	$(45.9)
Other Comprehensive Income (Loss), Net of Tax
Defined benefit plans	0.4	0.2	(1.1)
Unrealized currency translation adjustments	(6.1)	3.8	2.8
Cash flow hedges	—	(0.1)	—
Total Other Comprehensive (Loss) Income, Net of Tax	(5.7)	3.9	1.7
Comprehensive (Loss) Income	$(0.5)	$(23.3)	$(44.2)

See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$118.5	$111.5
Accounts receivable, net of allowances	118.2	108.6
Income tax receivable	13.0	59.3
Inventories	150.3	168.9
Prepaid and other current assets	18.6	18.9
Total Current Assets	418.6	467.2
Property, Plant and Equipment, net	168.1	175.3
Operating Lease Right-of-Use Assets	38.6	48.3
Goodwill	801.6	802.5
Other Intangible Assets, net	141.2	157.7
Deferred Tax Assets	10.0	10.0
Other Assets	16.5	11.8
TOTAL ASSETS	$1,594.6	$1,672.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of operating lease liabilities	$14.7	$15.5
Trade accounts payable	56.4	67.6
Accrued expenses	68.1	83.2
Total Current Liabilities	139.2	166.3
Long-Term Debt	130.0	180.0
Operating Lease Liabilities	42.8	53.3
Deferred Tax Liabilities	9.6	5.7
Other Long-Term Liabilities	9.1	11.0
Total Liabilities	330.7	416.3

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 48,206,156 outstanding at December 31, 2021 and 47,917,583 outstanding at December 31, 2020	0.5	0.5
Additional paid-in capital	1,628.8	1,609.4
Accumulated deficit	(310.3)	(315.5)
Treasury stock	(21.3)	(9.8)
Accumulated other comprehensive loss	(33.8)	(28.1)
Total Stockholders’ Equity	1,263.9	1,256.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,594.6	$1,672.8
See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, shares in thousands)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2018	47,444	$0.5	$1,578.1	$(242.4)	132	$(5.3)	$(33.7)	$1,297.2
Net loss	—	—	—	(45.9)	—	—	—	(45.9)
Issuance of common stock upon the exercise or redemption of share-based awards	290	—	5.3	—	—	—	—	5.3
Stock-based compensation expense	—	—	10.5	—	—	—	—	10.5
Purchases of treasury stock	—	—	—	—	74	(3.6)	—	(3.6)
Other comprehensive income, net of tax	—	—	—	—	—	—	1.7	1.7
Balance at December 31, 2019	47,734	0.5	1,593.9	(288.3)	206	(8.9)	(32.0)	1,265.2
Net loss	—	—	—	(27.2)	—	—	—	(27.2)
Issuance of common stock upon the exercise or redemption of share-based awards	184	—	3.4	—	—	—	—	3.4
Stock-based compensation expense	—	—	12.1	—	—	—	—	12.1
Purchases of treasury stock	—	—	—	—	25	(0.9)	—	(0.9)
Other comprehensive income, net of tax	—	—	—	—	—	—	3.9	3.9
Balance at December 31, 2020	47,918	0.5	1,609.4	(315.5)	231	(9.8)	(28.1)	1,256.5
Net income	—	—	—	5.2	—	—	—	5.2
Issuance of common stock upon the exercise or redemption of share-based awards	288	—	6.2	—	—	—	—	6.2
Stock-based compensation expense	—	—	13.2	—	—	—	—	13.2
Purchases of treasury stock	—	—	—	—	349	(11.5)	—	(11.5)
Other comprehensive income, net of tax	—	—	—	—	—	—	(5.7)	(5.7)
Balance at December 31, 2021	48,206	$0.5	$1,628.8	$(310.3)	580	$(21.3)	$(33.8)	$1,263.9

See Notes to the Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income (loss)	$5.2	$(27.2)	$(45.9)
Depreciation and amortization	38.3	42.9	36.9
Stock-based compensation	13.2	12.1	10.5
Asset impairments	7.9	21.5	—
Net losses on asset dispositions	0.1	2.2	0.6
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(10.8)	45.8	(0.8)
Inventories, net of allowance	17.2	(21.8)	(21.3)
Prepaid expenses and other assets	(1.9)	1.4	30.8
Accounts payable	(11.9)	(18.9)	(83.6)
Accrued expenses	33.4	(74.3)	15.3
Deferred income taxes and other	(3.4)	13.8	(17.0)
Cash Provided by (Used in) Operating Activities	87.3	(2.5)	(74.5)
Investing Activities
Capital expenditures	(21.0)	(20.2)	(50.6)
Acquisition of assets and businesses, net of cash acquired	—	—	(57.5)
Acquisition of minority interest investment	—	(4.0)	—
Cash (Used in) Provided by Investing Activities	(21.0)	(24.2)	(108.1)
Financing Activities
Debt repayments	—	(249.8)	(0.2)
Line of credit facility proceeds	20.0	185.0	—
Line of credit facility repayments	(70.0)	(5.0)	—
Purchase of treasury stock	(11.5)	(0.9)	(3.6)
Proceeds from the exercise of stock options	6.2	3.4	5.3
Payment of contingent consideration liabilities	—	(2.7)	—
Cash (Used in) Provided by Financing Activities	(55.3)	(70.0)	1.5
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4.0)	2.9	1.9
Increase (Decrease) in Cash and Cash Equivalents	7.0	(93.8)	(179.2)
Cash and Cash Equivalents - Beginning of Year	111.5	205.3	384.5
Cash and Cash Equivalents - End of Year	$118.5	$111.5	$205.3

Supplemental Cash Flow Disclosure:
Cash (refund) paid for income taxes	$(45.0)	$—	$8.4
Cash paid for interest	$3.0	$16.8	$16.7
Supplemental Noncash Disclosure
Capital expenditures included in accounts payable or accrued expenses	$5.6	$3.4	$11.2

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
Goodwill and Other Intangible Assets
Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. The evaluation of goodwill involves comparing the current fair value of a reporting unit to its carrying value, including goodwill. We operate as a single operating segment with one reporting unit, and accordingly, our annual goodwill impairment test was based on an evaluation of the fair value of our Company as a whole, using a combination of income and market capitalization approaches. We completed the required annual goodwill impairment test as of July 1, 2021, and the fair value was substantially in excess of net asset carrying value.
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
Amounts billed are typically due within 30 days, with a 1% discount allowed for distributors if payments are made within 15 days. We estimate cash discounts based on historical experience and record the cash discounts as an allowance to trade receivables. The allowance for this cash discount is disclosed in “Supplemental Balance Sheet Information” under “Accounts Receivable” in Note 4. The differences between estimated and actual cash discounts are generally not material.
We allow for returns within a specified period of time, based on our standard terms and conditions, following customers’ receipt of the goods and estimate a liability for returns based on historical experience. The liability for estimated returns was $0.1 million and $0.1 million, respectively, as of December 31, 2021 and 2020. The differences between estimated and actual returns are generally not material.
Our contracts provide for forms of variable consideration including rebates, incentives and pricing tiers, each of which are described below:
Distributor Rebates - Sales to distributors, on a global basis, represents approximately 57% of our consolidated net sales. We provide for rebates on gross sales to distributors for differences between list prices and average end-user customer prices. Rebate rates vary widely (typically between 10% and 35%) between our product families. A liability for distributor rebates is estimated based on a moving average of rebate rates, specific customer trends, contractual provisions, historical experience and other relevant factors. The liability for estimated rebates was $14.3 million and $8.9 million, respectively, as of December 31, 2021 and 2020. Differences between our estimated and actual costs are generally not material and recognized in earnings in the period in the period such differences are determined.
Incentives - Globally, approximately 32% of our consolidated net sales are contracted through group purchasing organizations (“GPOs”). Incentives include fees paid to GPOs or small percentage rebates to distributors in conjunction with the sales volume of our products to end-user customers. A liability for incentives is estimated based on average incentive rates over a period of time. The liability for estimated incentives was $10.2 million and $13.6 million, respectively, as of December 31, 2021 and 2020. Differences between estimated and actual incentives are generally not material and recognized in earnings in the period such differences are determined.
Pricing tiers - In certain of our contracts, pricing is dependent on volumes purchased, with lower pricing given upon meeting certain established purchase volumes. Customers are placed in a pricing tier based on expected purchase volume, which is developed primarily using the customer’s purchase history. Depending on the customer’s purchases, we may move the customer up or down a tier, upon meeting or failing to meet certain established purchase volumes. Pricing in the new tier is applied to purchase orders prospectively. There are no retrospective adjustments based on movements between pricing tiers.
As of December 31, 2021, we had one customer who individually accounted for more than 10% of our consolidated accounts receivable balance, and one such customer as of December 31, 2020. The provision for doubtful accounts was a net benefit of

$0.5 million for the year ended December 31, 2021 compared to a net expense of $1.7 million for the year ended December 31, 2020. For the year end December 31, 2019, the provision for doubtful accounts was not material.
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
Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors’ Compensation Plan that provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants. Stock-based compensation is initially measured at the fair value of the awards on the grant date and is recognized in the financial statements over the period the employees are required to provide services in exchange for the awards, with forfeitures accounted for as they occur. The fair value of option awards is measured on the grant date using a Black-Scholes option-pricing model. The fair value of time-based and some performance-based restricted share awards is based on the Avanos stock price at the grant date and the assessed probability of meeting future performance targets. For performance-based restricted share units for which vesting is conditioned upon achieving a measure of total shareholder return, fair value is measured using a Monte Carlo simulation. Generally, new shares are issued to satisfy vested restricted stock units and exercises of stock options. See Note 12, “Stock-Based Compensation.”
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
As of December 31, 2021, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $34.5 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Tax Cuts and Jobs Act of 2017. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
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
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform. This ASU was prompted by the planned cessation of the London Interbank Offer Rate (“LIBOR”). This ASU applies to contract modifications that replace a reference rate and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Under this ASU, modifications to debt agreements may be accounted for by prospectively adjusting the effective interest rate. This ASU is effective as of March 12, 2020 through December 31, 2022 and may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In May 2021, the FASB issued ASU No. 2021-04, Issuers Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU requires accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity-classified after the modification or exchange based on the economic substance of the modification or exchange. The accounting is determined based on whether the transaction was done to issue equity, issue or modify debt or for other reasons. This ASU is to be applied prospectively for years beginning after December 15, 2021. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU pertains to acquired revenue contracts with customers in a business combination and addresses diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. This ASU is to be applied prospectively for years beginning after December 15, 2022. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
Note 2.    Restructuring
Our restructuring expenses for the years ended December 31, 2021, 2020 and 2019 are summarized in the table below:

	Year Ended December 31,
	2021	2020	2019
Post-Divestiture Restructuring Plan
Organizational Alignment and IT Transformation	$—	$(0.6)	17.8
Cost Transformation	10.2	2.8	2.3
Total Post-Divestiture Restructuring Plan	10.2	2.2	20.1
Integration and Restructuring of Business Acquisitions	—	0.5	9.1
2020 Restructuring	12.4	27.6	—
Total Restructuring Costs	$22.6	$30.3	$29.2
Post-Divestiture Restructuring Plan
In conjunction with the Divestiture, we began a multi-phase restructuring plan (the “Plan”) intended to align our organizational structure (“Organizational Alignment”), information technology platform (“IT Transformation”) and supply chain and distribution channels (“Cost Transformation”) to be more appropriate for the size and scale of our business. Organizational Alignment and IT Transformation are complete. Costs associated with Organizational Alignment and IT Transformation were included in “Cost of products sold” and “Selling and general expenses.” Only the final phase of the Plan, Cost Transformation, remained in progress in the year ended December 31, 2021. Expenses incurred for Cost Transformation were included in “Cost of products sold” and “Other expense, net.”
The Cost Transformation phase was initiated in June 2019, and is intended to optimize the Company’s procurement, manufacturing, and supply chain operations. Cost Transformation expenses were primarily consulting, noncash equipment write-offs and other expenses that were expensed as incurred. From the initiation of the Cost Transformation phase through December 31, 2021, we incurred $15.3 million of costs that were expensed as incurred and $5.4 million of costs that were capitalized. Costs associated with Cost Transformation are included in “Cost of products sold.” The Cost Transformation phase was substantially complete as of December 31, 2021.
Integration of Business Acquisitions
During the third quarter of 2019, we initiated activities to integrate the asset and business acquisitions completed in 2019 and 2018 into our operations, and where appropriate, re-align our organization accordingly. This includes Cool Systems, Inc. (“Game Ready”), which was acquired in 2018 and the 2019 acquisitions of Endoclear, LLC and Summit Medical Products, Inc. Cumulative plan expenses of $9.6 million were primarily for employee retention, severance and benefits and lease termination costs and were included in “Selling and general expenses.” The integration of our acquisitions were substantially complete as of December 31, 2020.
2020 Restructuring
In the fourth quarter of 2020, we initiated activities to reduce the size of our senior leadership team, consolidate certain operations within our pain management franchise, exit unprofitable lines of business and reduce the size of our office space to align with expected requirements following the COVID-19 pandemic. Costs were primarily associated with operating lease right-of-use asset impairments or lease terminations, impairment of intangible and other assets and employee severance and benefits. Cumulative plan expenses of $40.0 million were included in in “Cost of products sold,” “Selling and general expenses” and “Other expense, net.” The 2020 restructuring was substantially complete as of December 31, 2021.
Restructuring Liability
We have a liability for costs associated with our restructuring activities, which is summarized below (in millions):

	As of December 31,
	2021	2020
Balance, beginning of year	$7.2	$8.5
Total restructuring costs, excluding non-cash charges	12.6	7.7
Payments and adjustments, net	(19.7)	(9.0)
Balance, end of year	$0.1	$7.2
Note 3.     Goodwill
We test goodwill for impairment annually or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying amount. We operate as a single operating segment with one reporting unit, and accordingly, our annual goodwill impairment test was based on an evaluation of the fair value of our Company as a whole.
We completed our annual impairment test as of July 1, 2021, and based on a combination of income and market capitalization approaches, we determined that our fair value exceeded the net carrying value of our reporting unit.
The changes in the carrying amount of goodwill are as follows (in millions):

Balance at December 31, 2019	$800.9
Purchase accounting adjustment(a)	0.8
Currency translation adjustment	0.8
Balance at December 31, 2020	802.5
Currency translation adjustment	(0.9)
Balance at December 31, 2021	$801.6
_____________________________________________
(a)In 2019, we acquired $18.8 million of goodwill in conjunction with the acquisitions of Endoclear and Summit. This goodwill was subsequently increased by $0.8 million after the purchase price allocation was finalized in 2020.

Note 4.     Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	As of December 31,
	2021	2020
Accounts Receivable	$122.0	$113.2
Income tax receivable	13.0	59.3
Allowances and doubtful accounts
Doubtful accounts	(3.6)	(4.4)
Sales discounts	(0.2)	(0.2)
Accounts receivable, net	$131.2	$167.9
Additional information regarding the income tax receivable is included in “Income Taxes” in Note 9.
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Our provision for doubtful accounts was a net benefit of $0.5 million for the year ended December 31, 2021 compared to a net expense of $1.7 million for the year ended December 31, 2020. For the year end December 31, 2019, the provision for doubtful accounts was not material.
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consists of the following (in millions):

	As of December 31,
	2021			2020
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw Materials	$45.6	$2.1	$47.7	$43.9	$3.1	$47.0
Work in process	33.2	—	33.2	32.2	0.1	32.3
Finished goods	55.7	15.9	71.6	73.5	16.9	90.4
Supplies and other	—	6.8	6.8	—	6.7	6.7
	134.5	24.8	159.3	149.6	26.8	176.4
Excess of FIFO or weighted-average cost over LIFO cost	(9.0)	—	(9.0)	(7.5)	—	(7.5)
Total	$125.5	$24.8	$150.3	$142.1	$26.8	$168.9

We may distribute products bearing the Halyard brand through February 2023 under a royalty agreement we have with Owens & Minor, Inc. As of December 31, 2021, we had $4.4 million of inventory bearing the Halyard brand. Based on management’s expectations regarding sales of Halyard-branded products, we recorded an allowance of $3.4 million for the year ended December 31, 2021 compared to $5.9 million in 2020 and $0.5 million in 2019.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	As of December 31,
	2021	2020
Land	$1.1	$1.1
Buildings and leasehold improvements	48.0	46.8
Machinery and equipment	223.2	218.2
Construction in progress	32.0	23.3
	304.3	289.4
Less accumulated depreciation	(136.2)	(114.1)
Total	$168.1	$175.3
Property, plant and equipment includes $0.1 million and $0.1 million of interest that was capitalized in the years ended December 31, 2021 and 2020, respectively. There were $5.6 million and $3.4 million of capital expenditures in accounts payable as of December 31, 2021 and 2020, respectively.
For the year ended December 31, 2021, we wrote off approximately $6.0 million of machinery and equipment associated with research and development activities that were curtailed in connection with restructuring activities described under “2020 Restructuring” in Note 2.
Depreciation expense was $21.6 million, $23.5 million and $16.9 million, respectively, in the years ended December 31, 2021, 2020 and 2019. Depreciation expense in the years ended December 31, 2021 and 2020 includes depreciation on $59.3 million of capital that was placed in service in late 2019 associated with (i) implementation of a new IT platform and (ii) post-divestiture network separation.
Intangible Assets
Intangible assets subject to amortization consist of the following (in millions):

	As of December 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$90.9	$(64.0)	$26.9	$90.9	$(61.2)	$29.7
Patents and acquired technologies	271.7	(177.7)	94.0	282.0	(177.2)	104.8
Other	61.2	(40.9)	20.3	61.4	(38.2)	23.2
Total	$423.8	$(282.6)	$141.2	$434.3	$(276.6)	$157.7
Amortization expense for intangible assets is included in “Cost of products sold” and “Selling and general expenses” and was $16.7 million, $19.4 million and $20.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. In the year ended December 31, 2020, we recorded $7.8 million of impairment on certain acquired patents and technologies which was included in “Other expense, net”.
We estimate amortization expense for the next five years and beyond will be as follows (in millions):

For the years ending December 31,
2022	$16.1
2023	15.2
2024	15.1
2025	14.6
2026	14.1
Thereafter	66.1
Total	$141.2

Accrued Expenses
Accrued expenses consist of the following (in millions):

	As of December 31,
	2021	2020
Accrued rebates	$24.5	$22.5
Accrued salaries and wages	29.3	36.0
Accrued taxes and other	3.0	2.7
Other	11.3	22.0
Total	$68.1	$83.2
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	As of December 31,
	2021	2020
Taxes payable	$—	$0.4
Accrued compensation benefits	4.4	5.8
Other	4.7	4.8
Total	$9.1	$11.0
Note 5.     Business Acquisition
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), which is focused on the development and commercialization of treatments for knee pain caused by osteoarthritis and will enhance our chronic pain portfolio. The total purchase price paid was $130.0 million in cash at closing, on a cash-free debt-free basis and subject to adjustments based on the net working capital of OrthogenRx at closing, with an additional $30.0 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. The purchase price was funded by available cash on hand and the proceeds of borrowings, including from the incurrence of a new incremental tranche of term loans of $125.0 million, under the Company’s existing senior secured revolving credit facility which is described further in Note 8, “Debt”.
Note 6.    Leases
Our lease obligations relate primarily to our principal executive offices along with various manufacturing, warehouse and distribution facilities located throughout the world. For leases with terms greater than twelve months, we record an ROU asset and corresponding lease obligation. As of December 31, 2021, all our leasing arrangements were operating leases. Many of our leases include escalating rent payments, renewal options and termination options, which are considered in our determination of straight-line rent expense when appropriate. Many of our leases also include additional amounts for common area maintenance and taxes. We have elected not to separate lease and non-lease components in the determination of straight-line rent expense. For a majority of our leases, an implicit lease rate is not available. Accordingly, we use a rate that approximates our incremental secured borrowing rate.

The table below summarizes information related to ROU assets and lease liabilities that are included in the accompanying consolidated balance sheet (dollars in millions):

	As of December 31,
	2021	2020
Assets
Operating lease right-of-use assets	$38.6	$48.3

Liabilities
Current portion of operating lease liabilities	14.7	15.5
Operating lease liabilities	42.8	53.3
Total Operating Lease Liabilities	$57.5	$68.8

Weighted average remaining lease term	6.1 years	6.5 years
Weighted average discount rate	4.4%	4.3%
The table below summarizes costs and cash flows arising from our lease arrangements for the year ended December 31, 2021 (in millions):

	Year Ended December 31,
	2021	2020
Operating lease cost	$13.5	$22.6
Short-term lease cost	0.5	1.1
Variable lease cost	0.8	0.9
Total lease cost	$14.8	$24.6

Cash paid for amounts included in the measurement of lease liabilities	$16.4	$16.7
Right-of-use assets obtained in exchange for new operating lease liabilities	$1.5	$4.3

The future minimum obligations under operating leases having non-cancelable terms in excess of one year for the next five years and beyond will be (in millions):

For the years ending December 31,	Amount
2022	$15.0
2023	12.1
2024	8.6
2025	7.3
2026	6.6
Thereafter	16.0
Future minimum obligations	$65.6
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
Sublease Arrangements

In the year ended December 31, 2020, we entered into sublease arrangements for certain facilities that we vacated during the year. All of the sublease arrangements are accounted for as operating leases, have terms that align with the remaining terms on our original lease agreements and contain escalating rent provisions. In the year ended December 31, 2021, we recorded $0.6 million of rental income, which is included in “Other expense, net.” We expect to receive an aggregate of $0.7 million in rental payments over the next 2 years.
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
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

	Fair Value Hierarchy Level	December 31, 2021		December 31, 2020
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$118.5	$118.5	$111.5	$111.5
Liabilities
Senior secured revolving credit facility	2	130.0	130.0	180.0	180.0
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature.
The fair value of amounts borrowed under our Revolving Credit Facility approximates carrying value because borrowings are subject to a variable rate as described in “Debt” in Note 8. For the years ended December 31, 2021 and 2020, there were no transfers among Level 1, 2 or 3 fair value determinations. Transfers between levels occur when there are changes in the observability of inputs. Changes between levels are assumed to occur at the beginning of the year.
Note 8.    Debt
As of December 31, 2021 and 2020, our debt balances were as follows (in millions):

	Weighted- Average Interest Rate	Maturity	As of December 31,
			2021	2020
Senior secured revolving credit facility	1.60%	2023	$130.0	$180.0
We have a senior secured revolving credit facility under our existing credit agreement that matures on October 30, 2023 which allows for borrowings up to $250.0 million, with a letter of credit sub-facility in an amount of $25.0 million.
Borrowings under the senior secured revolving credit facility bear interest, at our option, at either (i) an adjusted term SOFR rate, plus a margin ranging between 1.50% to 2.25% per annum, depending on our consolidated total leverage ratio, or (ii) the base rate plus a margin ranging between 0.50% to 1.25% per annum, depending on our consolidated total leverage ratio. The unused portion of our senior secured revolving credit facility will be subject to a commitment fee equal to (i) 0.25% per annum, when our consolidated total leverage ratio is less than 2.25 to 1.00 and (ii) 0.375% per annum, otherwise.
As of December 31, 2021, we had $130.0 million outstanding and letters of credit of $1.3 million issued under the senior secured revolving credit facility.
On January 20, 2022, we incurred $125.0 million of term loans (the “Tranche A Term Loans”) under an incremental agreement dated as of December 22, 2021, which supplemented the existing credit agreement. The proceeds of the Tranche A Term Loans were used to fund a portion of the purchase price and to pay fees and expenses related to the OrthogenRx, Inc. acquisition which is described further in Note 5, “Business Acquisition”.
The unpaid principal amount of the Tranche A Term Loans is due and payable by the Company upon the maturity of the existing credit agreement on October 30, 2023. We have the right to voluntarily prepay the Tranche A Term Loans from time to time in accordance with the existing credit agreement. Interest on the Tranche A Term Loans is payable at the same rates set forth above for the senior secured revolving credit facility. The Tranche A Term Loans, together with all other obligations owing under the existing credit agreement including the senior secured revolving credit facility, are secured by substantially all the assets of the Company and certain of its subsidiaries located in the United States and a certain percentage of the capital stock of the Company’s foreign subsidiaries. The other terms and conditions of the Tranche A Term Loans are governed by the existing credit agreement (as amended including as supplemented by the incremental agreement).
Debt Covenants
We are subject to covenants in the existing credit agreement that, among other things, limit our ability and the ability of certain of our subsidiaries to:
•incur additional indebtedness, guarantee indebtedness or issue disqualified stock or preferred stock;
•pay dividends on, repurchase or make distributions in respect of our capital stock or prepay certain subordinated indebtedness;
•make certain investments or acquisitions;
•sell, transfer or otherwise convey certain assets;
•create liens;
•enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our and our subsidiaries’ assets; and
•enter into transactions with affiliates.
Pursuant to the restrictive covenants that limit our ability to pay dividends, we have the ability to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the credit agreement, provided that we are in compliance with all required covenants, there are no events of default and upon meeting certain financial ratios.
Our existing credit agreement also includes financial covenants which require us not to exceed a certain consolidated net secured leverage ratio and to maintain a consolidated interest coverage ratio above a certain level. These financial covenants are tested quarterly.
As of December 31, 2021, we were in compliance with all of our debt covenants. As of December 31, 2021, our repayment requirements in the next five years includes any balance remaining on our senior secured revolving credit facility and Tranche A Term Loans, which are due on October 30, 2023.
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

The components of income (loss) before income taxes, and the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Income (loss) before income taxes
United States	$2.8	$(50.8)	$(61.8)
Foreign	3.0	(9.7)	(2.2)
Total	5.8	(60.5)	(64.0)
Income tax provision (benefit):
Current:
United States	(5.2)	(47.0)	(3.6)
State	0.8	0.4	(0.3)
Foreign	1.5	1.7	0.8
Total	(2.9)	(44.9)	(3.1)
Deferred:
United States	3.5	13.4	(11.6)
State	(0.1)	(1.9)	(3.2)
Foreign	0.1	0.1	(0.2)
Total	3.5	11.6	(15.0)
Total income tax provision (benefit)	$0.6	$(33.3)	$(18.1)
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act allows for the carryback of U.S. net operating losses, which were expected to be used in future years, to prior years resulting in a $2.8 million and $25.1 million benefit that was recognized in the year ended December 31, 2021 and December 31, 2020, respectively.
As of December 31, 2021, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $34.5 million. Certain earnings were previously subject to tax due to the one-time transition tax of the 2017 Tax Cuts and Jobs Act. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
Major differences between the federal statutory rate and the effective tax rate are as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Rate of state income taxes, net of federal tax benefit	9.4	2.3	4.5
Statutory rate other than U.S. statutory rate	7.9	5.2	(2.0)
Foreign derived intangible income	—	—	5.5
Foreign tax credit carryback	35.3	—	1.9
Valuation allowance	17.3	(9.7)	(1.8)
Uncertain tax positions	(7.5)	—	—
Capital Loss Carryback	(84.1)	—	—
CARES Act	(48.8)	41.5	—
DOJ Deferred Prosecution Agreement	48.4	—	—
Nondeductible officer’s compensation	22.3	(2.0)	(1.0)
U.S. federal research and development credit	(22.8)	2.5	3.1
Share based compensation windfall tax deduction	9.2	(2.5)	(0.2)
Other, net	2.4	(3.3)	(2.7)
Effective tax rate	10.0%	55.0%	28.3%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities (in millions):

	As of December 31,
	2021	2020
Deferred tax assets
Accrued liabilities	$7.9	$13.4
Stock-based compensation	5.6	5.9
Net Operating Losses	18.1	20.2
Inventories	—	1.6
Foreign Tax Credits	18.6	17.9
Federal Research Tax Credits	4.8	3.5
Operating Lease Obligations	9.6	11.5
Other	4.0	4.0
	68.6	78.0
Valuation allowance	(8.4)	(7.0)
Total deferred tax assets	60.2	71.0

Deferred tax liabilities
Intangibles, net	28.1	29.6
Operating Lease Right of Use Assets	5.1	6.7
Inventories	7.1	—
Property, plant and equipment, net	18.7	30.1
Other	0.8	0.3
Total deferred tax liabilities	59.8	66.7
Net deferred tax assets (liabilities)	$0.4	$4.3
Valuation allowances increased $1.4 million during the year ended December 31, 2021. Valuation allowances at the end of 2021 and 2020 primarily relate to tax credits and income tax loss carryforwards.
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
At December 31, 2021, we have credit carryforwards for federal income tax purposes of $23.2 million, all of which will expire between 2025 and 2041. We also have net operating loss carryforwards for federal income tax purposes of $17.9 million, of which $10.3 million will expire between 2030 and 2037. The remaining net operating losses are available for carryforward indefinitely.
At December 31, 2021, we have credit carryforwards for state income tax purposes of $1.1 million, of which $0.4 million will expire between 2025 and 2028. We also have net operating loss carryforwards for state income tax purposes of $131.0 million, some of which will expire between 2022 and 2040 and others that will remain available for carryforward indefinitely. We also have certain foreign subsidiaries with net operating loss carryforwards for income tax purposes of $23.7 million, of which $2.1 million will expire in 2029. The remaining net operating losses are available for carryforward indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in millions):

	As of December 31,
	2021	2020
Beginning of year	$0.5	$0.5
Gross increases for tax positions of prior years	—	—
Gross decreases for tax positions of prior years	—	—
Decreases for settlements with taxing authorities	—	—
Decreases for lapse of the applicable statute of limitations	(0.5)	—
End of year	$—	$0.5
The amount, if recognized, that would affect our effective tax rate for December 31, 2021 is zero and $0.4 million for December 31, 2020.
We classify interest and penalties on uncertain tax benefits as income tax expense. As of each year ended December 31, 2021 and 2020, before any tax benefits, we had zero and $0.3 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
Federal and state income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. The state effect of any changes to filed federal positions remains subject to examination by various states for a period of up to two years after formal notification to the states.
Note 10.    Employee Benefit Plans
Defined Contribution Plans
Eligible employees participate in our defined contribution plans. Our 401(k) plan and supplemental plan provide for a matching contribution of a U.S. employee’s contributions and accruals, subject to predetermined limits. Avanos also has defined contribution pension plans for certain employees outside the U.S. in which eligible employees may participate. We recognized $6.6 million, $7.9 million and $8.4 million, respectively, of expense for our matching contributions to the 401(k) plan in the years ended December 31, 2021, 2020 and 2019, respectively. Our matching contributions to the 401(k) plan are recognized in cost of products sold, research and development and selling and general expenses in our consolidated income statements.
Defined Benefit Plans
Certain plans in our international operations are our direct obligation, and therefore, the related funded status has been recorded within our consolidated balance sheet. These plans are primarily unfunded and the aggregated projected benefit obligation was $3.8 million and $4.9 million as of December 31, 2021 and 2020, respectively. Net periodic pension cost for the years ended December 31, 2021, 2020 and 2019 was $0.8 million, $0.7 million and $0.5 million, respectively. Over the next ten years, we expect gross benefit payments to be $1.1 million in total for the years 2022 through 2026, and $0.3 million in total for the years 2027 through 2031.
Note 11. Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance, December 31, 2018	$(34.3)	$0.1	$0.5	$(33.7)
Other comprehensive income (loss)	2.8	—	(1.1)	1.7
Balance, December 31, 2019	(31.5)	0.1	(0.6)	(32.0)
Other comprehensive income (loss)	3.8	(0.1)	0.2	3.9
Balance, December 31, 2020	(27.7)	—	(0.4)	(28.1)
Other comprehensive income (loss)	(6.1)	—	0.4	(5.7)
Balance, December 31, 2021	$(33.8)	$—	$—	$(33.8)

The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Unrealized translation	$(6.1)	$3.8	$2.8

Defined benefit pension plans	0.5	0.3	(1.4)
Tax effect	(0.1)	(0.1)	0.3
Defined benefit pension plans, net of tax	0.4	0.2	(1.1)

Cash flow hedges	—	(0.1)	—
Tax effect	—	—	—
Cash flow hedges, net of tax	—	(0.1)	—

Change in AOCI	$(5.7)	$3.9	$1.7
Note 12.    Stock-Based Compensation
The Avanos Medical, Inc. Long Term Incentive Plan and the Avanos Medical, Inc. Outside Directors’ Compensation Plan (together, the “Equity Plans”) provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants of Avanos or its subsidiaries. A maximum of 3.9 million shares of Avanos common stock may be issued under the Equity Plans, and there were 1.2 million shares remaining available for issuance as of December 31, 2021.
The Avanos Medical, Inc. Employee Stock Purchase Plan (“ESPP”) allows for employee contributions to purchase shares of the Company’s common stock at a 15% discount off the closing price at the end of each offering period. The ESPP is available to all employees meeting the eligibility requirements defined in the ESPP. Offering periods will generally be six month periods ending on June 30 and December 31 of each year. Employees may contribute up to 25% of their compensation, subject to a maximum of $25,000 into the ESPP each year. A maximum of 1 million common shares may be issued under the ESPP, and there were 0.9 million shares remaining available as of December 31, 2021.

Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Sales and general expenses.” Stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 is shown in the table below (in millions):

	Year Ended December 31,
	2021	2020	2019
Stock options	$1.9	$2.7	$2.9
Time-based restricted share units	8.9	6.3	3.7
Performance-based restricted share units	2.1	2.8	3.8
Employee stock purchase plan	0.3	0.3	0.1
Total stock-based compensation	$13.2	$12.1	$10.5

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
There were no options awarded in the year ended December 31, 2021. The weighted-average fair value of options granted in 2020 and 2019 was $9.82 and $11.60, respectively, based on the following assumptions:

	Year Ended December 31,
	2020	2019
Volatility	41%	30%
Risk-free rate	0.3%	2.3%
Expected term (Years)	4	4
Dividend Yield	0%	0%
A summary of stock option activity is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	1,473	$39.24
Exercises	(130)	36.76
Forfeitures	(53)	41.46
Outstanding at December 31, 2021	1,290	$39.40	5.2	$2.1
Vested and exercisable at December 31, 2021	1,036	$41.03	4.5	$1.0

The following table summarizes information about options outstanding as of December 31, 2021:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Shares (in thousands)	Weighted-Average Remaining Contractual Term (Years)	Shares (in thousands)	Weighted-Average Exercise Price
$25.00	to	$35.00	390	6.8	203	$29.55
$35.00	to	$45.00	535	5.0	468	39.99
$45.00+			365	3.8	365	48.74
			1,290	5.2	1,036	$41.03
Options with aggregate intrinsic values of $1.6 million, $0.7 million and $1.4 million were exercised in the years ending December 31, 2021, 2020 and 2019, respectively. The tax benefits from exercises were not material in 2021, 2020 or 2019. For stock options outstanding at December 31, 2021, we expect to recognize an additional $1.4 million of expense over the remaining average service period of less than one year.
Restricted Share Units
Restricted shares, time-vested restricted share units and performance-based restricted share units granted to employees and directors are valued at the closing market price of our common stock on the grant date with vesting conditions determined upon approval of the award. Time-vested restricted share units are subject to a minimum service period of generally three years.
A summary of time-vested restricted share unit activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2020	722	$34.99
Granted	335	42.16
Vested	(127)	39.58
Forfeited	(90)	37.94
Outstanding at December 31, 2021	840	$36.84
For time-vested restricted share units outstanding at December 31, 2021, we expect to recognize an additional $15.3 million of expense over the remaining average service period of two years.
Performance-based restricted share units are subject to achievement of certain service and performance targets over a restricted period of three years. A summary of performance-based restricted share unit activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2020	—	$—
Granted	63	47.94
Forfeited	(7)	47.94
Outstanding at December 31, 2021	56	$47.94
For performance-based restricted share units outstanding at December 31, 2021, we expect to recognize an additional $2.0 million of expense over the remaining average service period of two years.
We issued restricted share units for which vesting is conditioned on meeting a defined measure of total shareholder return (“TSR units”) over a restricted period of three years. Total shareholder return is measured as our stock price performance over the restricted period compared to defined group of peer companies. The expense recognition for TSR units differs from awards with service or performance conditions in that the expense is recognized over the restricted period regardless of whether the total shareholder return target is met or not, while expense for awards with service and performance conditions is recognized based on the number of awards expected to vest. The fair value of TSR units were determined using a Monte Carlo simulation with a volatility assumption based on our average stock-price volatility over the restricted period. No TSR units were awarded in the years ended December 31, 2021 or 2020. The volatility assumption was 29% and the weighted average fair value was $52.36 for awards granted in 2019.
A summary of TSR unit activity is presented below.

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2020	173	$59.61
Forfeited	(84)	67.27
Outstanding at December 31, 2021	89	$52.36
For TSR units outstanding at December 31, 2021, we expect to recognize an additional $0.5 million of expense over the weighted average remaining restricted period of less than one year.
Note 13.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our 2014 spin-off from Kimberly-Clark, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters. For the year ended December 31, 2021, we incurred $15.0 million with respect to such indemnification-related matters, compared to $27.5 million and $22.5 million in the years ended December 31, 2020 and 2019, respectively. Expenses incurred are included in “Other expense, net.”
Government Investigation
In June 2015, we were served with a subpoena from the Department of Veterans Affairs Office of the Inspector General (“VA OIG”) seeking information related to the design, manufacture, testing, sale and promotion of MicroCool and other surgical gowns produced by the Company. In July 2015, we became aware that the VA OIG subpoena and an earlier VA OIG subpoena served on Kimberly-Clark requesting information about gown sales to the federal government were related to a United States Department of Justice (“DOJ”) investigation. In May 2016, April 2017 and September 2018, we received additional subpoenas from the DOJ seeking further information related to the Company’s surgical gowns.
On July 6, 2021, we entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ that resolved their criminal investigation related to our MicroCool surgical gowns. Pursuant to the terms of the DPA, in July 2021 the Company made a payment of $22.2 million. We continue to comply with the terms of the DPA.
Patent Litigation
We operate in an industry characterized by extensive patent litigation. Competitors may claim that our products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require us to make significant royalty payments in order to continue selling the affected products.
At any given time, we may be involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time.
On November 4, 2019, we filed the matter styled Avanos Medical Sales LLC v Medtronic Sofamor Danek USA, Inc., et al. (No. 2:19-cv-02754-JPM-TMP (W.D. Tenn.)), alleging that Medtronic’s manufacture, marketing, sale and importation of the Accurian cooled radiofrequency ablation system infringes certain claims of U.S. Patent 8,822,755. On June 1, 2020, Medtronic petitioned the U.S. Patent and Trademark Office (“USPTO”) for an inter partes review (“IPR”) of the patent at issue in the litigation. On October 23, 2020, the USPTO instituted an IPR. On August 27, 2021, the USPTO issued a Final Written Decision upholding the patentability of our patent.
On October 15, 2021, the parties resolved the dispute between them by signing a settlement and license agreement (“Medtronic Settlement Agreement”). Pursuant to the Medtronic Settlement Agreement, Medtronic paid Avanos an undisclosed amount and the parties dismissed the pending actions between them related to U.S. Patent 8,822,755.
General
While we maintain general and professional liability, product liability and other insurance, our insurance policies may not cover all of these matters and may not fully cover liabilities arising out of these matters. In addition, we may be obligated to indemnify our directors and officers against these matters.
We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For any matters that are reasonably possible to result in loss and for which no possible loss or range of loss is disclosed in this report, management has determined that it is unable to estimate the possible loss or range of loss because, in each case, at least the following facts applied: (a) the matter is at an early stage of the proceedings; (b) the damages are indeterminate, unspecified or determined to be immaterial; and (c) significant factual issues have yet to be resolved. At present, although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate resolution of any pending legal proceeding to which we are a party will not have a material adverse effect on our business, financial condition, results of operations or liquidity.
Environmental Compliance
We are subject to federal, state and local environmental protection laws and regulations with respect to our business operations. We believe we are operating in compliance with, or are taking action aimed at ensuring compliance with, these laws and regulations. None of our compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.
Note 14.    Earnings Per Share (“EPS”)
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period, as determined using the treasury stock method. The calculation of basic and diluted EPS for each of the three years ended December 31, 2021, 2020 and 2019 is set forth in the following table (in millions, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$5.2	$(27.2)	$(45.9)

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	48.1	47.8	47.6
Dilutive effect of stock options and restricted share unit awards	0.5	—	—
Diluted weighted average shares outstanding	48.6	47.8	47.6

Earnings (Loss) Per Share:
Basic Earnings (Loss) Per Share	$0.11	$(0.57)	$(0.96)

Diluted Earnings (Loss) Per Share	$0.11	$(0.57)	$(0.96)
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
For the year ended December 31, 2021, 1.4 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 15.    Business and Products Information
We conduct our business in one operating and reportable segment that provides our medical device products to healthcare providers and patients in more than 90 countries with manufacturing facilities in the United States and Mexico.
We provide a portfolio of innovative product offerings focused on pain management and chronic care to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Chronic Care:
Digestive health	$322.2	$294.1	$266.9
Respiratory health	157.6	177.1	146.8
Total Chronic Care	479.8	471.2	413.7
Pain Management:
Acute pain	162.7	157.4	184.0
Interventional pain	102.1	86.2	99.9
Total Pain Management	264.8	243.6	283.9
Total Net Sales	$744.6	$714.8	$697.6

Chronic care is a portfolio of products that include the following:
•Digestive health products such as our Mic-Key enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions. In the years ended December 31, 2021 and 2020, our legacy enteral feeding tubes, which includes our Mic-Key enteral feeding tubes, and our Corpak feeding solutions each accounted for more than 10% of our consolidated net sales. In the year ended December 31, 2019, only our legacy digestive health products accounted for more than 10% of our consolidated net sales.
•Respiratory health products such as our closed airway suction systems and other airway management devices under the Ballard, Microcuff and Endoclear brands. In the years ended December 31, 2021, 2020 and 2019, our closed airway suction systems accounted for more than 10% of our consolidated net sales.
Pain management is a portfolio of non-opioid pain solutions including:
•Acute pain products such as On-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems. In the years ended December 31, 2021, 2020 and 2019, our surgical pain products, which includes both On-Q and ambIT pumps, accounted for more than 10% of our consolidated net sales.
•Interventional pain solutions, which provide minimally invasive pain relief therapies, such as our Coolief pain therapy. In the years ended December 31, 2021, 2020 and 2019, products associated with our Coolief pain therapy accounted for more than 10% of our consolidated net sales.
Liabilities for estimated returns, rebates and incentives as of December 31, 2021 and 2020 are presented in the table below (in millions):

	As of December 31,
	2021	2020
Accrued rebates	$14.3	$8.9
Accrued incentives	10.2	13.6
Accrued rebates and incentives (See Note 1)	24.5	22.5
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$24.6	$22.6
__________________________________________________
(a)Accrued sales returns are included in “Other” in the accrued expenses table in “Supplemental Balance Sheet Information” in Note 4.
For the year ended December 31, 2021, 2020 and 2019, net sales to external customers in the United States were $521.6 million, $481.6 million and $481.2 million, respectively. Globally, three customers accounted for 10% or more of our consolidated net sales in the year ended December 31, 2021. Globally, two customers accounted for 10% or more of our consolidated net sales in the year ended December 31, 2020. No customers accounted for more than 10% of our consolidated net sales in 2019.
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
Property, plant and equipment held domestically and in foreign countries is as follows (in millions):

	As of December 31,
	2021	2020
Domestic	$101.4	$110.0
Foreign	66.7	65.3
Total Property, Plant and Equipment	$168.1	$175.3

Note 16.    Share Repurchase Program
On December 15, 2021, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase up to $30 million of our common stock. We established a pre-arranged trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Rule 10b5-1 trading plan permits common stock to be repurchased over a twelve-month period. The Rule10b5-1 plan is administered by an independent broker and is subject to the preset price, volume and timing restrictions set forth in the plan.
Purchases of common stock under the 10b5-1 trading plan through December 31, 2021 are summarized in the table below:

Shares Repurchased		Aggregate Purchase Price (in millions)		Amount Remaining in Program for Purchase (in millions)
Fourth Quarter 2021	Program to Date		Average Price per Share
323,140	323,140	$10.7	$33.04	$19.3
From January 1, 2022 to January 28, 2022, we repurchased 588,293 shares of our common stock for $19.3 million, or $32.85 per share.
In addition to the share repurchase program, we withheld 25,705 shares of common stock for $0.8 million in taxes associated with stock-based compensation transactions in the year ended December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Avanos Medical, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avanos Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Net Sales/Accrued Expenses - Refer to Notes 1 and 15 to the consolidated financial statements
Critical Audit Matter Description
The Company generally distributes its products through wholesale distributors, and in many cases, discounts to the net selling prices are determined based on the contractual arrangements that the Company has with its end user groups’ purchasing organizations. The Company’s contracts provide for variable consideration, including rebates. Sales are reported net of distributor rebates that are estimated based on the historical difference between list prices and average end user contract prices and the quantity of products expected to be sold to end users. Total rebates due to customers that were not settled as of December 31, 2021, was $14.3 million and are included in accrued expenses as of December 31, 2021.
The Company must make certain judgments to estimate the liability for rebates as of the fiscal year end. The judgment of determining the liability includes estimating the quantity of products to be sold to end user customers and determining the difference in the product’s list price and the average end user customers’ prices. Due to the extent of subjectivity in management’s estimation, our audit in this area involves especially subjective judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of rebates included the following, among others:

•We tested effectiveness of internal controls related to the accounting for rebates, including those over the estimates of quantity of products to be sold to end user customers and the difference in the product’s list price and the average end user prices.
•We tested the accuracy and evaluated the relevance of the historical rebate data as an input to the estimated rebates by agreeing rebate rates to contractual arrangements.
•We conducted historical trend analysis of rebates paid as a percentage of gross sales.
•We performed a comparison of historical rebates paid compared to rebates recorded to evaluate management’s historical estimates.
•We evaluated whether the estimated rebates were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Atlanta, Georgia
February 23, 2022
We have served as the Company’s auditor since 2013.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer believe that, as of December 31, 2021, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. Management’s evaluation was based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021.
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

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avanos Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.
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
February 23, 2022

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2022 Proxy Statement for the Annual Meeting of Stockholders (the “2022 Proxy Statement”) are incorporated in this Item 10 by reference:
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
The names and ages of our executive officers as of February 23, 2022, together with certain biographical information, are as follows:

Name	Position
Joseph F. Woody	Chief Executive Officer
Michael C. Greiner	Senior Vice President and Chief Financial Officer
David E. Ball	Senior Vice President - Global Supply Chain & Procurement
Arjun R. Sarker	Senior Vice President - International
William D. Haydon	Senior Vice President and General Manager, Pain Management
Kerr W. Holbrook	Senior Vice President and General Manager, Chronic Care
Mojirade James	Senior Vice President and General Counsel

Joseph F. Woody, age 56, was appointed as Chief Executive Officer on June 26, 2017. Mr. Woody has more than 20 years of experience in the healthcare sector. Prior to joining the Company, Mr. Woody served as Director, President and Chief Executive Officer of Acelity Holdings, Inc. (“Acelity”), a global advanced wound care and regenerative medicine company, from August 2015 until April 2017. Prior to that, Mr. Woody served as President and Chief Executive Officer for the combined organization of Kinetic Concepts, Inc. (“KCI”), LifeCell Corporation (“LifeCell”), and Systagenix Wound Management B.V., which became Acelity, from September 2013 until August 2015. Prior to that, Mr. Woody served in leadership roles at KCI and LifeCell from November 2011 until September 2013, having been promoted to President and Chief Executive Officer of KCI in January 2012 and interim Chief Executive Officer of LifeCell in April 2013. Previously, Mr. Woody served as global president of Vascular Therapies for Covidien plc, and global president for Smith & Nephew Advanced Wound Management, and he held other leadership positions at Alliance Imaging, Inc., Acuson and GE Medical Systems.
Michael C. Greiner, age 49, was appointed as Senior Vice President and Chief Financial Officer on January 1, 2020. Mr. Greiner brings to Avanos more than 20 years of experience in corporate finance, accounting, treasury, and M&A strategy development and execution. He most recently served as Executive Vice President and CFO for AngioDynamics, Inc., a publicly listed medical device company (NASDAQ: ANGO), where he played an integral role in transforming and optimizing its product portfolio through both internal development and M&A. Prior to that, Mr. Greiner was the CFO at Extreme Reach, Inc., a cloud-based enterprise platform for brand advertising, responsible for all finance and human resource operations. Earlier in his career, Mr. Greiner held several senior executive roles, including Senior Vice President corporate finance and Chief Accounting Officer at Cimpress N.V. (formerly known as Vistaprint N.V.), global controller for GE’s Water and Processing Technologies division, as well as leadership roles at Bausch & Lomb and Wyeth.

David E. Ball, age 63, was appointed as Senior Vice President, Global Supply Chain & Procurement on December 17, 2018. His significant operations and R&D leadership experience includes more than 30 years in a variety of manufacturing, service, engineering, and quality positions within GE Healthcare, GE Transportation Systems, Hill-Rom, as well as Harris Corp.’s Communications and Aerospace Systems divisions. Prior to joining Avanos, Dave served as Senior Vice President of Operations for Acelity, where he led the company’s global manufacturing operations and oversaw its inventory, supply chain, procurement and facilities functions. In that role, he was instrumental in optimizing Acelity’s cost structure and sustaining the savings throughout the company’s expansion.
Arjun R. Sarker, age 56, was appointed as Senior Vice President - International as of April 2, 2018. Mr. Sarker joined the Company in January 2017 as Vice President and General Manager of the Company’s Asia-Pacific business. Prior to joining the Company, from 2007 to 2017, he held various leadership roles in general management and finance at Medtronic/Covidien. Prior to that, he worked at Honeywell in its specialty materials portfolio, at a British distribution group and at a public accounting firm. He is a former member of the advisory board of CFO Asia magazine, a regular panelist at Economist CFO roundtables and was co-chairman of the Medical Devices committee in AMCHAM India.
William D. Haydon, age 55, was appointed as Senior Vice President and General Manager, Pain Management on August 31, 2020. Mr. Haydon brings to Avanos over 25 years of experience in finance, global marketing, and strategic business development. He most recently served as Senior Vice President and General Manager for Cantel, a publicly listed medical device company, where he played an integral role in restructuring of the sales organization, and in global strategic planning. Prior to that, Mr. Haydon held leadership positions in several medical device and medical technology companies including Bayer Healthcare, AGA Medical Corporation, ev3, Inc., and Boston Scientific Corporation.
Kerr W. Holbrook, age 55, was appointed as Senior Vice President and General Manager, Chronic Care in May 2019. Mr. Holbrook has more than 25 years of experience in the medical device, pharmaceutical and biotechnology industries. From March 2015 to November 2018, Mr. Holbrook served as Chief Commercial Officer for AlloSource, a biologics and regenerative medicine business focused on the spine, sports and orthopedics markets. Prior to AlloSource, Mr. Holbrook held executive positions, including Group Vice President, Strategy, Portfolio Management & Business Development, with Covidien, now part of Medtronic’s minimally invasive therapies group. Mr. Holbrook started his career with Eli Lilly & Company and subsequently led marketing and business development functions for McKesson Corporation.
Mojirade James, age 55, was appointed as Senior Vice President and General Counsel in July 2021. Ms. James has more than 25 years of diversified legal experience, including vast experience supporting the development and commercialization of innovative drugs, biologics and vaccines. From September 2018 to June 2021, Ms. James held senior management positions, including Executive Vice President, Chief Legal and Compliance Officer, of Tmunity Therapeutics, a biotherapeutics company. Prior to that, from February 2012 to September 2017, she held senior management positions, including Senior Vice President, General Counsel and Corporate Secretary, of Iroko Pharmaceuticals, a global specialty pharmaceutical company. Her experience also includes working as an attorney at Wyeth and Pfizer and at the law firm Shearman & Sterling.
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of the 2022 Proxy Statement captioned “Compensation Discussion and Analysis,” “Compensation Tables,” “Director Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the section of the 2022 Proxy Statement captioned “Other Information—Security Ownership Information” is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in thousands) (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders(1)	2,275(2)	$39.40	1,216
(1)    Includes (i) the Halyard Health, Inc. Equity Participation Plan, effective November 1, 2014 (the “2014 Plan”), (ii) the Avanos Medical, Inc. 2021 Long Term Incentive Plan, effective April 29, 2021 (together with the 2014 Plan, the “Employee Plans”), and (iii) the Halyard Health, Inc. Outside Directors’ Compensation Plan, effective November 1, 2014 (the “Director Plan”).

(2)    Includes 431 restricted share units granted under the Employee Plans (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares issued may vary, depending on actual performance). Upon vesting, a share of Avanos common stock is issued for each restricted share unit. Column (a) also includes 498 restricted share units granted under the Director Plan. Under the Director Plan, upon retirement from, or any other termination of service from the Board, a share of Avanos common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price.
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of the 2022 Proxy Statement captioned “Other Information—Transactions with Related Persons” and “Corporate Governance—Director Independence” is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the sections of the 2022 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Auditors” is incorporated in this Item 14 by reference.
Deloitte & Touche LLP issued its audit report on the consolidated financial statements from Atlanta, Georgia. Deloitte & Touche LLP’s PCAOB ID number is 34.

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
2.1
Distribution Agreement, dated October 31, 2014, by and between Halyard Health, Inc. and Kimberly-Clark Corporation, incorporated by reference to Exhibit 2.1 of our Current Report filed on November 4, 2014

2.2
Merger Agreement, dated December 13, 2021, by and among Avanos Medical, Inc., Avent, Inc., Orthogen Merger Sub, Inc. and OrthogenRx, Inc., incorporated by reference to Exhibit 2.1 of our Current Report filed on January 21, 2022

3.1	Second Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 6, 2020
3.2	Sixth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 6, 2020
4.1
First Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2021, by and among Avanos Medical, Inc. and Citibank N.A., as administrative agent, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on January 21, 2022

4.2
Incremental Agreement, dated December 22, 2021, by and among Avanos Medical, Inc., the guarantors party thereto, the lenders party thereto, Citibank N.A., as administrative agent, and J.P. Morgan Chase Bank N.A. and MUFG Bank, LTD, as joint lead arrangers, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 21, 2022

4.3	Description of Avanos Medical, Inc. Securities, incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed on February 19, 2021
10.1	Deferred Prosecution Agreement dated July 6, 2021, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 9, 2021
*10.2	Employment Offer Letter dated June 20, 2017 for Joseph Woody, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2017
*10.3	Employment Offer Letter dated March 22, 2018 for Arjun Sarker, incorporated by reference to Exhibit 10.1(a) to our Quarterly Report on Form 10-Q filed on May 2, 2018
*10.4	Employment Offer Letter dated December 12, 2019 for Michael Greiner, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2019
*10.5	Employment Offer Letter dated July 21, 2010 for William Haydon, incorporated by reference to Exhibit 10.1(a) to our Quarterly Report on Form 10-Q filed on November 3, 2020
*10.6	Employment Offer Letter dated dated May 21, 2021 for Mojirade James, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 3. 2021
*10.7	Halyard Health, Inc. Equity Participation Plan, effective as of November 1, 2014, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on November 4, 2014
*10.8	Form of Award Agreement related to Halyard Health, Inc. Equity Participation Plan, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on November 4, 2014

Exhibit Number	Description
*10.9	Form of Award Agreements, as amended, related to Halyard Health, Inc. Equity Participation Plan, incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on February 19, 2021
*10.10	Halyard Health, Inc. Outside Directors’ Compensation Plan, effective as of November 1, 2014, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on November 4, 2014
*10.11
Form of Terms and Conditions of Awards under the Halyard Health, Inc. Outside Directors’ Compensation Plan, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on November 4, 2014

*10.12	Halyard Health, Inc. Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 31, 2017
*10.13	Halyard Health, Inc. Amended and Restated Severance Pay Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 31, 2017
*10.14	Avanos Medical, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on August 7, 2019
*10.15	Avanos Medical, Inc. 2021 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on July 19, 2021
*10.16	Form of Award Agreements related to the Avanos Medical, Inc. 2021 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 3, 2021
21	Subsidiaries of the Corporation, filed herewith.
23	Consent of Independent Registered Public Accounting Firm, filed herewith.
24	Powers of Attorney, filed herewith.
31(a)	Section 302 CEO Certification, filed herewith.
31(b)	Section 302 CFO Certification, filed herewith.
32(a)	Section 906 CEO Certification, furnished herewith.
32(b)	Section 906 CFO Certification, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Management contracts, compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANOS MEDICAL, INC.

February 23, 2022	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph F. Woody	Chief Executive Officer and Director (principal executive officer)	February 23, 2022
Joseph F. Woody

/s/ Michael C. Greiner	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 23, 2022
Michael C. Greiner

Directors

Gary D. Blackford
John P. Byrnes
Patrick J. O’Leary
Maria Sainz
Dr. Julie Shimer

By:	/s/ Mojirade James	February 23, 2022
Mojirade James Attorney-in-Fact

