Form 10-Q
period 2022-03-31
AVANOS MEDICAL, INC.
filed 2022-05-04
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Yes  ☐    No  ☒
As of April 26, 2022, there were 47,324,895 shares of the Corporation’s common stock outstanding.

Information Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q (this Form 10-Q) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are included throughout this Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “intend,” “predict,” “potential,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:
•general economic conditions, particularly in the United States;
•fluctuations in global equity and fixed-income markets;
•risks related to the ongoing COVID-19 pandemic;
•the competitive environment;
•the loss of current customers or the inability to obtain new customers;
•litigation and enforcement actions;
•disruption in the supply of raw materials or the distribution of finished goods;
•price fluctuations in key commodities;
•fluctuations in currency exchange rates;
•changes in governmental regulations that are applicable to our business;
•changes in asset valuations, including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons; and
•any other matters described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the Form 10-K) and Part II, Item 1A - “Risk Factors” in this Form 10-Q.
You are cautioned not to unduly rely on such forward-looking statements when evaluating the information in this Form 10-Q. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith, and is believed to have a reasonable basis. There can be no assurance that any such expectation or belief will be achieved or accomplished.
Any forward-looking statement made in this Form 10-Q speaks only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Sales	$197.4	$180.7
Cost of products sold	90.2	89.4
Gross Profit	107.2	91.3
Research and development	7.8	8.3
Selling and general expenses	90.1	73.4
Other expense, net	0.1	22.0
Operating Income (Loss)	9.2	(12.4)
Interest expense	(1.3)	(0.8)
Income (Loss) Before Income Taxes	7.9	(13.2)
Income tax (provision) benefit	(2.1)	5.6
Net Income (Loss)	$5.8	$(7.6)

Earnings (Loss) Per Share
Basic	$0.12	$(0.16)
Diluted	$0.12	$(0.16)

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Income (Loss)	$5.8	$(7.6)
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	1.7	(4.2)
Total Other Comprehensive Income (Loss), Net of Tax	1.7	(4.2)
Comprehensive Income (Loss)	$7.5	$(11.8)

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$104.3	$118.5
Accounts receivable, net of allowances	161.6	131.2
Inventories	157.6	150.3
Prepaid and other current assets	15.7	18.6
Total Current Assets	439.2	418.6
Property, Plant and Equipment, net	166.9	168.1
Operating Lease Right-of-Use Assets	36.1	38.6
Goodwill	826.0	801.6
Other Intangible Assets, net	271.1	141.2
Deferred Tax Assets	11.3	10.0
Other Assets	15.9	16.5
TOTAL ASSETS	$1,766.5	$1,594.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of operating lease liabilities	$14.5	$14.7
Trade accounts payable	63.8	56.4
Accrued expenses	74.6	68.1
Total Current Liabilities	152.9	139.2
Long-Term Debt	254.4	130.0
Operating Lease Liabilities	40.0	42.8
Deferred Tax Liabilities	34.7	9.6
Other Long-Term Liabilities	28.0	9.1
Total Liabilities	510.0	330.7

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 47,324,093 outstanding as of March 31, 2022 and 48,206,156 outstanding as of December 31, 2021	0.5	0.5
Additional paid-in capital	1,633.3	1,628.8
Accumulated deficit	(304.5)	(310.3)
Treasury stock	(40.7)	(21.3)
Accumulated other comprehensive loss	(32.1)	(33.8)
Total Stockholders’ Equity	1,256.5	1,263.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,766.5	$1,594.6

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Common Stock	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,628.8	1,609.4
Exercise or redemption of share-based awards	0.7	4.8
Stock-based compensation expense	3.8	3.1
Additional Paid-in Capital, end of period	1,633.3	1,617.3
Accumulated Deficit, beginning of period	(310.3)	(315.5)
Net income (loss)	5.8	(7.6)
Accumulated Deficit, end of period	(304.5)	(323.1)
Treasury Stock, beginning of period	(21.3)	(9.8)
Purchases of treasury stock	(19.4)	—
Treasury Stock, end of period	(40.7)	(9.8)
Accumulated Other Comprehensive Income (Loss), beginning of period	(33.8)	(28.1)
Other comprehensive income (loss), net of tax	1.7	(4.2)
Accumulated Other Comprehensive Income (Loss), end of period	(32.1)	(32.3)
Total Stockholders’ Equity, end of period	$1,256.5	$1,252.6

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income (loss)	$5.8	$(7.6)
Depreciation and amortization	11.1	9.7
Stock-based compensation expense	3.8	3.1
Net loss on asset dispositions and impairments	—	0.1
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(15.7)	2.2
Inventories	(4.5)	2.8
Prepaid expenses and other assets	0.1	0.5
Accounts payable	30.2	(6.2)
Accrued expenses	(28.6)	(2.0)
Deferred income taxes and other	(0.4)	(5.9)
Cash Provided by (Used in) Operating Activities	1.8	(3.3)
Investing Activities
Capital expenditures	(5.0)	(5.7)
Acquisition of assets and investments in businesses	(116.7)	—
Cash Provided by (Used in) Investing Activities	(121.7)	(5.7)
Financing Activities
Proceeds from issuance of secured debt	125.0	—
Senior secured revolving credit facility proceeds	20.0	—
Senior secured revolving credit facility repayments	(20.0)	(5.0)
Purchases of treasury stock	(19.4)	—
Payments of debt issuance costs	(0.6)	—
Proceeds from the exercise of stock options	0.7	4.8
Cash Provided by (Used in) Financing Activities	105.7	(0.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(2.2)
Decrease in Cash and Cash Equivalents	(14.2)	(11.4)
Cash and Cash Equivalents - Beginning of Period	118.5	111.5
Cash and Cash Equivalents - End of Period	$104.3	$100.1

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Accounting Policies
Background and Basis of Presentation
Avanos Medical, Inc. is a medical technology company focused on delivering clinically superior breakthrough medical device solutions to improve patients’ quality of life. Headquartered in Alpharetta, Georgia, Avanos is committed to addressing some of today’s most important healthcare needs, such as reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market clinically superior solutions in more than 90 countries. References herein to “Avanos,” “Company,” “we,” “our” and “us” refer to Avanos Medical, Inc. and its consolidated subsidiaries.
Interim Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and the condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the Form 10-K. Our unaudited interim condensed consolidated financial statements contain all necessary material adjustments, which are of a normal and recurring nature, to fairly state our financial condition, results of operations and cash flows for the periods presented.
Use of Estimates
Preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Estimates are used in accounting for, among other things, distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, loss contingencies, and deferred tax assets and potential income tax assessments. Our estimates are subject to uncertainties associated with supply chain disruptions, which have caused volatility and adverse effects in global markets. Actual results could differ from these estimates, and the effect of any change could be material to our financial statements. Changes in these estimates are recorded when known.
Recently Adopted Accounting Pronouncements
Effective January 1, 2022, we adopted Accounting Standards Update (“ASU”) No. 2021-04, Issuers Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU requires accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity-classified after the modification or exchange based on the economic substance of the modification or exchange. The accounting is determined based on whether the transaction was done to issue equity, issue or modify debt or for other reasons. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU pertains to acquired revenue contracts with customers in a business combination and addresses diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. This ASU is to be applied prospectively for years beginning after December 15, 2022. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.

Note 2.    Business Acquisition
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), which is focused on the development and commercialization of treatments for knee pain caused by osteoarthritis. We expect the acquisition of OrthogenRx will enhance our chronic pain portfolio. The initial purchase price was $130 million less working capital adjustments and up to $30 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. The purchase price was funded by available cash on hand and the proceeds of borrowings, including from the incurrence of a new incremental tranche of term loans of $125.0 million, under the Company’s existing senior secured revolving credit facility, which is described further in Note 5, “Debt.” The accompanying condensed consolidated income statement for the three months ended March 31, 2022 includes $14.7 million of net sales from OrthogenRx since the acquisition date. In the three months ended March 31, 2022, we incurred $1.0 million of costs in connection with the OrthogenRx acquisition, which are included in “Selling and general expenses.”

We accounted for the OrthogenRx acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price paid was allocated to the underlying net assets in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values was recorded as goodwill. Fair values of assets acquired and liabilities assumed were determined using discounted cash flow analyses and the fair value of the contingent cash consideration was estimated using a Monte Carlo simulation. The acquisition accounting is not yet complete and amounts assigned to assets acquired and liabilities assumed are provisional, based on the information, facts and circumstances known at the acquisition date. Accordingly, adjustments may be made to the provisional amounts as we complete our analysis. The provisional purchase price allocation, net of cash acquired, is shown in the table below (in millions):

Accounts receivable, net	$14.5
Inventory	2.8
Other current assets	0.4
Accounts payable	(5.4)
Other current liabilities	(13.0)
Contingent consideration	(9.2)
Other non-current assets (liabilities)	(9.5)
Deferred tax liability	(23.7)
Identifiable intangible assets	135.6
Goodwill	24.2
Total	$116.7

Goodwill arising from the OrthogenRx acquisition is not fully tax deductible. The identifiable intangible assets relating to the OrthogenRx acquisition include the following (in millions, except years):

	Identifiable Intangible Asset Amount	Weighted Average Useful Lives (Years)
Trademarks	$1.3	10
Other	134.3	14
Total	$135.6
Other intangible assets are primarily related to the OrthogenRx products that we currently market and distribute, combined into one composite intangible asset that includes customer relationships and exclusive distribution rights.
The following unaudited pro forma financial information is presented in the table below for the three months ended March 31, 2022 and 2021 as if the acquisitions had occurred on January 1 of the year prior to the acquisition date (in millions, except per share amounts):

	Three Months Ended March 31,
	2022 (Unaudited)	2021 (Unaudited)
Net sales	$199.7	$195.2

Net income (loss)	$8.0	$(7.2)

Earnings per share:
Basic	$0.17	$(0.15)
Diluted	$0.17	$(0.15)
The pro forma financial information has been adjusted to include the effects of the acquisition, including acquisition-related costs, amortization of acquired intangibles and related tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have been achieved.

Note 3.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	March 31, 2022	December 31, 2021
Accounts receivable	$154.5	$122.0
Income tax receivable	13.0	13.0
Allowances and doubtful accounts:
Doubtful accounts	(5.6)	(3.6)
Sales discounts	(0.3)	(0.2)
Accounts receivable, net	$161.6	$131.2
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Our provision for doubtful accounts was $0.3 million for the three months ended March 31, 2022 compared to a net benefit of $0.4 million for the three months ended March 31, 2021.
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consists of the following (in millions):

	March 31, 2022			December 31, 2021
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$43.3	$1.7	$45.0	$45.6	$2.1	$47.7
Work in process	34.0	—	34.0	33.2	—	33.2
Finished goods	61.4	18.4	79.8	55.7	15.9	71.6
Supplies and other	—	7.2	7.2	—	6.8	6.8
	138.7	27.3	166.0	134.5	24.8	159.3
Excess of FIFO or weighted-average cost over LIFO cost	(8.4)	—	(8.4)	(9.0)	—	(9.0)
Total	$130.3	$27.3	$157.6	$125.5	$24.8	$150.3

As of March 31, 2022, our inventory allowance was $5.3 million consisting of $2.9 million for Halyard-branded inventory and $2.4 million for inventory obsolescence.
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	March 31, 2022	December 31, 2021
Land	$1.1	$1.1
Buildings and leasehold improvements	49.2	48.0
Machinery and equipment	224.8	223.2
Construction in progress	33.4	32.0
	308.5	304.3
Less accumulated depreciation	(141.6)	(136.2)
Total	$166.9	$168.1
Depreciation expense was $5.4 million for the three months ended March 31, 2022 compared to $5.5 million for the three months ended March 31, 2021.

Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2021	$801.6
Goodwill acquired (a)	24.2
Currency translation adjustment	0.2
Balance, March 31, 2022	$826.0
____________________________________________
(a)We acquired $24.2 million of goodwill in conjunction with the acquisition of OrthogenRx described in Note 2, “Business Acquisition.”
Intangible assets subject to amortization consist of the following (in millions):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$92.5	$(65.0)	$27.5	$90.9	$(64.0)	$26.9
Patents and acquired technologies	278.8	(187.3)	91.5	271.7	(177.7)	94.0
Other	187.9	(35.8)	152.1	61.2	(40.9)	20.3
Total	$559.2	$(288.1)	$271.1	$423.8	$(282.6)	$141.2
In the three months ended March 31, 2022, we acquired $135.6 million of identified intangibles in conjunction with the acquisition of OrthogenRx, as described in Note 2, “Business Acquisition.” Amortization expense for intangible assets is included in “Costs of products sold” and “Selling and general expenses” and was $5.7 million for the three months ended March 31, 2022 compared to $4.2 million for the three months ended March 31, 2021.
Amortization expense for the remainder of 2022 and the following four years and thereafter is estimated as follows (in millions):

Amount
Remainder of 2022	$24.7
2023	29.9
2024	29.9
2025	29.3
2026	22.7
Thereafter	134.6
Total	$271.1
Accrued Expenses
Accrued expenses consist of the following (in millions):

	March 31, 2022	December 31, 2021
Accrued rebates and customer incentives	$36.2	$24.5
Accrued salaries and wages	23.3	29.3
Accrued taxes and other	2.7	3.0
Other	12.4	11.3
Total	$74.6	$68.1

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	March 31, 2022	December 31, 2021
Accrued compensation and benefits	$4.5	$4.4
Other (a)	23.5	4.7
Total	$28.0	$9.1
__________________________________________________
(a)For March 31, 2022, amounts relate to liabilities associated with OrthogenRx acquisition as described in Note 2, “Business Acquisition.”
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		March 31, 2022		December 31, 2021
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$104.3	$104.3	$118.5	$118.5
Liabilities
Senior secured revolving credit facility	2	$130.0	$130.0	$130.0	$130.0
Tranche A Term Loans	2	124.4	124.4	—	—
Contingent consideration related to acquisition	3	9.2	9.2	—	—
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of amounts borrowed under our senior secured revolving credit facility and Tranche A Terms Loans approximates carrying value because borrowings are subject to a variable rate as described in Note 5, “Debt.” The fair value amount of the contingent consideration was determined using a Monte Carlo simulation using assumptions regarding net sales volatility, discount rate and others. See further discussion of the acquisition of OrthogenRx in Note 2, “Business Acquisition.”
Note 5.     Debt
As of March 31, 2022 and December 31, 2021, our respective debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturity	March 31, 2022	December 31, 2021
Senior secured revolving credit facility	1.77%	2023	$130.0	$130.0
Tranche A Term Loans	1.89%	2023	125.0	—
Total Debt			255.0	130.0
Unamortized debt issuance costs			(0.6)	—
Total Debt, net			$254.4	$130.0
We have a senior secured revolving credit facility under our existing credit agreement that matures on October 30, 2023 which allows for borrowings up to $250.0 million, with a letter of credit sub-facility in an amount of $25.0 million.
Borrowings under the senior secured revolving credit facility bear interest, at our option, at either (i) an adjusted term SOFR rate, plus a margin ranging between 1.50% to 2.25% per annum, depending on our consolidated total leverage ratio, or (ii) the base rate plus a margin ranging between 0.50% to 1.25% per annum, depending on our consolidated total leverage ratio. The unused portion of our senior secured revolving credit facility is subject to a commitment fee equal to (i) 0.25% per annum, when our consolidated total leverage ratio is less than 2.25 to 1.00 and (ii) 0.375% per annum, otherwise.
On January 20, 2022, we incurred $125.0 million of term loans (the “Tranche A Term Loans”) under an incremental agreement dated as of December 22, 2021, which supplemented the existing credit agreement. The proceeds of the Tranche A Term Loans were used to fund a portion of the purchase price and to pay fees and expenses related to the OrthogenRx acquisition, which is described further in Note 2, “Business Acquisition.”
The unpaid principal amount of the Tranche A Term Loans is due and payable by the Company upon the maturity of the existing credit agreement on October 30, 2023. We have the right to voluntarily prepay the Tranche A Term Loans from time to time in accordance with the existing credit agreement. Interest on the Tranche A Term Loans is payable at the same rates set forth above for the senior secured revolving credit facility. The Tranche A Term Loans, together with all other obligations owing under the existing credit agreement including the senior secured revolving credit facility, are secured by substantially all the assets of the Company and certain of its subsidiaries located in the United States and a certain percentage of the capital stock of the Company’s foreign subsidiaries. The other terms and conditions of the Tranche A Term Loans are governed by the existing credit agreement (as amended, including as supplemented by the incremental agreement).
To the extent we remain in compliance with certain financial covenants in our credit agreement, we have the ability to access our senior secured revolving credit facility. As of March 31, 2022 and December 31, 2021, we were in compliance with the covenants under the senior secured revolving credit facility. As of March 31, 2022, we had $130.0 million of borrowings and letters of credit of $1.2 million outstanding under the senior secured revolving credit facility.
Note 6.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(33.8)	$(33.8)
Other comprehensive income (loss)	1.7	1.7
Balance, March 31, 2022	$(32.1)	$(32.1)
The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Unrealized translation	$1.7	$(4.2)
Change in AOCI	$1.7	$(4.2)
Note 7.     Stock-Based Compensation
Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Sales and general expenses.” Stock-based compensation expense for the three months ended March 31, 2022 and 2021 is shown in the table below (in millions):

	Three Months Ended March 31,
	2022	2021
Stock options	$0.4	$0.6
Time-based restricted share units	2.6	1.8
Performance-based restricted share units	0.7	0.6
Employee stock purchase plan	0.1	0.1
Total stock-based compensation	$3.8	$3.1

Note 8.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our 2014 spin-off from Kimberly-Clark, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters. For the three months ended March 31, 2022, expenses associated with such indemnification-related matters were not material, compared to $22.5 million in the three months ended March 31, 2021. Expenses incurred were included in “Other expense, net.”
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
We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For any matters that are reasonably possible to result in loss and for which no possible loss or range of loss is disclosed in this Form 10-Q, management has determined that it is unable to estimate the possible loss or range of loss because, in each case, at least the following facts applied: (a) the matter is at an early stage of the proceedings; (b) the damages are indeterminate, unspecified or determined to be immaterial; and (c) significant factual issues have yet to be resolved. At present, although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate resolution of any pending legal proceeding to which we are a party will not have a material adverse effect on our business, financial condition, results of operations or liquidity.
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
The calculation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$5.8	$(7.6)

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	47.4	48.0
Dilutive effect of stock options and restricted share unit awards	0.4	—
Diluted weighted average shares outstanding	47.8	48.0
Earnings (Loss) Per Share:
Basic	$0.12	$(0.16)
Diluted	$0.12	$(0.16)
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
For the three months ended March 31, 2022, 1.5 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

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
We provide a portfolio of innovative product offerings focused on chronic care and pain management to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Chronic Care:
Digestive health	$81.4	$78.1
Respiratory health	38.0	43.0
Total Chronic Care	119.4	121.1
Pain Management:
Acute pain	$38.7	$37.1
Interventional pain	39.3	22.5
Total Pain Management	78.0	59.6
Total Net Sales	$197.4	$180.7
Chronic care is a portfolio of products that include the following:
•Digestive health products such as our Mic-Key enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions.
•Respiratory health products such as our closed airway suction systems and other airway management devices marketed under the Ballard, Microcuff and Endoclear brands.

Pain management is a portfolio of non-opioid pain solutions including:
•Acute pain products such as On-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems.
•Interventional pain solutions, which provide minimally invasive pain relief therapies, such as our Coolief pain therapy and OrthogenRx’s pain relief injection products.
Liabilities for estimated returns, rebates and incentives are presented in the table below (in millions):

	March 31, 2022	December 31, 2021
Accrued rebates	$26.3	$14.3
Accrued customer incentives	9.9	10.2
Accrued rebates and customer incentives	36.2	24.5
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$36.3	$24.6
__________________________________________________
(a)Accrued sales returns are included in “Other” in the accrued expenses table in Note 3, “Supplemental Balance Sheet Information.”
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

Note 11.    Share Repurchase Program
On December 15, 2021, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase up to $30 million of our common stock. We established a pre-arranged trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Rule 10b5-1 trading plan permits common stock to be repurchased over a twelve-month period.
Repurchases of our common stock under the 10b5-1 trading plan during the three months ended March 31, 2022 were as summarized in the table below. At March 31, 2022, no additional shares of our common stock remained to be repurchased under the share repurchase program.

Shares Repurchased		Aggregate Purchase Price (in millions)		Amount Remaining in Program for Purchase (in millions)
First Quarter 2022	Program to Date		Average Price per Share
588,293	911,433	$19.3	$32.85	$—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Form 10-Q and our audited consolidated financial statements and related notes included in the Form 10-K. This MD&A contains forward-looking statements. Refer to “Information Concerning Forward-Looking Statements” at the beginning of this Form 10-Q for an explanation of these types of statements.
The following will be discussed and analyzed:
•Business Acquisition
•Results of Operations and Related Information
•Liquidity and Capital Resources
•Critical Accounting Policies and Use of Estimates
Business Acquisition
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), which is focused on the development and commercialization of treatments for knee pain caused by osteoarthritis. We expect the acquisition of OrthogenRx will enhance our chronic pain portfolio. The initial purchase price was $130 million less working capital adjustments and up to $30 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. The purchase price was funded by available cash on hand and the proceeds of borrowings, including from the incurrence of a new incremental tranche of term loans of $125.0 million, under the Company’s existing senior secured revolving credit facility. In the three months ended March 31, 2022, we incurred $1.0 million of costs in connection with the OrthogenRx acquisition, which are included in “Selling and general expenses.”
Results of Operations and Related Information
Use of Non-GAAP Measures
In this section, we present “Adjusted Operating Profit (Loss),” which is a profitability measure that is not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and is therefore referred to as non-GAAP financial measure. We provide this non-GAAP measure because we use it to measure our operational performance and provide greater insight into our ongoing business operations. This measure is not intended to be, and should not be, considered separately from, or an alternative to, the most directly comparable GAAP financial measures. A reconciliation of the non-GAAP measure to the most directly comparable GAAP financial measures is provided below under “Adjusted Operating (Loss) Profit.”
Net Sales
Our net sales are summarized in the following table for the three months ended March 31, 2022 and 2021 (in millions):

			Three Months Ended March 31,
			2022	2021	Change
Chronic Care:
Digestive health			$81.4	$78.1	4.2%
Respiratory health			38.0	43.0	(11.6)%
Total Chronic Care			119.4	121.1	(1.4)%
Pain Management:
Acute pain			$38.7	$37.1	4.3%
Interventional pain			39.3	22.5	74.7%
Total Pain Management			78.0	59.6	30.9%
Total Net Sales			$197.4	$180.7	9.2%

	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net Sales - percentage change 2022 vs. 2021	9.2%	9.7%	0.5%	(1.0)%	—%
______________________________
(a)Volume includes incremental revenue resulting from acquisitions.
(b)Other includes rounding.

Product Category Descriptions
Chronic care is a portfolio of products that include the following:
•Digestive health products such as our Mic-Key enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions.
•Respiratory health products such as our closed airway suction systems and other airway management devices marketed under the Ballard, Microcuff and Endoclear brands.
Pain management is a portfolio of non-opioid pain solutions including:
•Acute pain products such as On-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems.
•Interventional pain solutions, which provide minimally invasive pain relief therapies, such as our Coolief pain therapy and OrthogenRx’s pain relief injection products.
Net Sales
Net sales increased by 9.2% for the three months ended March 31, 2022 compared to March 31, 2021 primarily due to incremental revenue from the acquisition of OrthogenRx. Digestive health products had strong demand and volume, which was offset by decreased demand and volume in respiratory health products. Excluding OrthogenRx, pain management volume was favorable to the same period last year. In addition to volume, 0.5% of favorable pricing was offset by 1% of unfavorable foreign currency translation effects.
Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Three Months Ended March 31,
(in millions)	2022	2021	Change
North America	$157.7	$133.3	18.3%
Europe, Middle East and Africa	23.3	29.6	(21.3)
Asia Pacific and Latin America	16.4	17.8	(7.9)
Total Net Sales	$197.4	$180.7	9.2%

Gross Profit (in millions)

	Three Months Ended March 31,
	2022	2021
Net sales	$197.4	$180.7
Cost of products sold	90.2	89.4
Gross profit	107.2	91.3
Gross profit margin	54.3%	50.5%
Cost of products increased due to the increase in net sales and the acquisition of OrthogenRx. Gross profit margin improved from 50.5% to 54.3% due to improved manufacturing efficiencies and the contribution of higher margin net sales from OrthogenRx. Freight costs, which have been higher due to ongoing global supply chain challenges stemming in part from the COVID-19 pandemic, remained consistent compared to the same period last year.

Research and Development (in millions)

	Three Months Ended March 31,
	2022	2021
Research and development	$7.8	$8.3
Percentage of net sales	4.0%	4.6%

Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. Research and development has historically been between 4% and 6% of net sales.

Selling and General Expenses (in millions)

	Three Months Ended March 31,
	2022	2021
Selling and general expenses	$90.1	$73.4
Percentage of net sales	45.6%	40.6%
Selling and general expenses increased to $90.1 million for the three months ended March 31, 2022 compared to the prior year period, driven by higher selling costs, along with higher acquisition-related costs and compliance costs associated with the European Union Medical Device Regulation (“EU MDR”).

Other Expense, net (in millions)

	Three Months Ended March 31,
	2022	2021
Other expense, net	$0.1	$22.0
Percentage of net sales	0.1%	12.2%
Other expense, net decreased to $0.1 million for the three months ended March 31, 2022 compared to the prior year period driven by lower legal costs, which were $22.5 million in the prior year period. Legal costs in the prior year included amounts associated with a $22.2 million payment related to a Deferred Prosecution Agreement (“DPA”) with the United Sates Department of Justice described in Note 8, “Commitments and Contingencies” in Item 1 of this Form 10-Q.

Operating Profit (Loss) (in millions)

	Three Months Ended March 31,
	2022	2021
Operating profit (loss)	$9.2	$(12.4)
Operating profit margin	4.7%	(6.9)%
The items previously described drove operating profit to $9.2 million for the three months ended March 31, 2022 compared to an operating loss of $12.4 million for the three months ended March 31, 2021.

Adjusted Operating Profit (Loss)
A reconciliation of adjusted operating profit (loss), a non-GAAP measure, to operating profit (loss) is provided in the table below (in millions):

	Three Months Ended March 31,
	2022	2021
Operating profit (loss), as reported (GAAP)	$9.2	$(12.4)
2020 Restructuring charges	—	0.2
Post divestiture restructuring charges	—	0.9
Acquisition and integration-related charges	1.7	0.4
EU MDR Compliance	1.6	0.2
Litigation and legal	—	22.5
Intangibles amortization	5.7	4.2
Adjusted Operating Profit (Loss) (non-GAAP)	$18.2	$16.0
The items noted in the table above are described below:
2020 Restructuring charges: We incurred $0.2 million in the first quarter of 2021 for restructuring activities that we initiated in the fourth quarter of 2020.
Post divestiture restructuring charges: As previously described in the Form 10-K, these charges were associated with a multi-phase restructuring plan intended to align our organizational structure, IT platform, supply chain and distribution channels to be more appropriate for our business following the divestiture of our Surgical and Infection Prevention business. As of December 31, 2021, restructuring activities associated with the plan were substantially complete.
Acquisition and integration-related charges: We incurred $1.7 million and $0.4 million of costs in connection with acquisition and integration activities for the three months ended March 31, 2022 and March 31, 2021, respectively. Expenses in the three months ended March 31, 2022 were related to the acquisition of OrthogenRx. Expenses incurred in the prior year were related to integration activities for earlier acquisitions.
EU MDR Compliance: The EU MDR became effective in 2021 and brings significant new requirements for many of our medical devices. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We expect the activities resulting in incremental costs associated with our initial compliance with the EU MDR will be continue into 2023.
Litigation and legal: We incurred $22.5 million of expenses for certain litigation matters in the first quarter of 2021 which were included in “Other expense, net.” These costs included amounts associated with a $22.2 million payment related to the DPA described in Note 8, “Commitments and Contingencies” in Item 1 of this Form 10-Q.
Intangibles amortization: Intangibles amortization is related primarily to intangibles acquired in business acquisitions and was $5.7 million and $4.2 million, respectively, for the three months ended March 31, 2022 and 2021. The increase in amortization is due to amortization of intangibles acquired with OrthogenRx.
Interest Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our senior secured revolving credit facility net of interest capitalized on long-term capital projects. See Note 5, “Debt” in Item 1 of this Form 10-Q. Interest expense was $1.3 million for the three months ended March 31, 2022, compared to $0.8 million in the comparable period last year. Our long-term debt outstanding balances were $254.4 million and $130.0 million as of March 31, 2022 and December 31, 2021, respectively.
Income Taxes
The income tax provision was $2.1 million in the three months ended March 31, 2022 compared to a benefit of $5.6 million in the three months ended March 31, 2021. Our effective tax rate was 26.6% and 42.4% in the three months ended March 31, 2022 and March 31, 2021, respectively.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available with our senior secured revolving credit facility under our existing credit agreement. We expect our operating cash flow will be sufficient to meet our working capital requirements and fund capital expenditures in the next twelve months. In addition, with our borrowing capacity, we expect to have the ability to fund capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
As of March 31, 2022, $57.9 million of our $104.3 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and cash equivalents decreased by $14.2 million to $104.3 million as of March 31, 2022 compared to $118.5 million as of December 31, 2021. The decrease was primarily driven by $116.7 million used to purchase OrthogenRx and $19.4 million used to repurchase shares of our common stock, partially offset by $1.8 million provided by operating activities and $125.0 million in proceeds received from the issuance of incremental long-term debt.
Cash and cash equivalents decreased by $11.4 million to $100.1 million as of March 31, 2021 compared to December 31, 2020 primarily due to $3.3 million used in operations, $5.7 million used in investing activities and $2.2 million of unfavorable currency exchange effects.
Long-Term Debt
The amount available for borrowing with the senior secured revolving credit facility under our existing credit agreement is $250.0 million, with a letter of credit sub-facility of $25.0 million. As of March 31, 2022, we had $130.0 million owing and letters of credit of $1.2 million issued under the senior secured revolving credit facility.
In the first quarter of 2022, we incurred $125.0 million of term loans (the “Tranche A Term Loans”) under an incremental agreement dated as of December 22, 2021, which supplemented our existing credit agreement. The proceeds of the Tranche A Term Loans were used to fund a portion of the purchase price and to pay fees and expenses related to the OrthogenRx acquisition which is described further in Note 2, “Business Acquisition” in Item 1 of this Form 10-Q.
Our credit agreement requires compliance with certain customary operational and financial covenants. To the extent we remain in compliance with certain financial covenants, we have the ability to access the senior secured credit facility. As of March 31, 2022 and December 31, 2021, we were in compliance with the covenants.
See Note 5, “Debt” in Item 1 of this Form 10-Q for further details regarding our debt agreements.
Share Repurchase Program
On December 15, 2021, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase up to $30 million of our common stock. In the fourth quarter of 2021, we repurchased $10.7 million, and during January 2022, we repurchased the remaining $19.3 million. For further information, see Note 11, “Share Repurchase Program” in Item 1 of this Form 10-Q.

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared by applying certain accounting policies. See Note 1, “Accounting Policies” in Item 8, “Financial Statements and Supplementary Data” in the Form 10-K, which describes our most significant accounting policies. In addition, our critical accounting policies and estimates are presented under the caption “Critical Accounting Policies and Use of Estimates” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K. Certain of these policies require management to make estimates or assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies. See Note 1, “Accounting Policies” in Item 1 of this Form 10-Q for updates to our critical accounting policies and a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.

Item 4.Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
See Note 8, “Commitments and Contingencies” in Item 1 of this Form 10-Q for a description of current legal matters.

Item 1A. Risk Factors
There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” of the Form 10-K, except as follows:
The ongoing conflict between Russia and Ukraine and the related implications could have a material adverse effect on our business and results of operations.
As a result of the ongoing military conflict between Russia and Ukraine, the United States and other countries have imposed significant sanctions on Russia and could impose even wider sanctions. Such sanctions could damage or disrupt international commerce and the global economy. We cannot predict the broader or longer-term consequences of the conflict or of the sanctions imposed to date, which could include embargoes, regional instability, geopolitical shifts, exchange rate fluctuations, financial market disruptions and economic recession. Further, the conflict could exacerbate supply chain challenges, lead to an increase in cyberattacks from Russia, affect the global price and availability of key commodities, reduce our sales and earnings or otherwise have an adverse effect on our business and results of operations.
In addition, the conflict between Russia and Ukraine may have the effect of heightening other risks disclosed in the Form 10-K, any of which could materially and adversely affect our business and results of operations. Such risks include but are not limited to interruptions in the transportation channels for the manufacture and global distribution of our products, heightened inflation, depressed levels of consumer and commercial spending, disruptions to our global technology infrastructure, adverse changes in international trade policies and relations, and the inability to implement and execute our business strategy. We are currently unable to predict the extent, nature or duration of any of these occurrences.
Supply chain disruptions could have a material adverse effect on our business.
We rely on a complex global supply chain composed of multiple external suppliers, some of which are single-source suppliers. These suppliers provide raw materials and other inputs for our production processes; supply certain components for our products; and deliver other goods and services used in our business. We cannot be certain that our current suppliers will continue to provide us with the quantities of materials that we require or satisfy our anticipated specifications and quality requirements on a timely basis or at all. In addition, any supply chain disruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified.
From time to time we may be negatively impacted by supply chain disruptions, including the following:
–Suppliers extending lead times, experiencing capacity constraints, limiting or canceling supply, allocating supply to other customers (including our competitors), delaying or canceling deliveries, going out of business or increasing prices;
–Supplier quality issues;
–The ongoing COVID-19 pandemic and other pandemics, epidemics or infectious disease outbreaks;
–Cybersecurity events, manmade or natural disasters, operational failures or other events that disrupt us or our suppliers;
–Long lead times to qualify alternate or additional suppliers, or the unavailability of qualified alternate suppliers; and
–Other events or occurrences that are beyond our control, including transportation delays, inflationary pricing pressures, work stoppages, labor shortages and governmental regulatory actions.
These and other supply chain issues can increase our costs, disrupt or reduce our production, delay our product shipments, prevent us from meeting customer demand and damage our customer relationships. They may keep us from successfully implementing our business strategy and could materially harm our business, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None

Item 6.     Exhibits

(a)Exhibits

Exhibit Number	Description
2.1
Merger Agreement, dated December 13, 2021, by and among Avanos Medical, Inc., Avent, Inc., Orthogen Merger Sub, Inc. and OrthogenRx, Inc., incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 21, 2022

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

31(a)	Section 302 CEO Certification, filed herewith
31(b)	Section 302 CFO Certification, filed herewith
32(a)*	Section 906 CEO Certification, furnished herewith
32(b)*	Section 906 CFO Certification, furnished herewith
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* The certifications attached as Exhibit 32(a) and 32(b) that accompany this Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Avanos Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANOS MEDICAL, INC.
(Registrant)

May 4, 2022	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 4, 2022	By:	/s/ John J. Hurley
John J. Hurley
Controller
(Principal Accounting Officer)