Form 10-Q
period 2022-06-30
AVANOS MEDICAL, INC.
filed 2022-08-09
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Yes  ☐    No  ☒
As of July 29, 2022, there were 46,487,028 shares of the registrant’s common stock outstanding.

Information Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are included throughout this Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “intend,” “predict,” “potential,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:
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
•our ability to realize the intended benefits of acquisition or merger transactions;
•changes in asset valuations, including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons; and
•any other matters described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) and Part II, Item 1A - “Risk Factors” in this Form 10-Q.
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

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales	$203.0	$186.4	$400.4	$367.1
Cost of products sold	88.1	100.7	178.3	190.1
Gross Profit	114.9	85.7	222.1	177.0
Research and development	8.0	8.0	15.8	16.3
Selling and general expenses	87.1	76.7	177.2	150.1
Other expense, net	0.8	8.3	0.9	30.3
Operating Income (Loss)	19.0	(7.3)	28.2	(19.7)
Interest income	0.2	—	0.2	—
Interest expense	(2.7)	(0.9)	(4.0)	(1.7)
Income (Loss) Before Income Taxes	16.5	(8.2)	24.4	(21.4)
Income tax (provision) benefit	(5.1)	46.1	(7.2)	51.7
Net Income	$11.4	$37.9	$17.2	$30.3

Earnings Per Share
Basic	$0.24	$0.79	$0.36	$0.63
Diluted	$0.24	$0.78	$0.36	$0.62

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$11.4	$37.9	$17.2	$30.3
Other Comprehensive (Loss) Income, Net of Tax
Unrealized currency translation adjustments	(5.7)	2.3	(4.0)	(1.9)
Comprehensive Income	$5.7	$40.2	$13.2	$28.4

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$106.5	$118.5
Accounts receivable, net of allowances	145.4	131.2
Inventories	169.0	150.3
Prepaid and other current assets	16.2	18.6
Total Current Assets	437.1	418.6
Property, Plant and Equipment, net	164.3	168.1
Operating Lease Right-of-Use Assets	33.9	38.6
Goodwill	825.0	801.6
Other Intangible Assets, net	264.9	141.2
Deferred Tax Assets	11.1	10.0
Other Assets	16.5	16.5
TOTAL ASSETS	$1,752.8	$1,594.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$4.7	$—
Current portion of operating lease liabilities	13.5	14.7
Trade accounts payable	64.2	56.4
Accrued expenses	68.7	68.1
Total Current Liabilities	151.1	139.2
Long-Term Debt	249.3	130.0
Operating Lease Liabilities	38.4	42.8
Deferred Tax Liabilities	34.7	9.6
Other Long-Term Liabilities	27.7	9.1
Total Liabilities	501.2	330.7

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,849,951 outstanding as of June 30, 2022 and 48,206,156 outstanding as of December 31, 2021	0.5	0.5
Additional paid-in capital	1,637.4	1,628.8
Accumulated deficit	(293.1)	(310.3)
Treasury stock	(55.4)	(21.3)
Accumulated other comprehensive loss	(37.8)	(33.8)
Total Stockholders’ Equity	1,251.6	1,263.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,752.8	$1,594.6

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common Stock	$0.5	$0.5	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,633.3	1,617.3	1,628.8	1,609.4
Exercise or redemption of share-based awards	0.1	0.4	0.8	5.2
Stock-based compensation expense	4.0	3.6	7.8	6.7
Additional Paid-in Capital, end of period	1,637.4	1,621.3	1,637.4	1,621.3
Accumulated Deficit, beginning of period	(304.5)	(323.1)	(310.3)	(315.5)
Net income	11.4	37.9	17.2	30.3
Accumulated Deficit, end of period	(293.1)	(285.2)	(293.1)	(285.2)
Treasury Stock, beginning of period	(40.7)	(9.8)	(21.3)	(9.8)
Purchases of treasury stock	(14.7)	(0.5)	(34.1)	(0.5)
Treasury Stock, end of period	(55.4)	(10.3)	(55.4)	(10.3)
Accumulated Other Comprehensive (Loss) Income, beginning of period	(32.1)	(32.3)	(33.8)	(28.1)
Other comprehensive income (loss), net of tax	(5.7)	2.3	(4.0)	(1.9)
Accumulated Other Comprehensive (Loss) Income, end of period	(37.8)	(30.0)	(37.8)	(30.0)
Total Stockholders’ Equity, end of period	$1,251.6	$1,296.3	$1,251.6	$1,296.3

See Notes to the Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$17.2	$30.3
Depreciation and amortization	22.7	19.2
Stock-based compensation expense	7.8	6.7
Net loss on asset dispositions and impairments	—	4.9
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6.9)	1.3
Inventories	(17.1)	8.7
Prepaid expenses and other assets	0.6	1.3
Accounts payable	33.5	(2.2)
Accrued expenses	(28.7)	(5.6)
Deferred income taxes and other	(0.3)	(52.6)
Cash Provided by Operating Activities	28.8	12.0
Investing Activities
Capital expenditures	(9.1)	(11.5)
Acquisition of assets and investments in businesses	(116.7)	—
Cash Used in Investing Activities	(125.8)	(11.5)
Financing Activities
Proceeds from issuance of secured debt	250.0	—
Secured debt repayments	(125.0)	—
Revolving credit facility proceeds	150.0	—
Revolving credit facility repayments	(150.0)	(15.0)
Purchases of treasury stock	(34.1)	(0.5)
Payments of debt issuance costs	(2.9)	—
Proceeds from the exercise of stock options	0.8	5.2
Cash Provided by (Used in) Financing Activities	88.8	(10.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.8)	(1.8)
Decrease in Cash and Cash Equivalents	(12.0)	(11.6)
Cash and Cash Equivalents - Beginning of Period	118.5	111.5
Cash and Cash Equivalents - End of Period	$106.5	$99.9

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
Interim Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and the condensed consolidated financial statements in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. Our unaudited interim condensed consolidated financial statements contain all necessary material adjustments, which are of a normal and recurring nature, to fairly state our financial condition, results of operations and cash flows for the periods presented.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2022, we adopted Accounting Standards Update (“ASU”) No. 2021-04, Issuers Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU is intended to clarify accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity-classified after modification or exchange. The accounting is determined based on whether the transaction was done to issue equity, issue or modify debt or for other reasons. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
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

Note 2.    Business Acquisition
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), which is focused on the development and commercialization of treatments for knee pain caused by osteoarthritis. We expect the acquisition of OrthogenRx will enhance our chronic pain portfolio. The initial purchase price was $130 million at closing less working capital adjustments, with up to an additional $30 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. The purchase price was funded by available cash on hand and the proceeds of borrowings, including an incremental $125.0 million tranche of term loans. The accompanying condensed consolidated income statement for the three and six months ended June 30, 2022 includes $21.8 million and $36.5 million of net sales, respectively, from OrthogenRx since the closing of the acquisition. In the three and six months ended June 30, 2022, we incurred $0.3 million and $1.4 million of costs, respectively, in connection with the OrthogenRx acquisition, which are included in “Selling and general expenses.”
We accounted for the OrthogenRx acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price paid was allocated to the underlying net assets in proportion to their respective fair values. The fair value of the net assets acquired are based on estimates and assumptions relating to certain intangible assets acquired, liabilities assumed, income taxes and loss contingencies, which are subject to change during the measurement period (up to one year from the acquisition date). Any excess of the purchase price over the estimated fair values was recorded as goodwill. Fair values of assets acquired and liabilities assumed were determined using discounted cash flow analyses, and the fair value of the contingent cash consideration was estimated using a Monte Carlo simulation. The purchase price allocation, net of cash acquired, is shown in the table below (in millions):

Accounts receivable, net	$14.3
Inventory	2.8
Other current assets	0.4
Accounts payable	(5.4)
Other current liabilities	(13.0)
Contingent consideration	(9.2)
Other non-current assets (liabilities)	(9.5)
Deferred tax liability	(23.7)
Identifiable intangible assets	135.6
Goodwill	24.4
Total	$116.7
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

The following unaudited pro forma financial information is presented in the table below for the three and six months ended June 30, 2022 and 2021 as if the acquisition had occurred on January 1, 2021 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (Unaudited)	2021 (Unaudited)	2022 (Unaudited)	2021 (Unaudited)
Net sales	$203.0	$205.9	$402.7	$401.1

Net income	$12.2	$43.9	$20.2	$38.2

Earnings Per Share:
Basic	$0.26	$0.91	$0.43	$0.79
Diluted	$0.26	$0.90	$0.42	$0.78
The pro forma financial information has been adjusted to include the effects of the acquisition, including acquisition-related costs, amortization of acquired intangibles and related tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have been achieved.

Note 3.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	June 30, 2022	December 31, 2021
Accounts receivable	$143.6	$122.0
Income tax receivable	7.9	13.0
Allowances and doubtful accounts:
Doubtful accounts	(5.8)	(3.6)
Sales discounts	(0.3)	(0.2)
Accounts receivable, net	$145.4	$131.2
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Our provision for doubtful accounts was a net expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively, compared to a net benefit of $0.2 million and $0.6 million for the three and six months ended June 30, 2021, respectively.
Inventories
Inventories at the lower of cost (determined on the LIFO/FIFO or weighted-average cost methods) or market consists of the following (in millions):

	June 30, 2022			December 31, 2021
	LIFO	Non- LIFO	Total	LIFO	Non- LIFO	Total
Raw materials	$48.5	$1.7	$50.2	$45.6	$2.1	$47.7
Work in process	34.7	—	34.7	33.2	—	33.2
Finished goods	67.1	19.5	86.6	55.7	15.9	71.6
Supplies and other	0.2	7.2	7.4	—	6.8	6.8
	150.5	28.4	178.9	134.5	24.8	159.3
Excess of FIFO or weighted-average cost over LIFO cost	(9.9)	—	(9.9)	(9.0)	—	(9.0)
Total	$140.6	$28.4	$169.0	$125.5	$24.8	$150.3

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	June 30, 2022	December 31, 2021
Land	$1.1	$1.1
Buildings and leasehold improvements	49.0	48.0
Machinery and equipment	226.2	223.2
Construction in progress	34.1	32.0
	310.4	304.3
Less accumulated depreciation	(146.1)	(136.2)
Total	$164.3	$168.1
Depreciation expense was $5.4 million and $10.8 million for the three and six months ended June 30, 2022, respectively, compared to $5.4 million and $10.9 million for the three and six months ended June 30, 2021, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2021	$801.6
Goodwill acquired (a)	24.4
Currency translation adjustment	(1.0)
Balance, June 30, 2022	$825.0
____________________________________________
(a)We acquired $24.4 million of goodwill in conjunction with the acquisition of OrthogenRx described in Note 2, “Business Acquisition.” Goodwill was allocated to our existing medical devices reporting segment.
Intangible assets subject to amortization consist of the following (in millions):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$92.5	$(65.6)	$26.9	$90.9	$(64.0)	$26.9
Patents and acquired technologies	278.8	(189.7)	89.1	271.7	(177.7)	94.0
Other	187.6	(38.7)	148.9	61.2	(40.9)	20.3
Total	$558.9	$(294.0)	$264.9	$423.8	$(282.6)	$141.2
In the first quarter of 2022, we acquired $135.6 million of identified intangibles in conjunction with our acquisition of OrthogenRx, as described in Note 2, “Business Acquisition.” Amortization expense for intangible assets is included in “Costs of products sold” and “Selling and general expenses” and was $6.2 million and $11.9 million for the three and six months ended June 30, 2022, respectively, compared to $4.1 million and $8.3 million for the three and six months ended June 30, 2021, respectively.

Amortization expense for the remainder of 2022 and the following four years and thereafter is estimated as follows (in millions):

Amount
Remainder of 2022	$18.5
2023	29.9
2024	29.9
2025	29.3
2026	22.7
Thereafter	134.6
Total	$264.9
Accrued Expenses
Accrued expenses consist of the following (in millions):

	June 30, 2022	December 31, 2021
Accrued rebates and customer incentives	$21.0	$24.5
Accrued salaries and wages	29.2	29.3
Accrued taxes and other	5.2	3.0
Other	13.3	11.3
Total	$68.7	$68.1
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	June 30, 2022	December 31, 2021
Accrued compensation and benefits	$4.2	$4.4
Other (a)	23.5	4.7
Total	$27.7	$9.1
__________________________________________________
(a)For the June 30, 2022 period presented, amounts primarily relate to contingent consideration and indemnification liability associated with the OrthogenRx acquisition as described in Note 2, “Business Acquisition.”
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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		June 30, 2022		December 31, 2021
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$106.5	$106.5	$118.5	$118.5
Liabilities
Revolving Credit Facility	2	$130.0	$130.0	$130.0	$130.0
Term Loan Facility	2	124.0	124.0	—	—
Contingent consideration related to acquisition	3	9.2	9.2	—	—
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of amounts borrowed under our Revolving Credit Facility and Term Loan Facility approximates carrying value because borrowings are subject to a variable rate as described in Note 5, “Debt.” The fair value amount of the contingent consideration was determined using a Monte Carlo simulation using assumptions regarding net sales volatility, discount rate and others. See further discussion of the acquisition of OrthogenRx in Note 2, “Business Acquisition.”
Note 5.     Debt
As of June 30, 2022 and December 31, 2021, our respective debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturity	June 30, 2022	December 31, 2021 (a)
Revolving Credit Facility	4.18%	2027	$130.0	$130.0
Term Loan Facility	4.18%	2027	125.0	—
			255.0	130.0
Unamortized debt issuance costs			(1.0)	—
Current portion of long-term debt			(4.7)	—
Total Long-Term Debt, net			$249.3	$130.0
____________________________________________
(a)Borrowings for this period presented were under the Amended and Restated Credit Agreement dated as of October 30, 2018.

On June 24, 2022, we entered into a credit agreement (the “Credit Agreement”) with certain lenders which established credit facilities in an aggregate principal amount of $500.0 million, consisting of a five-year senior secured term loan of $125.0 million (the “Term Loan Facility”) and a five-year senior secured revolving credit facility allowing borrowings of up to $375.0 million, with a letter of credit subfacility in an amount of $75.0 million (the “Revolving Credit Facility”). All obligations under the Credit Agreement and certain hedging agreements and cash management arrangements thereunder are: (i) guaranteed by each of the Company’s direct and indirect, existing and future, material wholly owned domestic subsidiaries (“Guarantors”) and (ii) secured by a first priority lien on substantially all the assets of the Company and the Guarantors. The Credit Agreement contains an accordion feature that allows us to incur incremental term loans under the Term Loan Facility or under new term loan facilities or to increase the amount of the commitments under the Revolving Credit Facility, including through the establishment of one or more tranches under the Revolving Credit Facility. The Credit Agreement will mature on June 24, 2027.
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 4.4% as of June 30, 2022.
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of June 30, 2022, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis. We are permitted to prepay all or a portion of the Term Loan Facility and the Revolving Credit Facility at any time without premium or penalty. As of June 30, 2022, we had $130.0 million of borrowings under the Revolving Credit Facility.
In connection with entering into the Credit Agreement, we terminated the Amended and Restated Credit Agreement dated as of October 30, 2018 by and among the Company, the lenders thereunder and Citibank N.A., as administrative agent (as amended and supplemented, the “Prior Credit Agreement”). The Prior Credit Agreement established a $250.0 million senior secured revolving credit facility, with a letter of credit sub-facility of $25.0 million. The Prior Credit Agreement was scheduled to mature on October 30, 2023. As a result of terminating the Prior Credit Agreement, for the three months ended June 30, 2022, we incurred a debt extinguishment loss of $1.1 million which is included in “Interest expense” in the accompanying consolidated income statement.
Debt Payments
The Credit Agreement requires quarterly principal installment payments on the Term Loan Facility of 10 percent of the total principal borrowed for the first eight quarters following funding and then quarterly installment payments of 20 percent of the total principal borrowed, at which time the remaining unpaid principal amount of the Term Loan Facility is due and payable by the Company upon the maturity date of June 24, 2027. The current portion of the Term Loan Facility is $4.7 million. Interest is payable quarterly. We have the right to voluntarily prepay the Term Loan Facility in accordance with the terms of the Credit Agreement. Interest is payable at the same rates set forth above for the Revolving Credit Facility
As of June 30, 2022, the aggregate amounts of long-term debt that will mature during each of the next four years and thereafter are as follows (in millions):

Amount
Remainder of 2022	$1.6
2023	6.2
2024	7.0
2025	9.4
2026	10.2
Thereafter	220.6
Total	$255.0

Note 6.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Currency Translation	Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(33.8)	$(33.8)
Other comprehensive income (loss)	(4.0)	(4.0)
Balance, June 30, 2022	$(37.8)	$(37.8)
The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized currency translation	$(5.7)	$2.3	$(4.0)	$(1.9)
Change in AOCI	$(5.7)	$2.3	$(4.0)	$(1.9)
Note 7.     Stock-Based Compensation
Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Sales and general expenses.” Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$0.2	$0.5	$0.6	$1.1
Time-based restricted share units	2.9	2.5	5.5	4.3
Performance-based restricted share units	0.8	0.6	1.5	1.2
Employee stock purchase plan	0.1	—	0.2	0.1
Total stock-based compensation	$4.0	$3.6	$7.8	$6.7

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
The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$11.4	$37.9	$17.2	$30.3

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	47.2	48.1	47.3	48.0
Dilutive effect of stock options and restricted share unit awards	0.4	0.5	0.4	0.6
Diluted weighted average shares outstanding	47.6	48.6	47.7	48.6
Earnings Per Share
Basic	$0.24	$0.79	$0.36	$0.63
Diluted	$0.24	$0.78	$0.36	$0.62
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
For the three and six months ended June 30, 2022, 2.0 million and 1.7 million of potentially dilutive stock options and RSU awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

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
We provide a portfolio of innovative product offerings focused on chronic care and pain management to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Chronic Care:
Digestive health	$80.2	$79.5	$161.6	$157.5
Respiratory health	32.1	36.5	70.2	79.6
Total Chronic Care	112.3	116.0	231.8	237.1
Pain Management:
Acute pain	$41.2	$43.7	$79.9	$80.8
Interventional pain	49.5	26.7	88.7	49.2
Total Pain Management	90.7	70.4	168.6	130.0
Total Net Sales	$203.0	$186.4	$400.4	$367.1
Chronic care is a portfolio of products including:
•Digestive health products such as our Mic-Key enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions; and

•Respiratory health products such as our closed airway suction systems and other airway management devices marketed under the Ballard, Microcuff and Endoclear brands.
Pain management is a portfolio of non-opioid pain solutions including:
•Acute pain products such as On-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems; and
•Interventional pain solutions, which provide minimally invasive pain relief therapies, such as our Coolief pain therapy and OrthogenRx’s pain relief injection products.
Liabilities for estimated returns, rebates and incentives are presented in the table below (in millions):

	June 30, 2022	December 31, 2021
Accrued rebates	$11.4	$14.3
Accrued customer incentives	9.6	10.2
Accrued rebates and customer incentives	21.0	24.5
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$21.1	$24.6
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

Note 11.    Share Repurchase Programs
On December 15, 2021, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. We established a pre-arranged trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Rule 10b5-1 trading plan permits common stock to be repurchased over a twelve-month period. In the fourth quarter of 2021, we repurchased $10.7 million of our common stock and during the first quarter of 2022, we repurchased an additional $19.3 million of our common stock.
On May 16, 2022, the Board of Directors approved a new one-year program under which we may repurchase up to $25.0 million of our common stock. Repurchases under this program will be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors, and we have established a pre-arranged trading plan under Rule 10b5-1 of the Exchange Act. This share repurchase program does not obligate us to purchase any particular amount of common stock and may be suspended, modified or discontinued by us without prior notice.
For the six months ended June 30, 2022, our repurchases of our common stock were as summarized in the table below.

	Shares Repurchased		Aggregate Purchase Price (in millions)	Average Price per Share	Amount Remaining in Program for Purchase (in millions)
	# of Shares	Program to Date
First quarter of 2022	588,293	911,433	$19.3	$32.85	$—
Second quarter of 2022	522,162	522,162	$14.1	$27.00	$10.9
From July 1, 2022 to July 29, 2022, we repurchased 399,957 shares of our common stock for $10.9 million, or $27.25 per share.
In addition to the share repurchase program, we withheld 23,118 shares of common stock for $0.7 million in taxes associated with stock-based compensation transactions for the six months ended June 30, 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. This MD&A contains forward-looking statements. Refer to “Information Concerning Forward-Looking Statements” at the beginning of this Form 10-Q for an explanation of these types of statements.
The following will be discussed and analyzed:
•Business Acquisition
•Results of Operations and Related Information
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Use of Estimates
Business Acquisition
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), which is focused on the development and commercialization of treatments for knee pain caused by osteoarthritis. We expect the acquisition of OrthogenRx will enhance our chronic pain portfolio. The initial purchase price was $130 million at closing less working capital adjustments, with up to an additional $30 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. The purchase price was funded by available cash on hand and the proceeds of borrowings, including from the incurrence of a new incremental tranche of term loans of $125.0 million. The accompanying condensed consolidated income statement for the three and six months ended June 30, 2022 includes $21.8 million and $36.5 million of net sales, respectively, from OrthogenRx since the closing of the acquisition. In the three and six months ended June 30, 2022, we incurred $0.3 million and $1.4 million of costs in connection with the OrthogenRx acquisition, respectively, which are included in “Selling and general expenses.”
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

Net Sales
Our net sales are summarized in the following table for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Chronic Care:
Digestive health	$80.2	$79.5	0.9%	$161.6	$157.5	2.6%
Respiratory health	32.1	36.5	(12.1)%	70.2	79.6	(11.8)%
Total Chronic Care	112.3	116.0	(3.2)%	231.8	$237.1	(2.2)%
Pain Management:
Acute pain	$41.2	$43.7	(5.7)%	$79.9	$80.8	(1.1)%
Interventional pain	49.5	26.7	85.4%	88.7	49.2	80.3%
Total Pain Management	90.7	70.4	28.8%	168.6	130.0	29.7%
Total Net Sales	$203.0	$186.4	8.9%	$400.4	$367.1	9.1%

		Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net sales - percentage change	QTD	8.9%	10.2%	0.5%	(1.7)%	(0.1)%
Net sales - percentage change	YTD	9.1%	9.9%	0.5%	(1.4)%	0.1%
______________________________
(a)Volume includes incremental revenue resulting from acquisitions.
(b)Other includes rounding.
Product Category Descriptions
Chronic care is a portfolio of products including:
•Digestive health products such as our Mic-Key enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions; and
•Respiratory health products such as our closed airway suction systems and other airway management devices marketed under the Ballard, Microcuff and Endoclear brands.
Pain management is a portfolio of non-opioid pain solutions including:
•Acute pain products such as On-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems; and
•Interventional pain solutions, which provide minimally invasive pain relief therapies, such as our Coolief pain therapy and OrthogenRx’s pain relief injection products.
Second Quarter of 2022 Compared to Second Quarter of 2021
Net sales increased by 8.9% for the three months ended June 30, 2022 compared to the prior year period, primarily due to incremental revenue from the acquisition of OrthogenRx. In addition to volume, 0.5% of favorable pricing was offset by 1.7% of unfavorable foreign currency translation effects.
First Six Months of 2022 Compared to the First Six Months of 2021
Net sales increased by 9.1% for the six months ended June 30, 2022 compared to the prior year period, primarily due to incremental revenue from the acquisition of OrthogenRx. Digestive health products experienced strong demand and volume, which was offset by decreased demand and volume in respiratory health products. In addition to volume, 0.5% of favorable pricing was offset by 1.4% of unfavorable foreign currency translation effects.

Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
North America	$160.0	$138.6	15.4%	$317.7	$272.0	16.8%
Europe, Middle East and Africa	24.1	26.8	(10.1)	47.4	56.3	(15.8)
Asia Pacific and Latin America	18.9	21.0	(10.0)	35.3	38.8	(9.0)
Total net sales	$203.0	$186.4	8.9%	$400.4	$367.1	9.1%

Gross Profit (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$203.0	$186.4	$400.4	$367.1
Cost of products sold	88.1	100.7	178.3	190.1
Gross profit	114.9	85.7	222.1	177.0
Gross profit margin	56.6%	46.0%	55.5%	48.2%
Second Quarter of 2022 Compared to Second Quarter of 2021
For the three months ended June 30, 2022 compared to the prior year period, gross profit margin improved primarily due to favorable product mix, as well as slightly improved manufacturing efficiencies that were partially offset by higher costs across our supply chain.
First Six Months of 2022 Compared to the First Six Months of 2021
For the six months ended June 30, 2022 compared to the prior year period, gross profit margin was impacted by the same items noted above for the second quarter.

Research and Development (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$8.0	$8.0	$15.8	$16.3
Percentage of net sales	3.9%	4.3%	3.9%	4.4%
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. Research and development has historically ranged between 4% and 6% of net sales.

Selling and General Expenses (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling and general expenses	$87.1	$76.7	$177.2	$150.1
Percentage of net sales	42.9%	41.1%	44.3%	40.9%
Selling and general expenses increased in both the three and six months ended June 30, 2022 compared to the prior year periods, driven by higher selling costs, along with higher acquisition-related costs and compliance costs associated with the European Union Medical Device Regulation (“EU MDR”).

Other Expense, net (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other expense, net	$0.8	$8.3	$0.9	$30.3
Percentage of net sales	0.4%	4.5%	0.2%	8.3%
Other expense, net decreased in both the three and six months ended June 30, 2022 compared to the prior year periods driven by lower legal costs. Legal costs in the six months ended June 30, 2021 included amounts associated with a $22.2 million payment related to the Deferred Prosecution Agreement (“DPA”) with the United Sates Department of Justice described in Note 8, “Commitments and Contingencies” in Item 1 of this Form 10-Q.

Operating Profit (Loss) (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating profit (loss)	$19.0	$(7.3)	$28.2	$(19.7)
Operating profit margin	9.4%	(3.9)%	7.0%	(5.4)%
The items previously described drove operating profit to $19.0 million for the three months ended June 30, 2022 and $28.2 million for the six months ended June 30, 2022, compared to operating losses of $7.3 million and $19.7 million for the three and six months ended June 30, 2021, respectively.

Adjusted Operating Profit (Loss)
A reconciliation of adjusted operating profit (loss), a non-GAAP measure, to operating profit (loss) is provided in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating profit (loss), as reported (GAAP)	$19.0	$(7.3)	$28.2	$(19.7)
COVID-19 related expenses	—	0.2	—	0.2
2020 Restructuring charges	—	8.5	—	8.7
Post divestiture restructuring charges	—	1.7	—	2.6
Post divestiture transition charges	—	3.6	—	3.6
Acquisition and integration-related charges	1.0	0.2	2.8	0.6
EU MDR Compliance	1.7	1.0	3.2	1.2
Litigation and legal	—	2.7	—	25.2
Intangibles amortization	6.2	4.1	11.9	8.3
Adjusted operating profit (loss) (non-GAAP)	$27.9	$14.7	$46.1	$30.7
The items noted in the table above are described below:
COVID-19 related expenses: Incremental spending due to the COVID-19 pandemic was $0.2 million in each of the three and six months ended June 30, 2021.
2020 Restructuring charges, post divestiture restructuring charges, and post divestiture transition charges: As previously described in the Form 10-K, these charges were associated with a multi-phase restructuring plan intended to align our organizational structure, IT platform, supply chain and distribution channels to be more appropriate for our business following the divestiture of our Surgical and Infection Prevention business. As of December 31, 2021, restructuring activities associated with the plan were substantially complete.
Acquisition and integration-related charges: Acquisition and integration-related charges were $1.0 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $2.8 million and $0.6 million for the six months ended

June 30, 2022 and 2021, respectively. Expenses in the three and six months ended June 30, 2022 were related to the acquisition of OrthogenRx. Expenses incurred in the prior year periods were related to integration activities for earlier acquisitions.
EU MDR Compliance: The EU MDR became effective in 2021 and brings significant new requirements for many of our medical devices. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We expect the activities resulting in incremental costs associated with our initial compliance with the EU MDR will continue into 2023.
Litigation and legal: We incurred $2.7 million and $25.2 million of expenses in the three and six months ended June 30, 2021, respectively, for certain litigation matters which were included in “Other expense, net.” These costs included amounts associated with a $22.2 million payment related to the DPA.
Intangibles amortization: Intangibles amortization is related primarily to intangibles acquired in business acquisitions and was $6.2 million and $11.9 million for the three and six months ended June 30, 2022, respectively, and $4.1 million and $8.3 million for the three and six months ended June 30, 2021, respectively. The increase in amortization is due to incremental amortization of intangibles acquired with OrthogenRx earlier this year.

Interest Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our revolving credit facility net of interest capitalized on long-term capital projects. See Note 5, “Debt” in Item 1 of this Form 10-Q. Interest expense was $2.7 million and $4.0 million for the three and six months ended June 30, 2022, respectively, compared to $0.9 million and $1.7 million, respectively, in the comparable periods last year. Our long-term debt outstanding balances were $254.0 million and $130.0 million as of June 30, 2022 and December 31, 2021, respectively.

Income Taxes
The income tax provision was $5.1 million and $7.2 million in the three and six months ended June 30, 2022, respectively, compared to a benefit of $46.1 million and $51.7 million in the three and six months ended June 30, 2021. Our effective tax rate was 30.9% and 29.5% in the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, our effective tax rate was (562.2)% and (241.6)%, respectively. The prior year income tax benefit and effective tax rates were due to the impact of non-deductible charges and progression of earnings in the first six months of 2021.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available with our revolving credit facility under our credit agreement. We expect our operating cash flow will be sufficient to meet our working capital requirements and fund capital expenditures in the next twelve months. In addition, with our borrowing capacity, we expect to have the ability to fund capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
As of June 30, 2022, $62.4 million of our $106.5 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and cash equivalents decreased by $12.0 million to $106.5 million as of June 30, 2022 compared to $118.5 million as of December 31, 2021. The decrease was primarily driven by $116.7 million used in the acquisition of OrthogenRx and $34.1 million used to repurchase shares of our common stock, partially offset by $28.8 million provided by operating activities and $125.0 million in proceeds received from the issuance of incremental long-term debt.
In the prior year, cash and cash equivalents decreased by $11.6 million to $99.9 million as of June 30, 2021. The decrease was driven by $15.0 million repaid on our revolving credit facility, $11.5 million of capital expenditures and $1.8 million of unfavorable currency exchange effects partially offset by $12.0 million provided by operations and $5.2 million of proceeds from the exercise of stock options.
Long-Term Debt
On June 24, 2022, we entered into a credit agreement (the “Credit Agreement”) with certain lenders which established credit facilities in an aggregate principal amount of $500.0 million, consisting of a five-year senior secured term loan of $125.0 million (the “Term Loan Facility”) and a five-year senior secured revolving credit facility allowing borrowings of up to $375.0 million, with a letter of credit subfacility in an amount of $75.0 million (the “Revolving Credit Facility”). All obligations under the Credit Agreement and certain hedging agreements and cash management arrangements thereunder are: (i) guaranteed by each of the Company’s direct and indirect, existing and future, material wholly owned domestic subsidiaries (“Guarantors”) and (ii) secured by a first priority lien on substantially all the assets of the Company and the Guarantors. The Credit Agreement contains an accordion feature that allows us to incur incremental term loans under the Term Loan Facility or under new term loan facilities or to increase the amount of the commitments under the Revolving Credit Facility, including through the establishment of one or more tranches under the Revolving Credit Facility. The Credit Agreement will mature on June 24, 2027.
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio.
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of June 30, 2022, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis. As of June 30, 2022, we had $130.0 million of borrowings under the Revolving Credit Facility.
In connection with entering into the Credit Agreement, we terminated the Amended and Restated Credit Agreement dated as of October 30, 2018 by and among the Company, the lenders thereunder and Citibank N.A., as administrative agent.
See Note 5, “Debt” in Item 1 of this Form 10-Q for further details regarding our debt agreements.
Share Repurchase Programs
On December 15, 2021, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. In the fourth quarter of 2021, we repurchased $10.7 million of our common stock, and during the first quarter of 2022, we repurchased an additional $19.3 million of our common stock.
On May 16, 2022, the Board of Directors approved a new one-year program under which we may repurchase up to $25.0 million of our common stock. Repurchases under this program will be made from time to time at management’s discretion on the open market or through privately negotiated transactions. This share repurchase program does not obligate us to purchase any particular amount of common stock and may be suspended, modified or discontinued by us without prior notice. Under this program, during the second quarter of 2022, we repurchased $14.1 million of our common stock, and during July 2022 we repurchased the remaining $10.9 million.
For further information, see Note 11, “Share Repurchase Programs” in Item 1 of this Form 10-Q.

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared by applying certain accounting policies. See Note 1, “Accounting Policies” in Item 8, “Financial Statements and Supplementary Data” in the Form 10-K, which describes our most significant accounting policies. In addition, our critical accounting policies and estimates are presented under the caption “Critical Accounting Policies and Use of Estimates” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K. Certain of these policies require management to make estimates or assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies. See Note 1, “Accounting Policies” in Item 1 of this Form 10-Q for updates to our critical accounting policies and a discussion of recent accounting pronouncements. In the six months ended June 30, 2022, there were no significant changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.

Item 4.    Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.3
Credit Agreement dated June 24, 2022 by and among Avanos Medical, Inc., the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPM”) as administrative agent, MUFG Bank, Ltd. (“MFUG”), PNC Bank, National Association (“PNC”) and U.S. Bank National Association (“U.S. Bank”) as co-syndication agents, and JPM, MUFG, PNC and U.S. Bank as joint lead arrangers and joint bookrunners

10.17	Avanos Medical, Inc. Amended and Restated Executive Severance Plan
10.18	Retention Incentive Agreement dated May 20, 2022 by and between Avanos Medical, Inc. and David E. Ball
31(a)	Section 302 CEO Certification, filed herewith
31(b)	Section 302 CFO Certification, filed herewith
32(a)*	Section 906 CEO Certification, furnished herewith
32(b)*	Section 906 CFO Certification, furnished herewith
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

AVANOS MEDICAL, INC.
(Registrant)

August 9, 2022	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 9, 2022	By:	/s/ John J. Hurley
John J. Hurley
Controller
(Principal Accounting Officer)