Form 10-Q
period 2022-09-30
AVANOS MEDICAL, INC.
filed 2022-11-02
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Yes  ☐    No  ☒
As of October 26, 2022, there were 46,497,608 shares of the registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales	$202.1	$184.1	$602.5	$551.2
Cost of products sold	92.0	93.9	269.4	284.3
Gross Profit	110.1	90.2	333.1	266.9
Research and development	7.3	8.4	23.1	24.7
Selling and general expenses	82.1	75.0	259.3	225.1
Other expense, net	2.0	3.4	2.9	33.7
Operating Income (Loss)	18.7	3.4	47.8	(16.6)
Interest income	0.3	0.2	0.5	0.2
Interest expense	(3.0)	(0.9)	(7.0)	(2.6)
Income (Loss) Before Income Taxes	16.0	2.7	41.3	(19.0)
Income tax (provision) benefit	(0.3)	(38.0)	(7.7)	13.8
Net Income (Loss)	$15.7	$(35.3)	$33.6	$(5.2)

Earnings (Loss) Per Share
Basic	$0.34	$(0.73)	$0.71	$(0.11)
Diluted	$0.33	$(0.73)	$0.71	$(0.11)

* Certain amounts have been adjusted to reflect a change in accounting principle as described in Note 1 to our Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$15.7	$(35.3)	$33.6	$(5.2)
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(5.1)	(3.7)	(9.1)	(5.6)
Defined benefit plans	—	0.1	—	0.1
Total Other Comprehensive Income (Loss), Net of Tax	(5.1)	(3.6)	(9.1)	(5.5)
Comprehensive Income (Loss)	$10.6	$(38.9)	$24.5	$(10.7)

* Certain amounts have been adjusted to reflect a change in accounting principle as described in Note 1 to our Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$117.0	$118.5
Accounts receivable, net of allowances	146.2	131.2
Inventories	193.6	159.3
Prepaid and other current assets	13.2	18.6
Total Current Assets	470.0	427.6
Property, Plant and Equipment, net	163.4	168.1
Operating Lease Right-of-Use Assets	32.5	38.6
Goodwill	823.6	801.6
Other Intangible Assets, net	258.7	141.2
Deferred Tax Assets	10.9	10.0
Other Assets	16.1	16.5
TOTAL ASSETS	$1,775.2	$1,603.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$6.2	$—
Current portion of operating lease liabilities	13.4	14.7
Trade accounts payable	62.7	56.4
Accrued expenses	80.0	68.1
Total Current Liabilities	162.3	139.2
Long-Term Debt	247.8	130.0
Operating Lease Liabilities	36.8	42.8
Deferred Tax Liabilities	37.0	11.9
Other Long-Term Liabilities	27.8	9.1
Total Liabilities	511.7	333.0

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,495,519 outstanding as of September 30, 2022 and 48,206,156 outstanding as of December 31, 2021	0.5	0.5
Additional paid-in capital	1,642.3	1,628.8
Accumulated deficit	(270.0)	(303.6)
Treasury stock	(66.4)	(21.3)
Accumulated other comprehensive loss	(42.9)	(33.8)
Total Stockholders’ Equity	1,263.5	1,270.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,775.2	$1,603.6
* Certain amounts have been adjusted to reflect a change in accounting principle as described in Note 1 to our Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common Stock	$0.5	$0.5	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,637.4	1,621.3	1,628.8	1,609.4
Exercise or redemption of share-based awards	0.8	0.9	1.6	6.1
Stock-based compensation expense	4.1	3.5	11.9	10.2
Additional Paid-in Capital, end of period	1,642.3	1,625.7	1,642.3	1,625.7
Accumulated Deficit, beginning of period	(285.7)	(279.8)	(303.6)	(309.9)
Net income (loss)	15.7	(35.3)	33.6	(5.2)
Accumulated Deficit, end of period	(270.0)	(315.1)	(270.0)	(315.1)
Treasury Stock, beginning of period	(55.4)	(10.3)	(21.3)	(9.8)
Purchases of treasury stock	(11.0)	(0.1)	(45.1)	(0.6)
Treasury Stock, end of period	(66.4)	(10.4)	(66.4)	(10.4)
Accumulated Other Comprehensive Loss, beginning of period	(37.8)	(30.0)	(33.8)	(28.1)
Other comprehensive loss, net of tax	(5.1)	(3.6)	(9.1)	(5.5)
Accumulated Other Comprehensive Loss, end of period	(42.9)	(33.6)	(42.9)	(33.6)
Total Stockholders’ Equity, end of period	$1,263.5	$1,267.1	$1,263.5	$1,267.1

* Certain amounts have been adjusted to reflect a change in accounting principle as described in Note 1 to our Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$33.6	$(5.2)
Depreciation and amortization	34.3	28.8
Stock-based compensation expense	11.9	10.2
Net loss on asset dispositions and impairments	—	4.9
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6.0)	(10.5)
Income tax receivable	—	47.7
Inventories	(35.8)	9.9
Prepaid expenses and other assets	3.5	1.1
Accounts payable	34.1	(11.9)
Accrued expenses	(18.5)	(24.5)
Deferred income taxes and other	0.1	(15.3)
Cash Provided by Operating Activities	57.2	35.2
Investing Activities
Capital expenditures	(14.4)	(16.3)
Acquisition of assets and investments in businesses	(116.1)	—
Cash Used in Investing Activities	(130.5)	(16.3)
Financing Activities
Proceeds from issuance of secured debt	250.0	—
Secured debt repayments	(125.0)	—
Revolving credit facility proceeds	150.0	20.0
Revolving credit facility repayments	(150.0)	(55.0)
Purchases of treasury stock	(45.1)	(0.6)
Payments of debt issuance costs	(2.9)	—
Proceeds from the exercise of stock options	1.6	6.1
Cash Provided by (Used in) Financing Activities	78.6	(29.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6.8)	(3.1)
Decrease in Cash and Cash Equivalents	(1.5)	(13.7)
Cash and Cash Equivalents - Beginning of Period	118.5	111.5
Cash and Cash Equivalents - End of Period	$117.0	$97.8

* Certain amounts have been adjusted to reflect a change in accounting principle as described in Note 1 to our Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

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
We completed our annual goodwill impairment test as of July 1, 2022, and determined that the fair value of our reporting unit exceeds the net carrying amount. There can be no assurance that the assumptions and estimates made for purposes of the annual goodwill impairment test will prove to be accurate. Volatility in the equity and debt markets, or increases in interest rates, could result in a higher discount rate. Changes in sales volumes, selling prices and costs of goods sold, and increases in interest rates could cause changes in our forecasted cash flows. Unfavorable changes in any of the factors described above could result in a goodwill impairment charge in the future.
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
Change in Accounting Principle
During the third quarter of 2022, we elected to change our method of accounting for U.S. inventory from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. We believe the FIFO method of accounting for inventory is preferable because it provides for an inventory balance that more closely reflects the inventory’s current cost, improves efficiency and enhances comparability with our peers. The effects of the change in accounting method from LIFO to FIFO have been retrospectively applied to all periods presented in all sections of this Form 10-Q, including Management's Discussion and Analysis.
As a result of the accounting change, accumulated deficit as of January 1, 2021 improved from $315.5 million, as reported under the LIFO method to $309.9 million using the FIFO method. Accumulated deficit as of January 1, 2022 improved from $310.3 million, as reported under the LIFO method to $303.6 million using the FIFO method.
The following financial statement line items within the accompanying condensed consolidated financial statements and unaudited interim 2022 and 2021 quarterly condensed consolidated financial statements were adjusted as follows:

Condensed Consolidated Income Statements
(in millions, except per share amounts)
(Unaudited)
	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	As Calculated (LIFO)	As Reported (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Cost of products sold	$92.3	$92.0	$(0.3)	$93.7	$93.9	$0.2
Income (loss) before income taxes	15.7	16.0	0.3	2.9	2.7	(0.2)
Income tax (provision) benefit	(0.3)	(0.3)	—	(38.0)	(38.0)	—
Net income (loss)	15.4	15.7	0.3	(35.1)	(35.3)	(0.2)
Earnings (loss) per share:
Basic	$0.33	$0.34	$0.01	$(0.73)	$(0.73)	$—
Diluted	$0.33	$0.33	$—	$(0.73)	$(0.73)	$—

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	As Calculated (LIFO)	As Reported (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Cost of products sold	$270.6	$269.4	$(1.2)	$283.8	$284.3	$0.5
Income (loss) before income taxes	40.1	41.3	1.2	(18.5)	(19.0)	(0.5)
Income tax (provision) benefit	(7.5)	(7.7)	(0.2)	13.7	13.8	0.1
Net income (loss)	32.6	33.6	1.0	(4.8)	(5.2)	(0.4)
Earnings (loss) per share:
Basic	$0.69	$0.71	$0.02	$(0.10)	$(0.11)	$(0.01)
Diluted	$0.69	$0.71	$0.02	$(0.10)	$(0.11)	$(0.01)

Condensed Consolidated Income Statements (cont’d)
(in millions, except per share amounts)
(Unaudited)
	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Cost of products sold	$88.1	$86.6	$(1.5)	$100.7	$100.0	$(0.7)
Income (loss) before income taxes	16.5	18.0	1.5	(8.2)	(7.5)	0.7
Income tax (provision) benefit	(5.1)	(5.5)	(0.4)	46.1	46.0	(0.1)
Net income (loss)	11.4	12.5	1.1	37.9	38.5	0.6
Earnings (loss) per share:
Basic	$0.24	$0.27	$0.03	$0.79	$0.80	$0.01
Diluted	$0.24	$0.26	$0.02	$0.78	$0.79	$0.01

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Cost of products sold	$178.3	$177.4	$(0.9)	$190.1	$190.4	$0.3
Income (loss) before income taxes	24.4	25.3	0.9	(21.4)	(21.7)	(0.3)
Income tax (provision) benefit	(7.2)	(7.4)	(0.2)	51.7	51.8	0.1
Net income (loss)	17.2	17.9	0.7	30.3	30.1	(0.2)
Earnings (loss) per share:
Basic	$0.36	$0.38	$0.02	$0.63	$0.63	$—
Diluted	$0.36	$0.37	$0.01	$0.62	$0.62	$—

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Cost of products sold	$90.2	$90.8	$0.6	$89.4	$90.4	$1.0
Income (loss) before income taxes	7.9	7.3	(0.6)	(13.2)	(14.2)	(1.0)
Income tax (provision) benefit	(2.1)	(1.9)	0.2	5.6	5.8	0.2
Net income (loss)	5.8	5.4	(0.4)	(7.6)	(8.4)	(0.8)
Earnings (loss) per share:
Basic	$0.12	$0.11	$(0.01)	$(0.16)	$(0.17)	$(0.01)
Diluted	$0.12	$0.11	$(0.01)	$(0.16)	$(0.17)	$(0.01)

Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)
	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	As Calculated (LIFO)	As Reported (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Net income (loss)	$15.4	15.7	$0.3	$(35.1)	$(35.3)	$(0.2)
Comprehensive income (loss)	10.3	10.6	0.3	(38.7)	(38.9)	(0.2)

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	As Calculated (LIFO)	As Reported (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Net income (loss)	$32.6	$33.6	$1.0	$(4.8)	$(5.2)	$(0.4)
Comprehensive income (loss)	23.5	24.5	1.0	(10.3)	(10.7)	(0.4)

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Net income (loss)	$11.4	$12.5	$1.1	$37.9	$38.5	$0.6
Comprehensive income (loss)	5.7	6.8	1.1	40.2	40.8	0.6

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Net income (loss)	$17.2	$17.9	$0.7	$30.3	$30.1	$(0.2)
Comprehensive income (loss)	13.2	13.9	0.7	28.4	28.2	(0.2)

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Net income (loss)	$5.8	$5.4	$(0.4)	$(7.6)	$(8.4)	$(0.8)
Comprehensive income (loss)	7.5	7.1	(0.4)	(11.8)	(12.6)	(0.8)

Condensed Consolidated Balance Sheets
(in millions)
(Unaudited)
	As of September 30, 2022			As of December 31, 2021
	As Calculated (LIFO)	As Reported (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Inventories	$183.4	$193.6	$10.2	$150.3	$159.3	$9.0
Accrued expenses(a)	77.5	80.0	2.5	68.1	68.1	—
Deferred tax liabilities	37.0	37.0	—	9.6	11.9	2.3
Accumulated deficit, end of period	(277.7)	(270.0)	7.7	(310.3)	(303.6)	6.7

Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(Unaudited)
	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	As Calculated (LIFO)	As Reported (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Accumulated deficit, beginning of period	$(293.1)	$(285.7)	$7.4	$(285.2)	$(279.8)	$5.4
Net income (loss)	15.4	15.7	0.3	(35.1)	(35.3)	(0.2)
Total stockholders' equity	1,255.8	1,263.5	7.7	1,261.9	1,267.1	5.2

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	As Calculated (LIFO)	As Reported (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Accumulated deficit, beginning of period	$(310.3)	$(303.6)	$6.7	$(315.5)	$(309.9)	$5.6
Net income (loss)	32.6	33.6	1.0	(4.8)	(5.2)	(0.4)
Total stockholders' equity	1,255.8	1,263.5	7.7	1,261.9	1,267.1	5.2

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Accumulated deficit, beginning of period	$(304.5)	$(298.2)	$6.3	$(323.1)	$(318.3)	$4.8
Net income (loss)	11.4	12.5	1.1	37.9	38.5	0.6
Total stockholders' equity	1,251.6	1,259.0	7.4	1,296.3	1,301.7	5.4

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Accumulated deficit, beginning of period	$(310.3)	$(303.6)	$6.7	$(315.5)	$(309.9)	$5.6
Net income (loss)	17.2	17.9	0.7	30.3	30.1	(0.2)
Total stockholders' equity	1,251.6	1,259.0	7.4	1,296.3	1,301.7	5.4

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Accumulated deficit, beginning of period	$(310.3)	$(303.6)	$6.7	$(315.5)	$(309.9)	$5.6
Net income (loss)	5.8	5.4	(0.4)	(7.6)	(8.4)	(0.8)
Total stockholders' equity	1,256.5	1,262.8	6.3	1,252.6	1,257.4	4.8

Condensed Consolidated Cash Flow Statements
(in millions)
(Unaudited)
	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	As Calculated (LIFO)	As Reported (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Net income (loss)	$32.6	$33.6	$1.0	$(4.8)	$(5.2)	$(0.4)
Inventories	(34.6)	(35.8)	(1.2)	9.4	9.9	0.5
Accrued expenses(a)	(18.7)	(18.5)	0.2	(24.4)	(24.5)	(0.1)

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Net income (loss)	$17.2	$17.9	$0.7	$30.3	$30.1	$(0.2)
Inventories	(17.1)	(18.0)	(0.9)	8.7	9.0	0.3
Accrued expenses(a)	(28.7)	(28.5)	0.2	(5.6)	(5.7)	(0.1)

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Net income (loss)	$5.8	$5.4	$(0.4)	$(7.6)	$(8.4)	$(0.8)
Inventories	(4.5)	(3.9)	0.6	2.8	3.8	1.0
Accrued expenses(a)	(28.6)	(28.8)	(0.2)	(2.0)	(2.2)	(0.2)
__________________________________________________
(a)We have elected to apply FASB Interpretation 18 (FIN 18) to the income tax effects arising from the change in accounting principle for interim reporting periods. As a result, we have presented the tax effects from the change in accounting principle in Accrued income taxes payable within Accrued expenses on the Condensed Consolidated Balance Sheets for the interim reporting periods disclosed in the tables above. For annual reporting periods, tax effects from the change in accounting principle are reflected in Deferred tax liabilities on the Condensed Consolidated Balance Sheets.

Note 2.    Business Acquisition
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), which is focused on the development and commercialization of treatments for knee pain caused by osteoarthritis. We expect the acquisition of OrthogenRx will enhance our chronic pain portfolio. The initial purchase price was $130 million at closing less working capital adjustments, with up to an additional $30 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. The purchase price was funded by available cash on hand and the proceeds of borrowings, including an incremental $125.0 million tranche of term loans. The accompanying condensed consolidated income statement for the three and nine months ended September 30, 2022 includes $20.4 million and $56.9 million of net sales, respectively, from OrthogenRx since the closing of the acquisition. In the three and nine months ended September 30, 2022, we incurred $0.2 million and $1.6 million of costs, respectively, in connection with the OrthogenRx acquisition, which are included in “Selling and general expenses.”
We accounted for the OrthogenRx acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price paid was allocated to the underlying net assets in proportion to their respective fair values. The fair value of the net assets acquired are based on estimates and assumptions relating to certain intangible assets acquired, liabilities assumed, income taxes and loss contingencies, which are subject to change during the measurement period (up to one year from the acquisition date). The deferred tax liability is subject to change as the estimated liability may be adjusted in conjunction with our year-end tax provision calculation. Any excess of the purchase price over the estimated fair values was recorded as goodwill. Fair values of assets acquired and liabilities assumed were determined using discounted cash flow analyses, and the fair value of the contingent cash consideration was estimated using a Monte Carlo simulation. The purchase price allocation, net of cash acquired, is shown in the table below (in millions):

Accounts receivable, net	$13.7
Inventory	2.8
Other current assets	0.4
Accounts payable	(5.4)
Other current liabilities	(13.0)
Contingent consideration	(9.2)
Other non-current assets (liabilities)	(9.5)
Deferred tax liability	(23.7)
Identifiable intangible assets	135.6
Goodwill	24.4
Total	$116.1
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

The following unaudited pro forma financial information is presented in the table below for the three and nine months ended September 30, 2022 and 2021 as if the acquisition had occurred on January 1, 2021 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (Unaudited)	2021 (Unaudited)	2022 (Unaudited)	2021 (Unaudited)
Net sales	$202.1	$204.3	$604.8	$605.5

Net income	$15.9	$(28.2)	$36.7	$9.8

Earnings (Loss) Per Share:
Basic	$0.34	$(0.58)	$0.78	$0.20
Diluted	$0.34	$(0.58)	$0.77	$0.20
The pro forma financial information has been adjusted to include the effects of the acquisition, including acquisition-related costs, amortization of acquired intangibles and related tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have been achieved.

Note 3.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	September 30, 2022	December 31, 2021
Accounts receivable	$140.0	$122.0
Income tax receivable	12.2	13.0
Allowances and doubtful accounts:
Doubtful accounts	(5.7)	(3.6)
Sales discounts	(0.3)	(0.2)
Accounts receivable, net	$146.2	$131.2
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Our provision for doubtful accounts was a net expense of $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, compared to a net benefit of $0.1 million and $0.5 million for the three and nine months ended September 30, 2021, respectively.
Inventories
Inventories at the lower of cost (determined on the FIFO method) or net realizable value consists of the following (in millions):

	September 30, 2022	December 31, 2021
Raw materials	$55.3	$47.7
Work in process	34.1	33.2
Finished goods	96.7	71.6
Supplies and other	7.5	6.8
Total Inventory	$193.6	$159.3
As of September 30, 2022, our inventory reserve balance was $5.0 million consisting of $2.2 million for Halyard-branded inventory and $2.8 million for inventory obsolescence.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	September 30, 2022	December 31, 2021
Land	$1.1	$1.1
Buildings and leasehold improvements	47.0	48.0
Machinery and equipment	230.1	223.2
Construction in progress	34.4	32.0
	312.6	304.3
Less accumulated depreciation	(149.2)	(136.2)
Total	$163.4	$168.1
Depreciation expense was $5.5 million and $16.3 million for the three and nine months ended September 30, 2022, respectively, compared to $5.4 million and $16.3 million for the three and nine months ended September 30, 2021, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2021	$801.6
Goodwill acquired (a)	24.4
Currency translation adjustment	(2.4)
Balance, September 30, 2022	$823.6
____________________________________________
(a)We acquired $24.4 million of goodwill in conjunction with the acquisition of OrthogenRx described in Note 2, “Business Acquisition.” Goodwill was allocated to our existing medical devices reporting segment.
Intangible assets subject to amortization consist of the following (in millions):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$92.5	$(66.2)	$26.3	$90.9	$(64.0)	$26.9
Patents and acquired technologies	278.8	(192.1)	86.7	271.7	(177.7)	94.0
Other	187.4	(41.7)	145.7	61.2	(40.9)	20.3
Total	$558.7	$(300.0)	$258.7	$423.8	$(282.6)	$141.2
In the first quarter of 2022, we acquired $135.6 million of identified intangibles in conjunction with our acquisition of OrthogenRx, as described in Note 2, “Business Acquisition.” Amortization expense for intangible assets is included in “Costs of products sold” and “Selling and general expenses” and was $6.1 million and $18.0 million for the three and nine months ended September 30, 2022, respectively, compared to $4.2 million and $12.5 million for the three and nine months ended September 30, 2021, respectively.

Amortization expense for the remainder of 2022 and the following four years and thereafter is estimated as follows (in millions):

Amount
Remainder of 2022	$12.4
2023	29.9
2024	29.9
2025	29.3
2026	22.7
Thereafter	134.5
Total	$258.7
Accrued Expenses
Accrued expenses consist of the following (in millions):

	September 30, 2022	December 31, 2021
Accrued rebates and customer incentives	$23.6	$24.5
Accrued salaries and wages	33.4	29.3
Accrued taxes and other	9.5	3.0
Other	13.5	11.3
Total	$80.0	$68.1
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	September 30, 2022	December 31, 2021
Accrued compensation and benefits	$4.3	$4.4
Other (a)	23.5	4.7
Total	$27.8	$9.1
__________________________________________________
(a)For the September 30, 2022 period presented, amounts primarily relate to contingent consideration and indemnification liability associated with the OrthogenRx acquisition as described in Note 2, “Business Acquisition.”
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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		September 30, 2022		December 31, 2021
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$117.0	$117.0	$118.5	$118.5
Liabilities
Revolving Credit Facility	2	$130.0	$130.0	$130.0	$130.0
Term Loan Facility	2	124.0	124.0	—	—
Contingent consideration related to acquisition	3	9.2	9.2	—	—
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
Note 5.     Debt
As of September 30, 2022 and December 31, 2021, our respective debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturity	September 30, 2022	December 31, 2021 (a)
Revolving Credit Facility	4.18%	2027	$130.0	$130.0
Term Loan Facility	4.18%	2027	125.0	—
			255.0	130.0
Unamortized debt issuance costs			(1.0)	—
Current portion of long-term debt			(6.2)	—
Total Long-Term Debt, net			$247.8	$130.0
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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 4.4% as of September 30, 2022.
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of September 30, 2022, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis. We are permitted to prepay all or a portion of the Term Loan Facility and the Revolving Credit Facility at any time without premium or penalty. As of September 30, 2022, we had $130.0 million of borrowings under the Revolving Credit Facility.
In connection with entering into the Credit Agreement, we terminated the Amended and Restated Credit Agreement dated as of October 30, 2018 by and among the Company, the lenders thereunder and Citibank N.A., as administrative agent (as amended and supplemented, the “Prior Credit Agreement”). The Prior Credit Agreement established a $250.0 million senior secured revolving credit facility, with a letter of credit sub-facility of $25.0 million. The Prior Credit Agreement was scheduled to mature on October 30, 2023. As a result of terminating the Prior Credit Agreement, for the nine months ended September 30, 2022, we incurred a debt extinguishment loss of $1.1 million, which is included in “Interest expense” in the accompanying consolidated income statement.
Debt Payments
The Credit Agreement requires quarterly principal installment payments on the Term Loan Facility of 10 percent of the total principal borrowed for the first eight quarters following funding and then quarterly installment payments of 20 percent of the total principal borrowed, at which time the remaining unpaid principal amount of the Term Loan Facility is due and payable by the Company upon the maturity date of June 24, 2027. The current portion of the Term Loan Facility is $6.2 million. Interest is payable quarterly. We have the right to voluntarily prepay the Term Loan Facility in accordance with the terms of the Credit Agreement. Interest is payable at the same rates set forth above for the Revolving Credit Facility
As of September 30, 2022, the aggregate amounts of long-term debt that will mature during each of the next four years and thereafter are as follows (in millions):

Amount
Remainder of 2022	$1.6
2023	6.2
2024	7.0
2025	9.4
2026	10.2
Thereafter	220.6
Total	$255.0

Note 6.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Currency Translation	Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(33.8)	$(33.8)
Other comprehensive income (loss)	(9.1)	(9.1)
Balance, September 30, 2022	$(42.9)	$(42.9)
The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized currency translation	$(5.1)	$(3.7)	$(9.1)	$(5.6)
Defined benefit pension plans	—	0.1	—	0.1
Defined benefit pension plans, net of tax	—	0.1	—	0.1
Change in AOCI	$(5.1)	$(3.6)	$(9.1)	$(5.5)
Note 7.     Stock-Based Compensation
Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Sales and general expenses.” Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$0.3	$0.4	$0.9	$1.5
Time-based restricted share units	3.1	2.5	8.6	6.8
Performance-based restricted share units	0.7	0.5	2.2	1.7
Employee stock purchase plan	—	0.1	0.2	0.2
Total stock-based compensation	$4.1	$3.5	$11.9	$10.2

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

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$15.7	$(35.3)	$33.6	$(5.2)

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.6	48.1	47.1	48.1
Dilutive effect of stock options and restricted share unit awards	0.4	—	0.4	—
Diluted weighted average shares outstanding	47.0	48.1	47.5	48.1
Earnings (Loss) Per Share
Basic	$0.34	$(0.73)	$0.71	$(0.11)
Diluted	$0.33	$(0.73)	$0.71	$(0.11)
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
For the three and nine months ended September 30, 2022, 1.7 million and 1.8 million of potentially dilutive stock options and RSU awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

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
We provide a portfolio of innovative product offerings focused on chronic care and pain management to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Chronic Care:
Digestive health	$85.9	$77.8	$247.5	$235.3
Respiratory health	29.8	39.3	100.0	118.9
Total Chronic Care	115.7	117.1	347.5	354.2
Pain Management:
Acute pain	$38.9	$40.7	$118.8	$121.6
Interventional pain	47.5	26.3	136.2	75.4
Total Pain Management	86.4	67.0	255.0	197.0
Total Net Sales	$202.1	$184.1	$602.5	$551.2
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
Liabilities for estimated returns, rebates and incentives are presented in the table below (in millions):

	September 30, 2022	December 31, 2021
Accrued rebates	$12.3	$14.3
Accrued customer incentives	11.3	10.2
Accrued rebates and customer incentives	23.6	24.5
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$23.7	$24.6
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
For the nine months ended September 30, 2022, our repurchases of our common stock were as summarized in the table below.

	Shares Repurchased		Aggregate Purchase Price (in millions)	Average Price per Share	Amount Remaining in Program for Purchase (in millions)
	# of Shares	Program to Date
First quarter of 2022	588,293	911,433	$19.3	$32.85	$—
Second quarter of 2022	522,162	522,162	14.1	27.00	10.9
Third quarter of 2022	399,957	922,119	10.9	27.25	—
In addition to the share repurchase program, we withheld 27,263 shares of common stock for $0.8 million in taxes associated with stock-based compensation transactions for the nine months ended September 30, 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our re cent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. This MD&A contains forward-looking statements. Refer to “Information Concerning Forward-Looking Statements” at the beginning of this Form 10-Q for an explanation of these types of statements.
The following will be discussed and analyzed:
•Business Acquisition;
•Results of Operations and Related Information;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Use of Estimates.
Business Acquisition
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), which is focused on the development and commercialization of treatments for knee pain caused by osteoarthritis. We expect the acquisition of OrthogenRx will enhance our chronic pain portfolio. The initial purchase price was $130 million at closing less working capital adjustments, with up to an additional $30 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. The purchase price was funded by available cash on hand and the proceeds of borrowings, including from the incurrence of a new incremental tranche of term loans of $125.0 million. The accompanying condensed consolidated income statements for the three and nine months ended September 30, 2022 includes $20.4 million and $56.9 million of net sales, respectively, from OrthogenRx since the closing of the acquisition. In the three and nine months ended September 30, 2022, we incurred $0.2 million and $1.6 million of costs in connection with the OrthogenRx acquisition, respectively, which are included in “Selling and general expenses.”
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
Change in Accounting Principle
During the third quarter of 2022, we changed our method of accounting for certain inventory from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. The FIFO method of accounting for inventory is preferable because it conforms our entire inventory to a single method of accounting and improves comparability with our peers. The effects of the change in accounting method from LIFO to FIFO have been retrospectively applied to all periods presented in all sections of this Form 10-Q, including Management's Discussion and Analysis. Refer to Note 1, “Accounting Policies” in Item 1 of this Form 10-Q for further information related to the change in accounting principle.

Net Sales
Our net sales are summarized in the following table for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Chronic Care:
Digestive health	$85.9	$77.8	10.4%	$247.5	$235.3	5.2%
Respiratory health	29.8	39.3	(24.2)%	100.0	118.9	(15.9)%
Total Chronic Care	115.7	117.1	(1.2)%	347.5	$354.2	(1.9)%
Pain Management:
Acute pain	$38.9	$40.7	(4.4)%	$118.8	$121.6	(2.3)%
Interventional pain	47.5	26.3	80.6%	136.2	75.4	80.6%
Total Pain Management	86.4	67.0	29.0%	255.0	197.0	29.4%
Total Net Sales	$202.1	$184.1	9.8%	$602.5	$551.2	9.3%

		Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net sales - percentage change	QTD	9.8%	11.6%	0.8%	(2.6)%	—%
Net sales - percentage change	YTD	9.3%	10.5%	0.6%	(1.8)%	—%
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
Third Quarter of 2022 Compared to Third Quarter of 2021
Net sales increased by 9.8% for the three months ended September 30, 2022 compared to the prior year period, primarily due to incremental revenue from the OrthogenRx acquisition and higher volume in digestive health products. In addition to volume, 0.8% of favorable pricing was offset by 2.6% of unfavorable foreign currency translation effects.
First Nine Months of 2022 Compared to the First Nine Months of 2021
Net sales increased by 9.3% for the nine months ended September 30, 2022 compared to the prior year period, primarily due to incremental revenue from the acquisition of OrthogenRx. Digestive health products experienced strong demand and volume, but was offset by decreased demand and volume in respiratory health products. In addition to volume, 0.6% of favorable pricing was offset by 1.8% of unfavorable foreign currency translation effects.

Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
North America	$159.5	$140.3	13.7%	$477.2	$412.3	15.7%
Europe, Middle East and Africa	22.9	23.4	(2.1)	70.3	79.7	(11.8)
Asia Pacific and Latin America	19.7	20.4	(3.4)	55.0	59.2	(7.1)
Total net sales	$202.1	$184.1	9.8%	$602.5	$551.2	9.3%

Gross Profit (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$202.1	$184.1	$602.5	$551.2
Cost of products sold	92.0	93.9	269.4	284.3
Gross profit	110.1	90.2	333.1	266.9
Gross profit margin	54.5%	49.0%	55.3%	48.4%
Third Quarter of 2022 Compared to Third Quarter of 2021
For the three months ended September 30, 2022 compared to the prior year period, gross profit margin improved primarily due to favorable product mix, as well as slightly improved manufacturing efficiencies that were partially offset by higher costs across our supply chain.
First Nine Months of 2022 Compared to the First Nine Months of 2021
For the nine months ended September 30, 2022 compared to the prior year period, gross profit margin was impacted by the same items noted above for the third quarter.

Research and Development (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$7.3	$8.4	$23.1	$24.7
Percentage of net sales	3.6%	4.6%	3.8%	4.5%
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. Research and development has historically ranged between 4% and 6% of net sales.

Selling and General Expenses (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling and general expenses	$82.1	$75.0	$259.3	$225.1
Percentage of net sales	40.6%	40.7%	43.0%	40.8%
Selling and general expenses increased in both the three and nine months ended September 30, 2022 compared to the prior year periods, driven by higher selling costs, along with higher acquisition-related costs and compliance costs associated with the European Union Medical Device Regulation (“EU MDR”).

Other Expense, net (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other expense, net	$2.0	$3.4	$2.9	$33.7
Percentage of net sales	1.0%	1.8%	0.5%	6.1%
Other expense, net decreased in both the three and nine months ended September 30, 2022 compared to the prior year periods driven by lower legal costs. Legal costs in the nine months ended September 30, 2021 included amounts associated with a $22.2 million payment related to the Deferred Prosecution Agreement (“DPA”) with the United Sates Department of Justice described in Note 8, “Commitments and Contingencies” in Item 1 of this Form 10-Q.

Operating Profit (Loss) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating profit (loss)	$18.7	$3.4	$47.8	$(16.6)
Operating profit margin	9.3%	1.8%	7.9%	(3.0)%
The items previously described drove operating profit to $18.7 million for the three months ended September 30, 2022 and $47.8 million for the nine months ended September 30, 2022, compared to an operating profit of $3.4 million and operating loss of $16.6 million for the three and nine months ended September 30, 2021, respectively.

Adjusted Operating Profit (Loss)
A reconciliation of adjusted operating profit (loss), a non-GAAP measure, to operating profit (loss) is provided in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating profit (loss), as reported (GAAP)	$18.7	$3.4	$47.8	$(16.6)
COVID-19 related expenses	—	—	—	0.2
2020 Restructuring charges	—	1.7	—	10.4
Post divestiture restructuring charges	—	2.9	—	5.5
Post divestiture transition charges	—	—	—	3.6
Acquisition and integration-related charges	0.2	0.1	3.0	0.7
EU MDR Compliance	2.2	1.2	5.4	2.4
Litigation and legal	—	3.3	—	28.5
Intangibles amortization	6.1	4.2	18.0	12.5
Adjusted operating profit (loss) (non-GAAP)	$27.2	$16.8	$74.2	$47.2
The items noted in the table above are described below:
COVID-19 related expenses: Incremental spending due to the COVID-19 pandemic was $0.2 million in the nine months ended September 30, 2021.
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
Acquisition and integration-related charges: Acquisition and integration-related charges were $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $3.0 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. Expenses in the three and nine months ended September 30, 2022 were related to the acquisition of OrthogenRx. Expenses incurred in the prior year periods were related to integration activities for earlier acquisitions.
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
Litigation and legal: We incurred $3.3 million and $28.5 million of expenses in the three and nine months ended September 30, 2021, respectively, for certain litigation matters which were included in “Other expense, net.” These costs included amounts associated with a $22.2 million payment related to the DPA.
Intangibles amortization: Intangibles amortization is related primarily to intangibles acquired in business acquisitions and was $6.1 million and $18.0 million for the three and nine months ended September 30, 2022, respectively, and $4.2 million and $12.5 million for the three and nine months ended September 30, 2021, respectively. The increase in amortization is due to incremental amortization of intangibles acquired with OrthogenRx earlier this year.

Interest Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our revolving credit facility net of interest capitalized on long-term capital projects. See Note 5, “Debt” in Item 1 of this Form 10-Q. Interest expense was $3.0 million and $7.0 million for the three and nine months ended September 30, 2022, respectively, compared to $0.9 million and $2.6 million, respectively, in the comparable periods last year. Our long-term debt outstanding balances were $254.0 million and $130.0 million as of September 30, 2022 and December 31, 2021, respectively.

Income Taxes
The income tax provision was $0.3 million and $7.7 million in the three and nine months ended September 30, 2022, respectively, compared to a provision of $38.0 million and benefit of $13.8 million in the three and nine months ended September 30, 2021, respectively. Our effective tax rate was 1.9% and 18.6% in the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, our effective tax rate was 1407.4% and 72.6%, respectively. The prior year income tax benefit and effective tax rates were due to the impact of non-deductible charges and progression of earnings in the first nine months of 2021.
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
As of September 30, 2022, $58.0 million of our $117.0 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and cash equivalents decreased by $1.5 million to $117.0 million as of September 30, 2022 compared to $118.5 million as of December 31, 2021. The decrease was primarily driven by $116.1 million used in the acquisition of OrthogenRx and $45.1 million used to repurchase shares of our common stock, partially offset by $57.2 million provided by operating activities and $125.0 million in proceeds received from the issuance of incremental long-term debt.
In the prior year, cash and cash equivalents decreased by $13.7 million to $97.8 million as of September 30, 2021. The decrease was driven by $55.0 million repaid on our revolving credit facility, $16.3 million of capital expenditures and $3.1 million of unfavorable currency exchange effects partially offset by $35.2 million provided by operations, $20.0 million of proceeds from our revolving credit facility and $6.1 million of proceeds from the exercise of stock options.
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
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of September 30, 2022, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis. As of September 30, 2022, we had $130.0 million of borrowings under the Revolving Credit Facility.
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
On May 16, 2022, the Board of Directors approved a new one-year program under which we may repurchase up to $25.0 million of our common stock. Repurchases under this program will be made from time to time at management’s discretion on the open market or through privately negotiated transactions. This share repurchase program does not obligate us to purchase any particular amount of common stock and may be suspended, modified or discontinued by us without prior notice. Under this program, during the second quarter of 2022 we repurchased $14.1 million of our common stock, and during the third quarter of 2022 we repurchased the remaining $10.9 million.
For further information, see Note 11, “Share Repurchase Programs” in Item 1 of this Form 10-Q.

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared by applying certain accounting policies. See Note 1, “Accounting Policies” in Item 8, “Financial Statements and Supplementary Data” in the Form 10-K, which describes our most significant accounting policies. In addition, our critical accounting policies and estimates are presented under the caption “Critical Accounting Policies and Use of Estimates” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K. Certain of these policies require management to make estimates or assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies. See Note 1, “Accounting Policies” in Item 1 of this Form 10-Q for updates to our critical accounting policies and a discussion of recent accounting pronouncements. In the nine months ended September 30, 2022, there were no significant changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.

Item 4.    Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business, operating results, and cash flows may be adversely impacted by the rising rate of inflation.
Inflationary pressures have increased due to general macroeconomic factors as well as the global supply chain disruptions, labor shortages and other impacts of the ongoing COVID-19 pandemic. We expect those inflationary trends to continue for the foreseeable future. These inflationary pressures could affect our manufacturing costs, operating expenses (including wages) and other expenses. We may not be able to pass these cost increases on to our customers in a timely manner, which could have an impact on our gross margins and profitability. In addition, inflation has resulted in higher interest rates and could otherwise adversely impact the macroeconomic environment, which in turn could adversely impact our customers and their ability or willingness to purchase our products. Our inability to successfully manage the effects of inflation could have a material adverse effect on our business, results of operations and cash flows.
Any non-cash impairment of our long-lived assets, including intangible assets and goodwill, could have a material adverse impact on our results of operations.
We review long-lived assets, such as property, equipment and intangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Goodwill is tested for impairment annually and whenever events and circumstances indicate that, more likely than not, impairment may have occurred. The evaluation of long-lived assets and goodwill requires us to form estimates and assumptions with respect to a number of factors, including future sales growth, cash flows, our weighted average cost of capital (WACC) and a terminal value. Our evaluation of goodwill also includes consideration of our current market capitalization. Unanticipated changes in any of the factors used in our evaluation could result in a non-cash charge for impairment in a future period, which may significantly affect our results of operations in the period of such charge.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
None

Item 6.     Exhibits

(a)Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 6, 2020
3.2	Sixth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 6, 2020
18	Change in Accounting Principle Preferability Letter, filed herewith
31(a)	Section 302 CEO Certification, filed herewith
31(b)	Section 302 CFO Certification, filed herewith
32(a)*	Section 906 CEO Certification, furnished herewith
32(b)*	Section 906 CFO Certification, furnished herewith
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

AVANOS MEDICAL, INC.
(Registrant)

November 2, 2022	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

November 2, 2022	By:	/s/ John J. Hurley
John J. Hurley
Controller
(Principal Accounting Officer)