Form 10-K
period 2022-12-31
AVANOS MEDICAL, INC.
filed 2023-02-21
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                         Yes ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates or registrant on June 30, 2022 was $1,279,134,708.

As of February 14, 2023, there were 46,598,895 shares of Avanos Medical, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for the Avanos Annual Meeting of Stockholders to be held on April 27, 2023 is incorporated by reference into Part III.

AVANOS MEDICAL, INC.

PART I
Information Concerning Forward-Looking Statements
This Annual Report on Form 10-K (this “Form 10-K”) and other materials we have filed or furnished or will file or furnish with the SEC (as well as information included in our oral or other written statements) contain, or will contain, certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding business strategies, market potential, future financial performance and other matters. Forward-looking statements may appear throughout this Form 10-K, including without limitation, in the following sections: Item 1 “Business;” Item 1A “Risk Factors;’ and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “intend,” “estimate,” “anticipate,” “plan” or “continue” and similar expressions, among others. The matters discussed in these forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to:
•general economic conditions particularly in the United States;
•fluctuations in global equity and fixed-income markets;
•our ability to successfully execute on or achieve the expected benefits of our restructuring initiative;
•supply chain issues and inflationary pressures;
•risks related to the ongoing COVID-19 pandemic;
•the competitive environment;
•the loss of current customers or the inability to obtain new customers;
•litigation and enforcement actions;
•price fluctuations in key commodities;
•fluctuations in currency exchange rates;
•disruption in supply of raw materials or the distribution of finished goods;
•changes in governmental regulations that are applicable to our business;
•our ability to realize the intended benefits of acquisition or merger transactions;
•changes in asset valuations including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons and
•the other matters described in Item 1A - “Risk Factors” in this Form 10-K.
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
ITEM 1.    BUSINESS
Overview
Avanos Medical, Inc. is a medical technology company focused on delivering clinically superior medical device solutions that will help patients get back to the things that matter. Headquartered in Alpharetta, Georgia, we are committed to addressing some of today’s most important healthcare needs, including providing a vital lifeline for nutrition to patients from hospital to home, and reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market our recognized brands globally and hold leading market positions in multiple categories across our portfolio. Unless the context indicates otherwise, the terms “Avanos,” “the Company,” “we,” “our” and “us” refer to Avanos Medical, Inc. and its consolidated subsidiaries. We were originally incorporated in Delaware in 2014. The address of our principal executive offices is 5405 Windward Parkway, Suite 100 South, Alpharetta, Georgia 30004, and our telephone number is (844) 428-2667.

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
Chronic care is a portfolio of products that include the following:
•Digestive health products such as our MIC-KEY enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions. In the year ended December 31, 2022, our legacy enteral feeding tubes, which includes our MIC-KEY enteral feeding tubes accounted for more than 10% of our consolidated net sales. In the years ended December 31, 2021 and 2020, our legacy enteral feeding tubes and our Corpak feeding solutions each accounted for more than 10% of our consolidated net sales.
•Respiratory health products such as our closed airway suction systems and other airway management devices marketed under the Ballard, Microcuff and Endoclear brands. In the years ended December 31, 2022, 2021 and 2020, our closed airway suction systems accounted for more than 10% of our consolidated net sales.
Pain management is a portfolio of non-opioid pain solutions including:
•Acute pain products such as ON-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems. In the year ended December 31, 2022, none of our acute pain products individually accounted for more than 10% of our consolidated net sales. In the years ended December 31, 2021 and 2020, our surgical pain products, which includes both On-Q and ambIT pumps, accounted for more than 10% of our consolidated net sales.
•Interventional pain solutions, which provide minimally invasive pain relieving therapies, such as our COOLIEF pain therapy and OrthogenRx’s knee osteoarthritis pain relief injection products. In the years ended December 31, 2022, 2021 and 2020, products associated with our COOLIEF pain therapy accounted for more than 10% of our consolidated net sales.
Business Acquisitions
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), which is focused on the development and commercialization of treatments for knee pain caused by osteoarthritis. We expect the acquisition of OrthogenRx will enhance our interventional pain portfolio. The initial purchase price was $130.0 million at closing less working capital adjustments, with up to an additional $30.0 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. The purchase price was funded by available cash on hand and the proceeds of borrowings, including from the incurrence of a new incremental tranche of term loans of $125.0 million, under the Company’s prior senior secured revolving credit facility. For further information regarding the acquisition of OrthogenRx, see “Business Acquisition” in Note 5 to the Consolidated financial statements in Item 8 of this Form 10-K.
During 2019, we completed the acquisition of substantially all the assets of Endoclear, LLC (“Endoclear”) and Summit Medical Products, Inc. (“Summit”), and we completed the acquisition of NeoMed, Inc. (“NeoMed”) (collectively, the “Acquisitions”). The aggregate purchase price for the Acquisitions was $57.5 million, net of cash acquired, plus future contingent payments of $7.2 million.
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
Distribution
While our products are generally marketed directly to hospitals and other healthcare providers, they are generally sold through third-party wholesale distributors, with some sales directly to healthcare facilities and other end-user customers. In 2022, approximately 44% of our net sales in North America were made through distributors. In the year ended December 31, 2022, sales to Medline Industries, McKesson Corporation, and Owens & Minor, Inc. accounted for approximately 16%, 12%, and 8% of consolidated net sales, respectively. In the year ended December 31, 2021, sales to Medline Industries, McKesson Corporation, and Owens & Minor, Inc. accounted for approximately 15%, 11%, and 10% of consolidated net sales, respectively. In the year ended December 31, 2020, sales to Medline Industries, McKesson Corporation, and Owens & Minor, Inc. accounted for approximately 12%, 12%, and 9% of consolidated net sales, respectively.
Outside North America, sales are made either directly to end-user customers or through distributors, depending on the market served. In 2022, approximately 80% of our net sales outside North America were made through wholesalers or distributors.
We utilize distribution centers in North America, Europe, Australia and Japan. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Group Purchasing Organizations
Our agreements with GPOs enables us to sell our products to their members, whether sold directly by us or through independent wholesale distributors. Agreements with GPOs are generally renewed every three years. GPOs negotiate pricing and volume purchasing discounts for hospitals, physician practices and other health care providers and institutions. Under our agreements with GPOs, we pay a fee based on sales of our products to GPO members, which is recorded as a reduction of net sales. Approximately 32% of our 2022 global net sales, including sales to wholesale distributors, were contracted through GPOs.
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
While we believe that the number of procedures using our products will grow due, in part, to increasing global access to healthcare, we expect that our ability to compete with other providers of similar products will be impacted by rapid technological advances, pricing pressures and third-party reimbursement practices. We continue to defend our market positions and launched four new products in 2022. We believe that our key product characteristics, such as proven efficacy, reliability and safety, including our ability to launch innovative new products, our efficient manufacturing processes, and our established distribution network, field sales organization and customer service group, are important factors that distinguish us from our competitors.
Research and Development
We continuously engage in research and development to commercialize new products and enhance the effectiveness, reliability and safety of our existing products. We incurred research and development costs of $30.6 million in 2022, $32.3 million in 2021 and $34.9 million in 2020. These amounts consisted primarily of salaries and related expenses for personnel, product trial costs, outside laboratory and license fees, the costs of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. We intend to continue our research and development efforts as a key strategy for growth.
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

We hold numerous patents and have numerous patent applications pending in the United States and other countries that relate to the technology used in many of our products. We utilize patents in our acute pain management, interventional pain management, respiratory health and digestive health products. These patents generally expire between 2023 and 2042. None of the patents we license from third parties are material to our business.
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
During 2021, the European Union adopted the EU Medical Device Regulation (“EU MDR”), replacing the EU MDD. The main goal of this regulation is to enhance product safety, quality and transparency for medical devices within the European Union. To achieve this, the EU MDR includes significant new requirements for medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, and additional post-market surveillance and diligence. Compliance with the EU MDR requires re-certification of many of our products to the enhanced standards, during a transition period ending May 26, 2024. Complying with the EU MDR will require us to incur significant expenditures.
We expect that ensuring compliance with these regulations will continue to require significant technical expertise and capital investment. Failure to comply with applicable regulations will delay the release of a new product or result in regulatory and enforcement actions, the seizure or recall of a product, the suspension or revocation of the authority necessary for a product’s production and sale and other civil or criminal sanctions, including fines and penalties.
In addition to regulatory initiatives, our business can be affected by ongoing studies of the utilization, safety, efficacy and outcomes of healthcare products and their components. These studies, which are regularly conducted by industry participants, government agencies and others, can call into question the utilization, safety and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of, or limitations on, marketing of products domestically or worldwide, and may give rise to claims for damages from persons who believe they have been injured as a result of their use.
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
We expect debate to continue during the next several years at all government levels worldwide over the marketing, availability, method of delivery, and payment for healthcare products and services. We believe that future legislation and regulation in the markets we serve could affect access to healthcare products and services, increase rebates, reduce prices or the rate of price increases for healthcare products and services, change healthcare delivery systems, create new fees and obligations, or require additional reporting and disclosure. It is not possible to predict the extent to which we or the healthcare industry in general might be affected by the matters discussed above. Such legislative or regulatory changes could have a material adverse effect on our business by reducing the prices paid for our products or imposing other requirements.
Since we market our products worldwide, certain products and variations of product lines must also meet other local regulatory requirements. Certain additional risks are inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on participation in local enterprises, expropriation, nationalization, and other governmental action.
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
Environmental, Health and Safety Matters
Our operations are subject to federal, state, provincial and local laws, regulations and ordinances relating to various environmental, health and safety matters. We believe our operations are in compliance with, or we are taking actions designed to ensure compliance with, these laws, regulations and ordinances. However, the nature of our operations exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards, and there can be no assurance that material costs or liabilities will not be incurred in connection with those claims. We are not currently named as a party in any judicial or administrative proceeding relating to environmental, health or safety matters.
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

Employee demographics presented in the table below represent the number of employees as of December 31, 2022:

Global Employees	2022	% of Total
United States	964	23.8%
Mexico	2,850	70.5%
Latin America	11	0.3%
Europe, Middle East and Africa	101	2.5%
Asia Pacific	118	2.9%
Total	4,044
Compensation
We strive to compensate employees competitively and fairly in markets throughout the world. Compensation for salaried employees is strongly tied to performance objectives. Salaried employees above a certain pay grade have a substantial portion of their total compensation subject to performance objectives. More about the compensation paid to our executive officers can be found in the proxy statement relating to our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”).
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
Employee Engagement
We believe that employees who are engaged in their roles, treated as partners in the business and recognized for their efforts, are more satisfied and productive. Our goal is to ensure that each of our more than 4,000 employees understands how they contribute to the Company’s innovation and growth. This is accomplished through an employee recognition program and ongoing, two-way communications, including videos and podcasts, that allow employees to engage with and hear directly from members of the executive team.
Employee Retention
In 2021, we implemented a multi-tiered employee retention strategy. The key elements of this strategy include: (i) enhanced compensation and rewards, including retention bonuses and equity grants for key employees, expanded benefits and more flexible work arrangements; (ii) fostering greater employee engagement through initiatives such as peer-to-peer coaching, internal promotions, a leadership development program and increased executive outreach through towns halls, podcasts and videos; and (iii) recognizing employees for their efforts through a variety of awards, spotlights and appreciation events.
Health and Safety; COVID-19 Response
We are committed to protecting our employees everywhere we operate. We identify potential risks associated with workplace activities in order to develop measures to mitigate possible hazards. In addition, we support employees with safety training and put specific programs in place for those working in potentially hazardous environments.
We took additional measures during the COVID-19 pandemic, including implementing new safety protocols and guidelines as recommended by federal, state, local and foreign governments. When they reopened, our offices did so with strict safety and hygiene guidelines. Employees at our administrative offices generally follow a hybrid model that combines working in the office and working from home.

Diversity and Inclusion
We are an equal opportunity employer committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status or other legally protected characteristic. Our commitment to diversity, equity and inclusion (“DE&I”) is aligned to foster the company’s success as we continue to grow our business and develop our workforce. Our commitment is also reflected in the important role that our DE&I Council plays in our governance practices. Founded in 2021, the DE&I Council is comprised of employees from various salary levels, functional departments and geographic regions throughout Avanos. The DE&I Council includes representatives from all the global regions in which the Company operates.
The following table shows various diversity metrics for the Company as of December 31, 2022.

Employee Diversity	2022
Women - global director and above(a)	30.2%
Ethnically diverse - U.S. director and above(a)	16.7%
Women - global salaried employees	44.0%
Ethnically diverse - U.S. salaried employees	29.6%
__________________________________________________
(a) Leaders in director-level position or higher.
Available Information
We make financial information, news releases and other information available on our corporate website at www.avanos.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our corporate website as soon as reasonably practicable after we file these reports and amendments with, or furnish them to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. Stockholders may also contact Stockholder Services, 5405 Windward Parkway, Suite 100 South, Alpharetta, Georgia 30004 or call (844) 428-2667 to obtain a hard copy of these reports without charge.
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
While we continue to closely monitor the economic impact of the COVID-19 pandemic on our business, we currently cannot quantify the impact it will have on our future results of operations. The ongoing impact of the pandemic depends on a number of factors which are uncertain and unpredictable, including the severity, extent and duration of the pandemic and the potential severe adverse financial impact the pandemic could have on our customers. Our future results of operations and cash flows may suffer material adverse effects from delays in payments on outstanding accounts receivable, potential manufacturing, distribution and supply chain disruptions and uncertain demand, and the effects of any actions we may take to address the financial and operational challenges our customers may face. Other pandemic-related risks and uncertainties include, but are not limited to:
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

We may not successfully execute on or achieve the expected benefits of our restructuring initiative.
In January 2023, we initiated a three-year restructuring initiative pursuant to which we plan to: (i) combine our Chronic Care and Pain Management franchises into a single commercial organization focused on the Digestive Health and Orthopedic Pain & Recovery product categories; (ii) rationalize our product portfolio including certain low-margin, low-growth product categories, through targeted divestitures; (iii) undertake additional cost management activities to enhance our operating profitability; and (iv) pursue efficient capital allocation strategies, including through acquisitions that meet our strategic and financial criteria. The restructuring initiative is subject to a variety of known and unknown risks and uncertainties, including the potential that we may not be able to: (i) successfully execute on the restructuring initiative or (ii) achieve the anticipated benefits and cost-saving opportunities identified in the restructuring initiative. In addition, the expected benefits and cost-saving opportunities related to the restructuring initiative may take longer to realize than expected. Further, implementation of the restructuring initiative could be disruptive to our operations and result in reduced employee morale. Failure to fully realize or maintain the anticipated benefits of the restructuring initiative could have a material adverse impact on our business, results of operations, financial condition and cash flows.
The ongoing conflict between Russia and Ukraine and the related implications could have a material adverse effect on our business and results of operations.
As a result of the ongoing military conflict between Russia and Ukraine, the United States and other countries have imposed significant sanctions on Russia and could impose even wider sanctions. The military conflict and related sanctions could damage or disrupt international commerce and the global economy. We cannot predict the broader or longer-term consequences of the conflict or of the sanctions imposed to date or in the future, which could include embargoes, regional instability, geopolitical shifts, exchange rate fluctuations, financial market disruptions and economic recession. Further, the conflict could exacerbate supply chain challenges, lead to an increase in cyberattacks from Russia, affect the global price and availability of key commodities, reduce our sales and earnings or otherwise have an adverse effect on our business and results of operations.
In addition, the conflict between Russia and Ukraine may have the effect of heightening other risks disclosed in this Form 10-K, any of which could materially and adversely affect our business and results of operations. Such risks include but are not limited to interruptions in the transportation channels for the manufacture and global distribution of our products, heightened inflation, depressed levels of consumer and commercial spending, disruptions to our global technology infrastructure, adverse changes in international trade policies and relations, and the inability to implement and execute our business strategy. We are currently unable to predict the extent, nature or duration of any of these occurrences.
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
In addition, we rely on various transportation channels for global distribution of our products through shipping ports located throughout the world. Labor unrest, political instability, the outbreak of pandemics or other health emergencies (such as the COVID-19 pandemic), trade restrictions, transport capacity and costs, port security, weather conditions, natural disasters or other events could slow port activities and could adversely affect our business by interrupting product shipments and may increase our transportation costs if we are forced to use more expensive shipping alternatives.
From time to time we may be negatively impacted by supply chain disruptions, including the following:
•Suppliers extending lead times, experiencing capacity constraints, limiting or canceling supply, allocating supply to other customers (including our competitors), delaying or canceling deliveries, going out of business or increasing prices;
•Supplier quality issues;
•The ongoing COVID-19 pandemic and other pandemics, epidemics or infectious disease outbreaks;
•Cybersecurity events, manmade or natural disasters, operational failures or other events that disrupt us or our suppliers;
•Long lead times to qualify alternate or additional suppliers, or the unavailability of qualified alternate suppliers; and
•Other events or occurrences that are beyond our control, including transportation delays, inflationary pricing pressures, work stoppages, labor shortages and governmental regulatory actions.

These and other supply chain issues can increase our costs, disrupt or reduce our production, delay our product shipments, prevent us from meeting customer demand and damage our customer relationships. They may keep us from successfully implementing our business strategy and could materially harm our business, results of operations, financial condition and cash flows.
Our business, operating results, and cash flows have been affected and may continue to be adversely affected by the rising rate of inflation.
Inflationary pressures have increased due to general macroeconomic factors as well as the global supply chain disruptions, labor shortages and other impacts of the ongoing COVID-19 pandemic. We expect those inflationary trends to continue for the foreseeable future. These inflationary pressures have affected our manufacturing costs, operating expenses (including wages) and other expenses. We may not be able to pass these cost increases on to our customers in a timely manner, which could have an impact on our gross margins and profitability. In addition, inflation has resulted in higher interest rates and could otherwise adversely impact the macroeconomic environment, which in turn could adversely impact our customers and their ability or willingness to purchase our products. Our inability to successfully manage the effects of inflation could have a material adverse effect on our business, results of operations and cash flows.
The adoption and interpretation of tax laws may have a material adverse effect on our business.
The laws and rules and related interpretations dealing with income taxation are frequently reviewed and amended by governmental bodies, officials and regulatory agencies in the United States and other jurisdictions in which we do business. The governmental bodies may include the U.S. Internal Revenue Service, the U.S. Treasury Department, the U.S. Congress, taxing authorities in countries outside the United States, and various state, provincial, local or municipal regulatory agencies. Our provision for income taxes and results of operations may be adversely affected by changes to our operating structure, changes in the mix of income and expenses in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws, regulations or administrative interpretations thereof. For example, the U.S. federal government could make changes to existing U.S. tax laws, including the Tax Cuts and Jobs Act of 2017 or the Coronavirus Aid, Relief and Economic Security (CARES) Act of 2020, which could include an increase in the corporate tax rate and the tax rate on foreign earnings. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated, issued or amended that could result in a material adverse effect on our financial position, results of operations or cash flows.
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
In the United States, before we can market a new product, or market a new use of, or claim for, or significant modification to, an existing product, we generally must first receive clearance or approval from the FDA and certain other regulatory authorities. Most major markets for medical devices outside the United States also require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances and approvals to market a medical device can be costly and time consuming, involve rigorous pre-clinical and clinical testing, require changes in products or result in limitations on the indicated uses of products. There can be no assurance that these clearances and approvals will be granted on a timely basis, or at all. In addition, once a medical device has been cleared or approved, a new clearance or approval may be required before the medical device may be modified, its labeling changed or marketed for a different use. Medical devices are cleared or approved for one or more specific intended uses and promoting a device for an off-label use could result in government enforcement action. Furthermore, a product approval or clearance can be withdrawn or limited due to unforeseen problems with the medical device or issues relating to its application. The regulatory clearance and approval process may result in, among other things, the inability to bring a product to market, delayed realization of product net sales, substantial additional costs and limitations on the types of products we may bring to market or their indicated uses, any one of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may incur product liability losses, litigation liability, product recalls, safety alerts or regulatory action associated with our products which could be costly and disruptive to our business.
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
Disruptions in the financial markets, economic recessions and other macro-economic challenges affecting the economy and the economic outlook of the United States, Europe, Japan, China and other parts of the world may have an adverse impact on our results of operations, financial condition and cash flows. Economic conditions and depressed levels of consumer and commercial spending have caused and may continue to cause our customers to reduce, modify, delay or cancel plans to purchase our products, and we have observed certain hospitals delaying and prioritizing purchasing decisions, which has had and may continue to have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Most of our manufacturing facilities are located outside the United States in Mexico. We also may use contract manufacturers outside the United States from time to time and may source many of our raw materials and components from foreign suppliers. We distribute and sell our products globally. In 2022, approximately 21% of our net sales were generated outside of North America and we expect this percentage will grow over time. Our operations outside of the United States are subject to risks that are inherent in conducting business internationally, including compliance with both United States and foreign laws and regulations that apply to our international operations. These laws and regulations include robust data privacy requirements, labor relations laws that may impede employer flexibility, tax laws, anti-competition regulations, import, customs and trade restrictions, export requirements, economic sanction laws, environmental, health and safety laws, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. Given the high level of complexity of these laws, there is a risk that some provisions may be violated inadvertently or through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. In addition, these laws are subject to changes, which may require additional resources or make it more difficult for us to comply with these laws. Violations of the laws and regulations governing our international operations could result in fines or criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to manufacture or distribute our products in one or more countries and could have a material adverse effect on our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, results of operations, financial condition and cash flows. Our success depends, in part, on our ability to anticipate and prevent or mitigate these risks and manage difficulties as they arise.
We may be subject to trade protection measures that are being contemplated by the United States and other governments around the world, as well as potential disruptions in trade agreements, such as the exit of the United Kingdom from the EU. These measures and disruptions may result in new or higher tariffs, import-export restrictions and taxes. Changes in, or revised interpretations of import-export laws or international trade agreements, along with new or increased tariffs, trade restrictions or taxation on income earned or goods manufactured outside the United States may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

•the amount of our indebtedness,
•general economic, industry and market conditions,
•the depth and liquidity of the market for Avanos common stock,
•price fluctuations in key commodities,
•announcements by us or our competitors regarding performance, strategy, significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments,
•fluctuations in interest and currency exchange rates, and
•perceptions of or speculations by the press or investment community.
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
ITEM 3.    LEGAL PROCEEDINGS
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. At present, although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate resolution of any pending legal proceeding to which we are a party will not have a material adverse effect on our business, financial condition, results of operations or liquidity. See “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this Form 10-K for a description of current legal matters.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Avanos common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “AVNS”. We did not pay any dividends on our common stock in the years ended December 31, 2022 and 2021 and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
As of February 14, 2023, we had 10,135 holders of record of our common stock. No unregistered securities were sold by the Company within the past three years, and neither the Company nor any affiliated purchaser purchased any equity securities of the Company, other than repurchases described under “Share Repurchase Program” in Note 16 to the consolidated financial statements in Item 8 of this Form 10-K.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
Performance
The following graph compares the cumulative total return of our common stock from December 31, 2017 through December 31, 2022 with the cumulative return of companies comprising the Standard and Poor’s S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index. The graph plots the change in value of an initial investment of $100 in each of our common stock, the S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends, and therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
AVNS
S&P MidCap 400
S&P 500 Health Care Equipment and Services

The preceding chart is based on the following data:

	AVNS	S&P MidCap 400	S&P 500 Health Care Equipment and Services
December 31, 2017	$100.00	$100.00	$100.00
December 31, 2018	96.99	93.36	113.34
December 31, 2019	72.98	123.57	145.98
December 31, 2020	99.35	147.80	174.51
December 31, 2021	75.08	193.51	230.55
December 31, 2022	58.60	177.16	222.78
ITEM 6.    Reserved

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Avanos is a medical technology company focused on delivering clinically superior medical device solutions that will help patients get back to the things that matter. We are committed to addressing some of today’s most important healthcare needs, including providing a vital lifeline for nutrition to patients from hospital to home, and reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market our recognized brands globally and hold leading market positions in multiple categories across our portfolio.
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
•Business Acquisition
•Subsequent Event
•Results of Operations and Related Information
•Liquidity and Capital Resources
•Critical Accounting Policies and Use of Estimates
•Legal Matters
Business Acquisition
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, which is focused on the development and commercialization of treatments for knee pain caused by osteoarthritis. We expect the acquisition of OrthogenRx will enhance our chronic pain portfolio. The initial purchase price was $130.0 million at closing less working capital adjustments, with up to an additional $30.0 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. The purchase price was funded by available cash on hand and the proceeds of borrowings, including from the incurrence of a new incremental tranche of term loans of $125.0 million under the Company’s prior senior secured revolving credit facility. The accompanying consolidated income statement for the year ended December 31, 2022 includes $76.2 million of net sales from OrthogenRx since the closing of the acquisition. In the year ended December 31, 2022, we incurred $2.0 million of costs in connection with the OrthogenRx acquisition, which are included in “Selling and general expenses.”
Subsequent Event
In January 2023, we initiated a three-year restructuring initiative pursuant to which we plan to: (i) combine our Chronic Care and Pain Management franchises into a single commercial organization focused on the Digestive Health and Orthopedic Pain & Recovery product categories; (ii) rationalize our product portfolio including certain low-margin, low-growth product categories, through targeted divestitures; (iii) undertake additional cost management activities to enhance the Company’s operating profitability; and (iv) pursue efficient capital allocation strategies, including through acquisitions that meet the Company’s strategic and financial criteria (the “Transformation Process”).
We expect to incur between $20.0 million and $25.0 million of cash expenses in connection with the Transformation Process, consisting of between $9.0 million and $12.0 million of program management consulting and employee retention expenses; between $8.0 million and $11.0 million of expenses associated with manufacturing and supply chain improvements and portfolio rationalization; and the remainder for expenses associated with organizational design and alignment and other related activities. These amounts include between $6.0 million and $8.0 million of employee severance and benefits costs.
We anticipate savings will total approximately $10.0 million in 2023. By 2025, we expect gross savings of between $45.0 million and $55.0 million, most of which will be achieved in 2024.
Results of Operations and Related Information
Use of Non-GAAP Measures
In this section, “Adjusted Operating Profit (Loss),” which is a profitability measure that is not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), is referred to as a non-GAAP financial measure. We provide this non-GAAP measure because we use it to measure our operational performance and provide greater insight into our ongoing business operations. This measure is not intended to be, and should not be, considered separately from, or an alternative to, the most directly comparable GAAP financial measures. A reconciliation of the non-GAAP measure to the most directly comparable GAAP financial measures is provided under “Adjusted Operating (Loss) Profit.”
Change in Accounting Principle
During the third quarter of 2022, we changed our method of accounting for certain inventory from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. The FIFO method of accounting for inventory is preferable because it conforms our entire inventory to a single method of accounting and improves comparability with our peers. The effects of the change in accounting method from LIFO to FIFO have been retrospectively applied to all periods presented in all sections of this Form 10-K, including this MD&A. Refer to “Accounting Policies” in Note 1 to our consolidated financial statements in Item 8 of this Form 10-K for further information related to the change in accounting principle.
Net Sales
Our net sales are summarized in the following table for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year Ended December 31,
	2022	2021	Change	2020	Change
Chronic Care:
Digestive health	$340.4	$322.2	5.6%	$294.1	9.6%
Respiratory health	135.9	157.6	(13.8)%	177.1	(11.0)%
Total Chronic Care	476.3	479.8	(0.7)%	$471.2	1.8%
Pain Management:
Acute pain	160.1	162.7	(1.6)%	157.4	3.4%
Interventional pain	183.6	102.1	79.8%	86.2	18.4%
Total Pain Management	343.7	264.8	29.8%	243.6	8.7%
Total Net Sales	$820.0	$744.6	10.1%	$714.8	4.2%

	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net Sales - percentage change 2022 vs. 2021	10.1%	11.3%	0.7%	(1.9)%	—%
Net Sales - percentage change 2021 vs. 2020	4.2%	4.3%	(0.8)%	0.6%	—%
______________________________
(a)Volume includes incremental sales from acquisitions.
(b)Other includes rounding.
Product Category Descriptions
Chronic care is a portfolio of products that include the following:
•Digestive health products such as our MIC-KEY enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions. In the year ended December 31, 2022, our legacy enteral feeding tubes, which includes our MIC-KEY enteral feeding tubes accounted for more than 10% of our consolidated net sales. In the years ended December 31, 2021 and 2020, our legacy enteral feeding tubes and our Corpak feeding solutions each accounted for more than 10% of our consolidated net sales.
•Respiratory health products such as our closed airway suction systems and other airway management devices under the Ballard, Microcuff and Endoclear brands. In the years ended December 31, 2022, 2021 and 2020, our closed airway suction systems accounted for more than 10% of our consolidated net sales.
Pain management is a portfolio of non-opioid pain solutions including:
•Acute pain products such as ON-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems. In the year ended December 31, 2022, none of our acute pain products individually accounted for more than 10% of our consolidated net sales. In the years ended December 31, 2021 and 2020, our surgical pain products, which includes both On-Q and ambIT pumps, accounted for more than 10% of our consolidated net sales.
•Interventional pain solutions, which provide minimally invasive pain relief therapies, such as our COOLIEF pain therapy and OrthogenRx’s knee osteoarthritis pain relief injection products. In the years ended December 31, 2022, 2021 and 2020, products associated with our COOLIEF pain therapy accounted for more than 10% of our consolidated net sales.
Net Sales - 2022 Compared to 2021

Net sales increased by 10.1% to $820.0 million for the year ended December 31, 2022, primarily due to incremental revenue from the OrthogenRx acquisition. Digestive health products experienced strong demand and volume, which was offset by decreased demand and volume in respiratory health products. In addition to volume, 0.7% of favorable pricing was offset by 1.9% of unfavorable foreign currency translation effects.
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
Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Year Ended December 31,
	2022	2021	Change	2020	Change
North America	$650.5	$561.6	15.8%	$535.5	4.9%
EMEA	93.7	105.1	(10.8)	108.3	(3.0)
Asia Pacific and Latin America	75.8	77.9	(2.7)	71.0	9.7
Total Net Sales	$820.0	$744.6	10.1%	$714.8	4.2%
Gross Profit (in millions)

	Year Ended December 31,
	2022	2021	2020
Net sales	$820.0	$744.6	$714.8
Cost of products sold	370.0	378.8	343.9
Gross profit	450.0	365.8	370.9
Gross profit margin	54.9%	49.1%	51.9%
Cost of products sold decreased from $378.8 million to $370.0 million during the year ended December 31, 2022, primarily driven by favorable product mix and slightly improved manufacturing efficiencies, partially offset by higher costs across our supply chain. In the year ended December 31, 2022, gross profit margin increased from 49.1% to 54.9%.
Cost of products sold increased from $343.9 million to $378.8 million during the year ended December 31, 2021, primarily driven by higher freight costs, including air freight, associated with shipping products from China to the United States and delays in returning our manufacturing operations to pre-pandemic efficiency levels. We recorded inventory allowances of $6.8 million, which includes $3.4 million for Halyard-branded products and $3.4 million for inventory associated with restructuring activities. Accordingly, in the year ended December 31, 2021, gross profit margin decreased from 51.9% to 49.1%.
Research and Development (in millions)

	Year Ended December 31,
	2022	2021	2020
Research and development	$30.6	$32.3	$34.9
Percentage of net sales	3.7%	4.3%	4.9%
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. Research and development has historically been between 4% and 6% of net sales.

Selling and General Expenses (in millions)

	Year Ended December 31,
	2022	2021	2020
Selling and general expenses	$341.9	$300.3	$332.6
Percentage of net sales	41.7%	40.3%	46.5%
Selling and general expenses increased from $300.3 million in 2021 to $341.9 million in 2022, driven by higher selling costs, along with consulting costs associated with evaluating and planning for the Transformation Process, compliance costs associated with the EU MDR and higher acquisition-related costs.
In the year ended December 31, 2021, selling and general expenses decreased from $332.6 million in 2020 to $300.3 million in 2021. In 2021, savings were realized from the restructuring activities undertaken in 2020 and continued discipline over spending throughout 2021. The savings realized include lower compensation costs as we reduced the size of our senior leadership team and lower operating costs as we consolidated certain operations within the pain management franchise and reduced our office space footprint. Selling and general expenses included $2.4 million of restructuring expenses in 2021 compared to $4.9 million in 2020.
Other Expense, net (in millions)

	Year Ended December 31,
	2022	2021	2020
Other expense, net	$3.5	$22.8	$51.9
Percentage of net sales	0.4%	3.1%	7.3%
Other expense, net decreased from $22.8 million in 2021 to $3.5 million in 2022 primarily due to lower legal costs and completion of the 2020 Restructuring and Post-Divestiture Restructuring plans.
Other expense, net decreased from $51.9 million in 2020 to $22.8 million in 2021 primarily due to lower restructuring costs. In 2020, other expense, net included $20.0 million of restructuring costs associated with our 2020 Restructuring. Other expense, net also includes litigation and legal costs of $15.0 million and $27.5 million in the years ended December 31, 2021 and 2020, respectively. Legal and litigation costs were incurred for matters described in “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this Form 10-K.
Operating Profit (Loss) (in millions)

	Year Ended December 31,
	2022	2021	2020
Operating profit (loss)	$74.0	$10.4	$(48.5)
Operating profit margin	9.0%	1.4%	(6.8)%
The items previously described drove operating profit to $74.0 million in the year ended December 31, 2022 compared to operating profit of $10.4 million and operating loss of $48.5 million, respectively, in the years ended December 31, 2021 and 2020.

Adjusted Operating Profit (Loss)
A reconciliation of adjusted operating profit (loss), a non-GAAP measure, to operating profit (loss) is provided in the table below (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating profit (loss), as reported (GAAP)	$74.0	$10.4	$(48.5)
COVID-19 related expenses	—	0.3	7.9
2020 Restructuring charges	—	12.4	27.6
Post-Divestiture restructuring and transition charges	—	14.1	17.1
Acquisition and integration-related charges	3.4	1.6	12.5
EU MDR Compliance	6.9	4.0	—
Other items	3.8	—	—
Litigation and legal	—	15.0	27.5
Intangibles amortization	25.7	16.7	19.4
Adjusted Operating Profit (Loss) (non-GAAP)	$113.8	$74.5	$63.5
The items noted in the table above are described below:
On a GAAP basis, operating income increased compared to the prior year due to higher sales, lower legal costs and completion of restructuring activities, partially offset by higher selling costs.
Items impacting operating results include the following:
COVID-19 related expenses: As a result of the ongoing COVID-19 pandemic, we have incurred incremental expenses for additional personal protective equipment for our manufacturing employees, sanitation at our facilities and other costs. We incurred no COVID-19 related costs in the year ended December 31, 2022. We incurred $0.3 million and $7.9 million of COVID-19 related costs in the years ended December 31, 2021 and 2020, respectively.
2020 Restructuring charges: We incurred no 2020 Restructuring-related costs in the year ended December 31, 2022. We incurred $12.4 million and $27.6 million in the years ended December 31, 2021 and 2020, respectively, in connection with the 2020 Restructuring, which we initiated in the fourth quarter of 2020. As of December 31, 2021, restructuring activities associated with the 2020 Restructuring were substantially complete.
Post-Divestiture restructuring and transition charges: These charges were associated with the Post-Divestiture Restructuring Plan, a multi-phase restructuring plan intended to align our organizational structure, IT platform, supply chain and distribution channels to be more appropriate for our business following the Divestiture. We incurred no costs associated with the Post-Divestiture Restructuring Plan in the year ended December 31, 2022. We incurred $14.1 million and $17.1 million of costs in connection with the Post-Divestiture Restructuring Plan for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, these restructuring activities were substantially complete.
Acquisition and integration-related charges: We incurred $3.4 million, $1.6 million and $12.5 million of costs in connection with acquisition and integration activities for the years ended December 31, 2022, 2021 and 2020, respectively. Expenses incurred during 2022 were related to the acquisition of OrthogenRx. Expenses incurred in the prior periods were for integrations of earlier acquisitions. For the year ended December 31, 2020, acquisition and integration-related costs also includes $0.5 million of restructuring costs.
EU MDR Compliance: The EU MDR became effective in 2021 and brings significant new requirements for many of our medical devices. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We incurred $6.9 million and $4.0 million of costs related to EU MDR compliance in the years ended December 31, 2022 and 2021, respectively. We expect the activities resulting in incremental costs associated with our initial compliance with the EU MDR to continue through 2024.
Other items: In the year ended December 31, 2022, we incurred $3.8 million of expenses in connection with evaluating and planning for the Transformation Process. These costs consisted of $2.6 million of consulting costs associated with evaluation of overall scope and alternatives for transforming our business, and $1.2 million for the impairment of certain assets associated with research and development projects that were cancelled.
Litigation and legal: We incurred no costs for litigation matters in the year ended December 31, 2022. We incurred $15.0 million and $27.5 million of expenses for certain litigation matters in the years ended December 31, 2021 and 2020, respectively, which are included in “Other expense, net.” In 2021, costs include amounts associated with a $22.2 million payment related to a Deferred Prosecution Agreement (the “DPA”) with the United Sates Department of Justice (the “DOJ”), which is described in “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this Form 10-K. In 2020, costs included incremental amounts associated with a $25.0 million payment to amicably resolve a dispute with Kimberly-Clark described in “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this Form 10-K.
Intangibles amortization: Intangibles amortization is related primarily to the amortization of intangibles acquired in prior business acquisitions and was $25.7 million, $16.7 million and $19.4 million, respectively, in the years ended December 31, 2022, 2021 and 2020. The increase in amortization in the year ended December 31, 2022 is due to incremental amortization of intangibles acquired with OrthogenRx in early 2022.
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
•Certain acquisition and integration charges related to the acquisitions of OrthogenRx, Game Ready, NeoMed, Summit and Endoclear.
•Expenses associated with EU MDR compliance.
•Expenses associated with other unusual items such as consulting costs associated with evaluating transformational restructuring or other strategies or asset impairment charges for cancelled research and development projects.
•Expenses associated with certain litigation matters.
•The amortization of intangible assets associated with prior business acquisitions.

Interest Expense
Interest expense was $10.0 million, $3.3 million and $15.6 million in the years ended December 31, 2022, 2021 and 2020, respectively. In the year ended December 31, 2022, interest expense includes an early extinguishment loss of $1.1 million incurred upon terminating our Prior Credit Agreement (as defined below) on June 24, 2022. In the year ended December 31, 2020, interest expense includes an early extinguishment loss of $1.3 million incurred upon redemption of our Senior Secured Notes on October 15, 2020. In each of the years ended December 31, 2022, 2021 and 2020, $0.1 million of interest was capitalized on long-term capital projects.
Interest expense consists of interest accrued and amortization of debt discount and issuance costs on our long-term debt. Accordingly, interest expense was higher in 2022 compared to 2021 due to establishment of our new Credit Agreement (as defined below). See “Debt” in Note 8 to the consolidated financial statements in Item 8 of this Form 10-K for further discussion of our indebtedness, our Prior Credit Agreement and our new Credit Agreement.

Provision for Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted in March 2020, allows for the carryback of U.S. net operating losses, which were expected to be used in future years to prior years, resulting in a $3.8 million, $2.8 million and $25.1 million benefit in the years ended December 31, 2022, 2021 and 2020, respectively. As a result, as of December 31, 2022, we had $3.8 million of income tax receivables.
Our overall effective tax rate was 22.5% for the year ended December 31, 2022 compared to a rate of 13.7% in 2021 and 53.9% in 2020. The primary driver in the change in our effective tax rate was the CARES Act in 2020. See “Income Taxes” in Note 9 to the consolidated financial statements in Item 8 of this Form 10-K for further details regarding our income taxes.
Liquidity and Capital Resources
General
Our primary sources of liquidity are cash on hand provided by operating activities and amounts available with our revolving credit facility under our existing credit agreement. Our operating cash flow has historically been sufficient to meet our working capital requirements and fund capital expenditures. We expect our operating cash flow will be sufficient to meet our working capital requirements and fund capital expenditures in the next twelve months. In addition, with our borrowing capacity, we expect to have the ability to fund capital expenditures and other investments necessary to grow our business for the foreseeable future for both our domestic and international operations.
As of December 31, 2022, $54.7 million of our $127.7 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and currently do not have plans to repatriate such earnings. See further discussion below in “Critical Accounting Policies and Use of Estimates” under “Income Taxes.” We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and equivalents increased by $9.2 million to $127.7 million as of December 31, 2022 compared to $118.5 million last year. The increase was driven by $90.9 million of cash provided by operating activities, $250.0 million of proceeds from our secured debt and $150.0 million of proceeds from our revolving credit facility partially offset by payments on our prior credit agreement including $126.6 million on our secured term loan and $170.0 million on our revolving credit facility, $116.1 million of cash used for the acquisition of OrthogenRx, $45.5 million used to repurchase shares of our common stock and $19.3 million of capital expenditures.
Cash and equivalents increased by $7.0 million to $118.5 million as of December 31, 2021 compared to $111.5 million as of December 31, 2020. The increase was driven by $87.3 million of cash provided by operating activities and $20.0 million of proceeds from our revolving credit facility partially offset by $70.0 million of repayments on our revolving credit facility, $21.0 million of capital expenditures and $11.5 million used to purchase treasury stock.
Long-Term Debt
On June 24, 2022, we entered into a credit agreement (the “Credit Agreement”) with certain lenders which established credit facilities in an aggregate principal amount of $500.0 million, consisting of a five-year senior secured term loan of $125.0 million (the “Term Loan Facility”) and a five-year senior secured revolving credit facility allowing borrowings of up to $375.0 million, with a letter of credit sub-facility in an amount of $75.0 million (the “Revolving Credit Facility”). All obligations under the Credit Agreement and certain hedging agreements and cash management arrangements thereunder are: (i) guaranteed by each of the Company’s direct and indirect, existing and future, material wholly owned domestic subsidiaries (“Guarantors”) and (ii) secured by a first priority lien on substantially all the assets of the Company and the Guarantors. The Credit Agreement contains an accordion feature that allows us to incur incremental term loans under the Term Loan Facility or under new term loan facilities or to increase the amount of the commitments under the Revolving Credit Facility, including through the establishment of one or more tranches under the Revolving Credit Facility. The Credit Agreement will mature on June 24, 2027.
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 6.5% as of December 31, 2022.
In connection with entering into the Credit Agreement, we terminated the Amended and Restated Credit Agreement dated as of October 30, 2018 by and among the Company, the lenders thereunder and Citibank N.A., as administrative agent (as amended and supplemented, the “Prior Credit Agreement”).
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of December 31, 2022, we were in compliance with all of our debt covenants.
For further information regarding our debt arrangements, see “Debt” in Note 8 to the consolidated financial statements in Item 8 of this Form 10-K.
Share Repurchase Program
On December 15, 2021, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase up to $30 million of our common stock. In the fourth quarter of 2021, we repurchased $10.7 million, and during the first quarter of 2022, we repurchased the remaining $19.3 million.
On May 16, 2022, the Board of Directors approved a new one-year program authorizing us to repurchase up to $25.0 million of our common stock. In connection with such repurchase program, we established a pre-arranged trading plan in accordance with

Rule 10b5-1 which permitted common stock to be repurchased over a twelve-month period. Under this program, during the second quarter of 2022 we repurchased $14.1 million of our common stock, and during the third quarter of 2022 we repurchased the remaining $10.9 million.
For further information, see “Share Repurchase Program” in Note 16 to the consolidated financial statements in Item 8 of this Form 10-K.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease and debt arrangements and defined benefit plans are provided in Notes 6, 8, and 10, respectively, to the consolidated financial statements contained in Item 8 of this Form 10-K. For obligations under our purchase arrangements which consist mostly of open purchase orders and other commitments, as of December 31, 2022, we have amounts due in less than one year of $76.3 million, $14.3 million in one to three years, and zero thereafter.
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
Use of Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Estimates are used in accounting for, among other things, certain amounts included in discontinued operations, certain amounts included in assets and liabilities held for sale, distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, loss contingencies, and deferred income taxes and potential income tax assessments. Our estimates are subject to uncertainties associated with the ongoing COVID-19 pandemic. Actual results could differ from these estimates, and the effect of the change could be material to our financial statements. Changes in these estimates are recorded when known.
Revenue Recognition
Sales revenue is recognized at the time of product shipment or delivery of our products to unaffiliated customers, depending on shipping terms. Accordingly, control of the products transfers to the customer in accordance with the transaction’s shipping terms. Sales revenue is recognized for the amount of considerations that we expect to be entitled to receive in exchange for our products. Sales are reported net of returns, rebates, incentives, each as described below, and freight allowed. Taxes imposed by governmental authorities on our revenue-producing activities with customers, such as sales taxes and value-added taxes, are excluded from net sales. Our contracts provide for forms of variable consideration including rebates, incentives and pricing tiers, each of which are described further in Note 1 “Accounting Policies” in Item 8 of this Form 10-K.
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
As of December 31, 2022, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $34.5 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Tax Cuts and Jobs Act of 2017. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
Legal Matters
A description of legal matters can be seen in “Commitments and Contingencies” in Note 13 to the consolidated financial statements in Item 8 of this Form 10-K.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to risks such as changes in interest rates, foreign currency exchange rates and commodity prices. A variety of practices are employed to manage these risks, including derivative instruments where deemed appropriate. Derivative instruments are used only for risk management purposes and not for speculation. All foreign currency derivative instruments are entered into with major financial institutions. Our credit exposure under these arrangements is limited to agreements with a positive fair value at the reporting date. Credit risk with respect to the counterparties is actively monitored but is not considered significant.
Presented below is a description of our risk together with a sensitivity analysis, performed annually, based on selected changes in market rates and prices. These analyses reflect management’s view of changes which are reasonably possible to occur over a one-year period. Also included is a description of our commodity price risk.
Interest Rate Risk
Our senior secured revolving credit facility under our Credit Agreement, which allows for borrowings up to $375.0 million, is subject to a variable interest rate based on SOFR. As of December 31, 2022, a one percentage point increase in SOFR could result in $3.8 million of incremental interest expense if the senior secured revolving credit facility was fully drawn for the entire year.
Foreign Currency Risk
Foreign currency transactional exposures are sensitive to changes in foreign currency exchange rates. An annual test is performed to quantify the effects that possible changes in foreign currency exchange rates would have on annual operating profit based on our foreign currency transactional exposures at the current year-end. The balance sheet effect is calculated by multiplying each affiliate’s net monetary asset or liability position by a 10% change in the foreign currency exchange rate versus the U.S. dollar. The results of these sensitivity tests are presented in the following paragraph.
As of December 31, 2022, a 10% change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have an effect of $0.7 million to our consolidated financial position, results of operations and cash flows. These hypothetical effects on transactional exposures are based on the difference between the December 31, 2022 rates and the assumed rates.
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
As of December 31, 2022, a 10% change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have impacted stockholders’ equity by approximately $11.3 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2022 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net Sales	$820.0	$744.6	$714.8
Cost of products sold	370.0	378.8	343.9
Gross Profit	450.0	365.8	370.9
Research and development	30.6	32.3	34.9
Selling and general expenses	341.9	300.3	332.6
Other expense, net	3.5	22.8	51.9
Operating Income (Loss)	74.0	10.4	(48.5)
Interest income	1.2	0.2	1.2
Interest expense	(10.0)	(3.3)	(15.6)
Income (Loss) Before Income Taxes	65.2	7.3	(62.9)
Income tax (provision) benefit	(14.7)	(1.0)	33.9
Net Income (Loss)	$50.5	$6.3	$(29.0)

Earnings (Loss) Per Share
Basic Earnings (Loss) Per Share	$1.08	$0.13	$(0.61)

Diluted Earnings (Loss) Per Share	$1.07	$0.13	$(0.61)

* Certain amounts have been adjusted to reflect a change in accounting principle as described in Note 1 to our Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net Income (Loss)	$50.5	$6.3	$(29.0)
Other Comprehensive Income (Loss), Net of Tax
Defined benefit plans	0.3	0.4	0.2
Unrealized currency translation adjustments	(2.3)	(6.1)	3.8
Cash flow hedges	—	—	(0.1)
Total Other Comprehensive (Loss) Income, Net of Tax	(2.0)	(5.7)	3.9
Comprehensive Income (Loss)	$48.5	$0.6	$(25.1)

* Certain amounts have been adjusted to reflect a change in accounting principle as described in Note 1 to our Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$127.7	$118.5
Accounts receivable, net of allowances	167.9	131.2
Inventories	190.3	159.3
Prepaid and other current assets	13.9	18.6
Total Current Assets	499.8	427.6
Property, Plant and Equipment, net	163.9	168.1
Operating Lease Right-of-Use Assets	30.6	38.6
Goodwill	819.4	801.6
Other Intangible Assets, net	251.0	141.2
Deferred Tax Assets	4.6	10.0
Other Assets	17.6	16.5
TOTAL ASSETS	$1,786.9	$1,603.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$6.2	$—
Current portion of operating lease liabilities	12.8	$14.7
Trade accounts payable	67.9	56.4
Accrued expenses	98.9	68.1
Total Current Liabilities	185.8	139.2
Long-Term Debt	226.3	130.0
Operating Lease Liabilities	34.7	42.8
Deferred Tax Liabilities	25.4	11.9
Other Long-Term Liabilities	23.5	9.1
Total Liabilities	495.7	333.0

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,528,907 outstanding at December 31, 2022 and 48,206,156 outstanding at December 31, 2021	0.5	0.5
Additional paid-in capital	1,646.4	1,628.8
Accumulated deficit	(253.1)	(303.6)
Treasury stock	(66.8)	(21.3)
Accumulated other comprehensive loss	(35.8)	(33.8)
Total Stockholders’ Equity	1,291.2	1,270.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,786.9	$1,603.6
* Certain amounts have been adjusted to reflect a change in accounting principle as described in Note 1 to our Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, shares in thousands)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2019	47,734	$0.5	$1,593.9	$(280.9)	206	$(8.9)	$(32.0)	$1,272.6
Net loss	—	—	—	(29.0)	—	—	—	(29.0)
Issuance of common stock upon the exercise or redemption of share-based awards	184	—	3.4	—	—	—	—	3.4
Stock-based compensation expense	—	—	12.1	—	—	—	—	12.1
Purchases of treasury stock	—	—	—	—	25	(0.9)	—	(0.9)
Other comprehensive income, net of tax	—	—	—	—	—	—	3.9	3.9
Balance at December 31, 2020	47,918	0.5	1,609.4	(309.9)	231	(9.8)	(28.1)	1,262.1
Net income	—	—	—	6.3	—	—	—	6.3
Issuance of common stock upon the exercise or redemption of share-based awards	288	—	6.2	—	—	—	—	6.2
Stock-based compensation expense	—	—	13.2	—	—	—	—	13.2
Purchases of treasury stock	—	—	—	—	349	(11.5)	—	(11.5)
Other comprehensive income, net of tax	—	—	—	—	—	—	(5.7)	(5.7)
Balance at December 31, 2021	48,206	0.5	1,628.8	(303.6)	580	(21.3)	(33.8)	1,270.6
Net income	—	—	—	50.5	—	—	—	50.5
Issuance of common stock upon the exercise or redemption of share-based awards	(1,677)	—	1.7	—	42	(1.2)	—	0.5
Stock-based compensation expense	—	—	15.9	—	—	—	—	15.9
Purchases of treasury stock	—	—	—	—	1,510	(44.3)	—	(44.3)
Other comprehensive income, net of tax	—	—	—	—	—	—	(2.0)	(2.0)
Balance at December 31, 2022	46,529	$0.5	$1,646.4	$(253.1)	2,132	$(66.8)	$(35.8)	$1,291.2

* Certain amounts have been adjusted to reflect a change in accounting principle as described in Note 1 to our Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income (loss)	$50.5	$6.3	$(29.0)
Depreciation and amortization	47.7	38.3	42.9
Stock-based compensation	15.9	13.2	12.1
Net losses on asset dispositions and asset impairments	1.1	8.0	23.7
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(24.7)	(10.8)	45.8
Inventories, net of allowance	(30.9)	15.7	(19.4)
Prepaid expenses and other assets	3.0	(1.9)	1.4
Accounts payable	35.4	(11.9)	(18.9)
Accrued expenses	(7.1)	33.4	(74.3)
Deferred income taxes and other	—	(3.0)	13.2
Cash Provided by (Used in) Operating Activities	90.9	87.3	(2.5)
Investing Activities
Capital expenditures	(19.3)	(21.0)	(20.2)
Acquisition of assets and businesses, net of cash acquired	(116.1)	—	—
Acquisition of minority interest investment	—	—	(4.0)
Cash (Used in) Investing Activities	(135.4)	(21.0)	(24.2)
Financing Activities
Proceeds from issuance of secured debt	250.0	—	—
Secured debt repayments	(126.6)	—	(249.8)
Debt issuance costs	(2.9)	—	—
Revolving credit facility proceeds	150.0	20.0	185.0
Revolving credit facility repayments	(170.0)	(70.0)	(5.0)
Purchase of treasury stock	(45.5)	(11.5)	(0.9)
Proceeds from the exercise of stock options	1.7	6.2	3.4
Payment of contingent consideration liabilities	—	—	(2.7)
Cash Provided by (Used in) Financing Activities	56.7	(55.3)	(70.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.0)	(4.0)	2.9
Increase (Decrease) in Cash and Cash Equivalents	9.2	7.0	(93.8)
Cash and Cash Equivalents - Beginning of Year	118.5	111.5	205.3
Cash and Cash Equivalents - End of Year	$127.7	$118.5	$111.5

Supplemental Cash Flow Disclosure:
Cash refund for income taxes	$(2.9)	$(45.0)	$—
Cash paid for interest	$8.1	$3.0	$16.8
Supplemental Noncash Disclosure
Capital expenditures included in accounts payable or accrued expenses	$3.9	$5.6	$3.4

* Certain amounts have been adjusted to reflect a change in accounting principle as described in Note 1 to our Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Accounting Policies
Avanos Medical, Inc. is a medical technology company focused on delivering clinically superior medical device solutions that will help patients get back to the things that matter. Headquartered in Alpharetta, Georgia, we are committed to addressing some of today’s most important healthcare needs, including providing a vital lifeline for nutrition to patients from hospital to home, and reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market our recognized brands globally and hold leading market positions in multiple categories across our portfolio. Unless the context indicates otherwise, the terms “Avanos,” “the Company,” “we,” “our” and “us” refer to Avanos Medical, Inc. and its consolidated subsidiaries.
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
Inventories and Distribution Costs
U.S. and non-U.S. inventories are valued at the lower of cost, using the First-In, First-Out (“FIFO”) method, or market. Refer to “Change in Accounting Principle” below for additional information regarding our inventory balance. Distribution costs are classified as cost of products sold.
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
We allow for returns within a specified period of time, based on our standard terms and conditions, following customers’ receipt of the goods and estimate a liability for returns based on historical experience. The liability for estimated returns was $0.1 million as of December 31, 2022 and 2021. The differences between estimated and actual returns are generally not material.
Our contracts provide for forms of variable consideration including rebates, incentives and pricing tiers, each of which are described below:
Distributor Rebates - Sales to distributors, on a global basis, represents approximately 52% of our consolidated net sales. We provide for rebates on gross sales to distributors for differences between list prices and average end-user customer prices. Rebate rates vary widely (typically between 10% and 35%) between our product families. A liability for distributor rebates is estimated based on a moving average of rebate rates, specific customer trends, contractual provisions, historical experience and other relevant factors. The liability for estimated rebates was $14.5 million and $14.3 million, respectively, as of December 31, 2022 and 2021. Differences between our estimated and actual costs are generally not material and recognized in earnings in the period in the period such differences are determined.
Incentives - Globally, approximately 32% of our consolidated net sales are contracted through group purchasing organizations (“GPOs”). Incentives include fees paid to GPOs or small percentage rebates to distributors in conjunction with the sales volume of our products to end-user customers. A liability for incentives is estimated based on average incentive rates over a period of time. The liability for estimated incentives was $12.4 million and $10.2 million, respectively, as of December 31, 2022 and

2021. Differences between estimated and actual incentives are generally not material and recognized in earnings in the period such differences are determined.
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
We had one customer who individually accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2022 and December 31, 2021. Bad debt expense was $1.4 million for the year ended December 31, 2022 compared to a net benefit of $0.5 million for the year ended December 31, 2021 and a net expense of $1.7 million for the year end December 31, 2020.
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
Stock-Based Compensation
We have a stock-based Equity Participation Plan, a Long Term Incentive Plan and an Outside Directors’ Compensation Plan that provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants. Stock-based compensation is initially measured at the fair value of the awards on the grant date and is recognized in the financial statements over the period the employees are required to provide services in exchange for the awards, with forfeitures accounted for as they occur. The fair value of option awards is measured on the grant date using a Black-Scholes option-pricing model. The fair value of time-based and some performance-based restricted share awards is based on the Avanos stock price at the grant date and the assessed probability of meeting future performance targets. For performance-based restricted share units for which vesting is conditioned upon achieving a measure of total shareholder return, fair value is measured using a Monte Carlo simulation. Generally, new shares are issued to satisfy vested restricted stock units and exercises of stock options. See Note 12, “Stock-Based Compensation.”
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
As of December 31, 2022, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $34.5 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Tax Cuts and Jobs Act of 2017. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.

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
Effective January 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removed certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-06, Reference Rate Reform. This ASU was prompted by the planned cessation of the London Interbank Offer Rate (“LIBOR”). This ASU applies to contract modifications that replace a reference rate and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Under this ASU, modifications to debt agreements may be accounted for by prospectively adjusting the effective interest rate. This ASU is effective as of issuance on December 21, 2022 and defers the sunset date of Topic 848, Reference Rate Reform from December 31, 2022 to December 31, 2024. This ASU may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
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
Change in Accounting Principle
During the third quarter of 2022, we elected to change our method of accounting for U.S. inventory from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. We believe the FIFO method of accounting for inventory is preferable because it provides for an inventory balance that more closely reflects the inventory’s current cost, improves efficiency and enhances comparability with our peers. The effects of the change in accounting method from LIFO to FIFO have been retrospectively applied to all periods presented in all sections of this Form 10-K, including Management's Discussion and Analysis.
As a result of the accounting change, accumulated deficit as of January 1, 2022 improved from $310.3 million, as reported under the LIFO method to $303.6 million using the FIFO method. Accumulated deficit as of January 1, 2021 improved from $315.5 million, as reported under the LIFO method to $309.9 million using the FIFO method. Accumulated deficit as of January 1, 2020 improved from $288.3 million, as reported under the LIFO method to $280.9 million using the FIFO method.

Due to the change in accounting principle, the following financial statement line items within the accompanying consolidated financial statements were adjusted as follows:

Consolidated Income Statements
(in millions, except per share amounts)
	Year Ended December 31, 2022
	As Calculated (LIFO)	As Reported (FIFO)	Effect of Change
Cost of products sold	$370.7	$370.0	$(0.7)
Income before income taxes	64.5	65.2	0.7
Income tax provision	(14.6)	(14.7)	(0.1)
Net income	49.9	50.5	0.6
Earnings per share:
Basic	$1.06	$1.08	$0.02
Diluted	$1.05	$1.07	$0.02

	Year Ended December 31, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Cost of products sold	$380.3	$378.8	$(1.5)
Income before income taxes	5.8	7.3	1.5
Income tax provision	(0.6)	(1.0)	(0.4)
Net income	5.2	6.3	1.1
Earnings per share:
Basic	$0.11	$0.13	$0.02
Diluted	$0.11	$0.13	$0.02

	Year Ended December 31, 2020
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Cost of products sold	$341.5	$343.9	$2.4
Loss before income taxes	(60.5)	(62.9)	(2.4)
Income tax benefit	33.3	33.9	0.6
Net loss	(27.2)	(29.0)	(1.8)
Loss per share:
Basic	$(0.57)	$(0.61)	$(0.04)
Diluted	$(0.57)	$(0.61)	$(0.04)

Consolidated Statements of Comprehensive (Loss) Income
(in millions)
	Year Ended December 31, 2022
	As Calculated (LIFO)	As Reported (FIFO)	Effect of Change
Net income	$49.9	50.5	$0.6
Comprehensive income	47.9	48.5	0.6

	Year Ended December 31, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Net income	$5.2	6.3	$1.1
Comprehensive (loss) income	(0.5)	0.6	1.1

	Year Ended December 31, 2020
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Net loss	$(27.2)	$(29.0)	$(1.8)
Comprehensive loss	(23.3)	(25.1)	(1.8)

Consolidated Balance Sheets
(in millions)
	As of December 31, 2022
	As Calculated (LIFO)	As Reported (FIFO)	Effect of Change
Inventories	$180.6	$190.3	$9.7
Deferred tax liabilities	23.0	25.4	2.4
Accumulated deficit, end of period	(260.4)	(253.1)	7.3

	As of December 31, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Inventories	$150.3	$159.3	$9.0
Deferred tax liabilities	9.6	11.9	2.3
Accumulated deficit, end of period	(310.3)	(303.6)	6.7

Consolidated Statements of Stockholders’ Equity
(in millions)
	Year Ended December 31, 2022
	As Calculated (LIFO)	As Reported (FIFO)	Effect of Change
Accumulated deficit, beginning of period	$(310.3)	$(303.6)	$6.7
Net income	49.9	50.5	0.6
Total stockholders' equity	1,283.8	1,291.2	7.4

	Year Ended December 31, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Accumulated deficit, beginning of period	$(315.5)	$(309.9)	$5.6
Net income	5.2	6.3	1.1
Total stockholders' equity	1,263.9	1,270.6	6.7

	Year Ended December 31, 2020
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Accumulated deficit, beginning of period	$(288.3)	$(280.9)	$7.4
Net loss	(27.2)	(29.0)	(1.8)
Total stockholders' equity	1,256.5	1,262.1	5.6

Consolidated Cash Flow Statements
(in millions)
	Year Ended December 31, 2022
	As Calculated (LIFO)	As Reported (FIFO)	Effect of Change
Net income	$49.9	$50.5	$0.6
Inventories	(30.2)	(30.9)	(0.7)
Deferred income taxes and other	(4.4)	—	4.4

	Year Ended December 31, 2021
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Net income	$5.2	$6.3	$1.1
Inventories	17.2	15.7	(1.5)
Deferred income taxes and other	(3.4)	(3.0)	0.4

	Year Ended December 31, 2020
	As Reported (LIFO)	As Adjusted (FIFO)	Effect of Change
Net loss	$(27.2)	$(29.0)	$(1.8)
Inventories	(21.8)	(19.4)	2.4
Deferred income taxes and other	13.8	13.2	(0.6)

Note 2.    Restructuring
During the year ended December 31, 2022, we had no restructuring expenses. Our restructuring expenses for the years ended December 31, 2021 and 2020 are summarized in the table below (in millions):

	Year Ended December 31,
	2021	2020
Post-Divestiture Restructuring Plan	$10.2	$2.2
Integration and Restructuring of Business Acquisitions	—	0.5
2020 Restructuring	12.4	27.6
Total Restructuring Costs	$22.6	$30.3
Post-Divestiture Restructuring Plan
In conjunction with the sale of our Surgical and Infection Prevention (“S&IP) business (the “Divestiture”), we began a multi-phase restructuring plan intended to align our organizational structure, information technology platform and supply chain and distribution channels to be more appropriate for the size and scale of our business. The post-divestiture restructuring plan has been completed, and costs incurred were included in “Cost of products sold”, “Selling and general expenses” and “Other expense, net.”
Integration of Business Acquisitions
During the third quarter of 2019, we initiated activities to integrate the asset and business acquisitions completed in 2019 and 2019 into our operations, and where appropriate, re-align our organization accordingly. This includes Cool Systems, Inc. (“Game Ready”), which was acquired in 2018 and the 2019 acquisitions of Endoclear, LLC and Summit Medical Products, Inc. The integration of these acquisitions has been completed and costs incurred were included in “Selling and general expenses.”
2020 Restructuring
In the fourth quarter of 2020, we initiated activities to reduce the size of our senior leadership team, consolidate certain operations within our pain management franchise, exit unprofitable lines of business and reduce the size of our office space to align with expected requirements following the COVID-19 pandemic. Costs were primarily associated with operating lease right-of-use asset impairments or lease terminations, impairment of intangible and other assets and employee severance and benefits. The 2020 Restructuring has been completed and costs incurred were included in “Cost of products sold,” “Selling and general expenses” and “Other expense, net.”
Restructuring Liability
Our liability for costs associated with our restructuring activities as of December 31, 2022 and 2021 is summarized below (in millions):

	As of December 31,
	2022	2021
Balance, beginning of year	$0.1	$7.2
Total restructuring costs, excluding non-cash charges	—	12.6
Payments and adjustments, net	(0.1)	(19.7)
Balance, end of year	$—	$0.1

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
We completed our annual impairment test as of July 1, 2022, and based on a combination of income and market capitalization approaches, we determined that our fair value exceeded the net carrying value of our reporting unit.

The changes in the carrying amount of goodwill are as follows (in millions):

Balance at December 31, 2020	$802.5
Currency translation adjustment	(0.9)
Balance at December 31, 2021	801.6
Goodwill acquired(a)	19.3
Currency translation adjustment	(1.5)
Balance at December 31, 2022	$819.4
_____________________________________________
(a)We acquired $19.3 million of goodwill in conjunction with the acquisition of OrthogenRx described in Note 5, “Business Acquisition.” Goodwill was allocated to our existing medical devices reporting segment.

Note 4.     Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	As of December 31,
	2022	2021
Accounts Receivable	$162.1	$122.0
Income tax receivable	12.2	13.0
Allowances and doubtful accounts
Doubtful accounts	(6.1)	(3.6)
Sales discounts	(0.3)	(0.2)
Accounts receivable, net	$167.9	$131.2
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Bad debt expense was $1.4 million for the year ended December 31, 2022 compared to a net benefit of $0.5 million for the year ended December 31, 2021 and a net expense of $1.7 million for the year end December 31, 2020. .
Inventories
Inventories at the lower of cost (determined on the FIFO method) or net realizable value consists of the following (in millions):

	As of December 31,
	2022	2021
Raw materials	$53.6	$47.7
Work in process	31.2	33.2
Finished goods	97.7	71.6
Supplies and other	7.8	6.8
Total Inventory	190.3	159.3

We may distribute products bearing the Halyard brand through 2023 under a royalty agreement we have with Owens & Minor, Inc. As of December 31, 2022, we had $1.9 million of inventory bearing the Halyard brand. For the years ended December 31, 2022, 2021 and 2020 we wrote-off $1.1 million, $3.4 million and $5.9 million, respectively, of Halyard-branded inventory.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	As of December 31,
	2022	2021
Land	$1.1	$1.1
Buildings and leasehold improvements	50.8	48.0
Machinery and equipment	239.1	223.2
Construction in progress	27.9	32.0
	318.9	304.3
Less accumulated depreciation	(155.0)	(136.2)
Total	$163.9	$168.1
Property, plant and equipment includes $0.1 million of interest that was capitalized in both the years ended December 31, 2022 and 2021. There were $3.9 million and $5.6 million of capital expenditures in accounts payable as of December 31, 2022 and 2021, respectively.
Depreciation expense was $22.0 million, $21.6 million and $23.5 million, respectively, in the years ended December 31, 2022, 2021 and 2020.
Intangible Assets
Intangible assets subject to amortization consist of the following (in millions):

	As of December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$92.5	$(67.2)	$25.3	$90.9	$(64.0)	$26.9
Patents and acquired technologies	278.8	(195.3)	83.5	271.7	(177.7)	94.0
Other	187.6	(45.4)	142.2	61.2	(40.9)	20.3
Total	$558.9	$(307.9)	$251.0	$423.8	$(282.6)	$141.2
In the first quarter of 2022, we acquired $135.6 million of identified intangibles in conjunction with our acquisition of OrthogenRx, as described in Note 5, “Business Acquisition.” Amortization expense for intangible assets is included in “Cost of products sold” and “Selling and general expenses” and was $25.7 million, $16.7 million and $19.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. In the year ended December 31, 2020, we recorded $7.8 million of impairment on certain acquired patents and technologies which was included in “Other expense, net”.
We estimate amortization expense for the next five years and beyond will be as follows (in millions):

For the years ending December 31,
2023	$25.4
2024	25.3
2025	24.7
2026	24.3
2027	24.2
Thereafter	127.1
Total	$251.0

Accrued Expenses
Accrued expenses consist of the following (in millions):

	As of December 31,
	2022	2021
Accrued rebates	$26.9	$24.5
Accrued salaries and wages	34.6	29.3
Accrued taxes and other	21.2	3.0
Other	16.2	11.3
Total	$98.9	$68.1
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	As of December 31,
	2022	2021
Accrued compensation benefits	4.8	4.4
Other (a)	18.7	4.7
Total	$23.5	$9.1
__________________________________________________
(a)For the December 31, 2022 period presented, amounts primarily relate to contingent consideration and indemnification liability associated with the OrthogenRx acquisition as described in Note 5, “Business Acquisition.”
Note 5.     Business Acquisition
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), which is focused on the development and commercialization of treatments for knee pain caused by osteoarthritis and will enhance our chronic pain portfolio. The total purchase price paid was $130.0 million in cash at closing less working capital adjustments, with an additional $30.0 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. The purchase price was funded by available cash on hand and the proceeds of borrowings, including from the incurrence of a new incremental tranche of term loans of $125.0 million, under the Company’s prior senior secured revolving credit facility which is described further in Note 8, “Debt”. The accompanying consolidated income statement for the year ended December 31, 2022 includes $76.2 million of net sales from OrthogenRx since the closing of the acquisition. In the year ended December 31, 2022, we incurred $2.0 million of costs in connection with the OrthogenRx acquisition, which are included in “Selling and general expenses.”
We accounted for the OrthogenRx acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price paid was allocated to the underlying net assets in proportion to their respective fair values. The fair value of the net assets acquired are based on estimates and assumptions relating to certain intangible assets acquired, liabilities assumed, income taxes and loss contingencies, which are subject to change during the measurement period (up to one year from the acquisition date). The primary areas that are subject to change relate to the estimated deferred tax liability, which may continue to be adjusted as additional information is received and certain tax returns are finalized. Any excess of the purchase price over the estimated fair values was recorded as goodwill. Fair values of assets acquired and liabilities assumed were determined using discounted cash flow analyses, and the fair value of the contingent cash consideration was estimated using a Monte Carlo simulation. The purchase price allocation, net of cash acquired, is shown in the table below (in millions):

Accounts receivable, net	$13.7
Inventory	2.8
Other current assets	0.4
Accounts payable	(5.4)
Other current liabilities	(13.0)
Contingent consideration	(9.2)
Other non-current assets (liabilities)	(5.6)
Deferred tax liability	(22.5)
Identifiable intangible assets	135.6
Goodwill	19.3
Total	$116.1
As a result of our year-end tax provision process, current period adjustments related to a decrease of $3.9 million in certain indemnification liabilities acquired and a decrease of $1.2 million in the estimated deferred tax liability which was recorded as a $5.1 million decrease to goodwill.
Goodwill from the OrthogenRx acquisition is not fully tax deductible and is attributable to future earnings potential and the strategic fit within our interventional pain portfolio as it allows for providing a greater continuum of care for patients.
The identifiable intangible assets relating to the OrthogenRx acquisition include the following (in millions, except years):

	Identifiable Intangible Asset Amount	Weighted Average Useful Lives (Years)
Trademarks	$1.3	10
Other	134.3	14
Total	$135.6
Other intangible assets includes $126.0 million related to the OrthogenRx products that we currently market and distribute, combined into one composite intangible asset that includes customer relationships and exclusive distribution rights and $8.3 million related to OrthogenRx non-compete agreements.
The following unaudited pro forma financial information is presented in the table below for the year ended December 31, 2022 and 2021 as if the acquisition had occurred on January 1, 2021 (in millions, except per share amounts):

	Year Ended December 31,
	2022 (Unaudited)	2021 (Unaudited)
Net sales	$822.3	$815.5

Net income	$53.9	$17.7

Earnings (Loss) Per Share:
Basic	$1.15	$0.37
Diluted	$1.14	$0.36

Note 6.    Leases
Our lease obligations relate primarily to our principal executive offices along with various manufacturing, warehouse and distribution facilities located throughout the world. For leases with terms greater than twelve months, we record a right of use (“ROU”) asset and corresponding lease obligation. As of December 31, 2022, all our leasing arrangements were operating leases. Many of our leases include escalating rent payments, renewal options and termination options, which are considered in our determination of straight-line rent expense when appropriate. Many of our leases also include additional amounts for common area maintenance and taxes. We have elected not to separate lease and non-lease components in the determination of straight-line rent expense. For a majority of our leases, an implicit lease rate is not available. Accordingly, we use a rate that approximates our incremental secured borrowing rate.

The table below summarizes information related to ROU assets and lease liabilities that are included in the accompanying consolidated balance sheet (dollars in millions):

	As of December 31,
	2022	2021
Assets
Operating lease right-of-use assets	$30.6	$38.6

Liabilities
Current portion of operating lease liabilities	12.8	14.7
Operating lease liabilities	34.7	42.8
Total Operating Lease Liabilities	$47.5	$57.5

Weighted average remaining lease term	5.6 years	6.1 years
Weighted average discount rate	4.0%	4.4%
The table below summarizes costs and cash flows arising from our lease arrangements for the year ended December 31, 2022 (in millions):

	Year Ended December 31,
	2022	2021
Operating lease cost	$13.1	$13.5
Short-term lease cost	0.3	0.5
Variable lease cost	1.0	0.8
Total lease cost	$14.4	$14.8

Cash paid for amounts included in the measurement of lease liabilities	$16.2	$16.4
Right-of-use assets obtained in exchange for operating lease liabilities	$3.0	$1.5

The future minimum obligations under operating leases having non-cancelable terms in excess of one year for the next five years and beyond will be (in millions):

For the years ending December 31,	Amount
2023	$13.0
2024	9.2
2025	7.7
2026	6.9
2027	5.5
Thereafter	10.9
Future minimum obligations	$53.2

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
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

	Fair Value Hierarchy Level	December 31, 2022		December 31, 2021
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$127.7	$127.7	$118.5	$118.5
Liabilities
Revolving Credit Facility	2	$110.0	$110.0	$130.0	$130.0
Term Loan Facility	2	122.5	122.5	—	—
Contingent consideration related to acquisition	3	9.2	9.2	—	—
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature.
The fair value of amounts borrowed under our Revolving Credit Facility and Term Loan Facility (as defined below) approximates carrying value because borrowings are subject to a variable rate as described in Note 8, “Debt”. The fair value amount of the contingent consideration was determined using a Monte Carlo simulation using assumptions regarding net sales volatility, discount rate and others. See further discussion of the acquisition of OrthogenRx in Note 5, “Business Acquisition.”
For the years ended December 31, 2022 and 2021, there were no transfers among Level 1, 2 or 3 fair value determinations. Transfers between levels occur when there are changes in the observability of inputs. Changes between levels are assumed to occur at the beginning of the year.
Note 8.    Debt
As of December 31, 2022 and 2021, our debt balances were as follows (in millions):

	Weighted- Average Interest Rate	Maturity	As of December 31,
			2022	12/31/2021(a)
Revolving Credit Facility	6.32%	2027	$110.0	$130.0
Term Loan Facility	6.32%	2027	123.4	—
			233.4	130.0
Unamortized debt issuance costs			(0.9)	—
Current portion of long-term debt			(6.2)	—
Total Long-Term Debt, net			$226.3	$130.0
____________________________________________
(a)Borrowings for this period presented were under the Prior Credit Agreement (as defined below).
On June 24, 2022, we entered into a credit agreement (the “Credit Agreement”) with certain lenders which established credit facilities in an aggregate principal amount of $500.0 million, consisting of a five-year senior secured term loan of $125.0 million (the “Term Loan Facility”) and a five-year senior secured revolving credit facility allowing borrowings of up to $375.0 million, with a letter of credit sub-facility in an amount of $75.0 million (the “Revolving Credit Facility”). All obligations under the Credit Agreement and certain hedging agreements and cash management arrangements thereunder are: (i) guaranteed by each of the Company’s direct and indirect, existing and future, material wholly owned domestic subsidiaries (“Guarantors”) and (ii) secured by a first priority lien on substantially all the assets of the Company and the Guarantors. The Credit Agreement contains an accordion feature that allows us to incur incremental term loans under the Term Loan Facility or under new term loan facilities or to increase the amount of the commitments under the Revolving Credit Facility, including through the establishment of one or more tranches under the Revolving Credit Facility. The Credit Agreement will mature on June 24, 2027.
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 6.5% as of December 31, 2022.
On January 20, 2022, we incurred $125.0 million of term loans (the “Tranche A Term Loans”) under an incremental agreement dated as of December 22, 2021, which supplemented the prior credit agreement. The proceeds of the Tranche A Term Loans were used to fund a portion of the purchase price and to pay fees and expenses related to the OrthogenRx, Inc. acquisition which is described further in Note 5, “Business Acquisition”.
In connection with entering into the Credit Agreement, we terminated the Amended and Restated Credit Agreement dated as of October 30, 2018 by and among the Company, the lenders thereunder and Citibank N.A., as administrative agent (as amended and supplemented, the “Prior Credit Agreement”) and we incurred a debt extinguishment loss of $1.1 million, which is included in “Interest expense” in the accompanying consolidated income statement.
Debt Payments
The Credit Agreement requires quarterly principal installment payments on the Term Loan Facility of 10% of the total principal borrowed for the first eight quarters following funding and then quarterly installment payments of 20% of the total principal borrowed, at which time the remaining unpaid principal amount of the Term Loan Facility is due and payable by the Company upon the maturity date of June 24, 2027. The current portion of the Term Loan Facility is $6.2 million. Interest is payable quarterly. We are permitted to prepay all or a portion of the Term Loan Facility and the Revolving Credit Facility at any time without premium or penalty. Interest is payable at the same rates set forth above for the Revolving Credit Facility.
During the year ended December 31, 2022, we repaid $1.6 million of the Term Loan Facility. During the year ended December 31, 2022, we repaid $20.0 million of the Revolving Credit Facility.
As of December 31, 2022, the aggregate amounts of long-term debt that will mature during each of the next four years and thereafter are as follows (in millions):

Amount
2023	$6.2
2024	7.0
2025	9.4
2026	10.2
Thereafter	200.6
Total	$233.4
Debt Covenants
The Credit Agreement requires compliance with certain customary operational and financial covenants. In addition, we are subject to covenants in the Credit Agreement that, among other things, limit our ability and the ability of certain of our subsidiaries to:
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
The Credit Agreement also includes financial covenants which require us not to exceed a certain consolidated net secured leverage ratio and to maintain a consolidated interest coverage ratio above a certain level. These financial covenants are tested quarterly. As of December 31, 2022, we were in compliance with all of our debt covenants.
As of December 31, 2022, our repayment requirements in the next five years includes any balance remaining on our Revolving Credit Facility and Term Loan Facility, which are due on June 24, 2027.
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
The components of income (loss) before income taxes, and the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Income (loss) before income taxes
United States	$59.3	$4.3	$(53.2)
Foreign	5.9	3.0	(9.7)
Total	65.2	7.3	(62.9)
Income tax provision (benefit):
Current:
United States	12.9	(5.2)	(47.0)
State	3.6	0.8	0.4
Foreign	1.9	1.5	1.7
Total	18.4	(2.9)	(44.9)
Deferred:
United States	(3.9)	3.9	12.8
State	0.6	(0.1)	(1.9)
Foreign	(0.4)	0.1	0.1
Total	(3.7)	3.9	11.0
Total income tax provision (benefit)	$14.7	$1.0	$(33.9)
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act allows for the carryback of U.S. net operating losses, which were expected to be used in future years, to prior years resulting in a $3.8 million, $2.8 million, and $25.1 million benefit that was recognized in the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $34.5 million. Certain earnings were previously subject to tax due to the one-time transition tax of the 2017 Tax Cuts and Jobs Act. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.

Major differences between the federal statutory rate and the effective tax rate are as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Rate of state income taxes, net of federal tax benefit	5.3	8.0	2.3
Statutory rate other than U.S. statutory rate	1.1	1.6	5.0
Foreign tax credit carryback	—	27.8	—
Valuation allowance	0.5	16.2	(9.3)
Uncertain tax positions	—	(5.9)	—
Capital Loss Carryback	—	(66.4)	—
CARES Act	(5.9)	(38.5)	39.9
DOJ Deferred Prosecution Agreement	—	38.2	—
Nondeductible officer’s compensation	2.3	17.6	(1.9)
U.S. federal research and development credit	(4.3)	(18.0)	2.4
Share based compensation windfall tax deduction	1.7	7.3	(2.4)
Other, net	0.8	4.8	(3.1)
Effective tax rate	22.5%	13.7%	53.9%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities (in millions):

	As of December 31,
	2022	2021
Deferred tax assets
Accrued liabilities	$9.2	$7.9
Stock-based compensation	5.5	5.6
Net Operating Losses	18.3	18.1
Section 174 Research Capitalization	10.7	—
Foreign Tax Credits	3.7	18.6
Federal Research Tax Credits	0.4	4.8
Operating Lease Obligations	7.3	9.6
Other	4.2	4.0
	59.3	68.6
Valuation allowance	(9.0)	(8.4)
Total deferred tax assets	50.3	60.2

Deferred tax liabilities
Intangibles, net	56.5	28.1
Operating Lease Right of Use Assets	3.5	5.1
Inventories	2.9	9.4
Property, plant and equipment, net	7.9	18.7
Other	0.3	0.8
Total deferred tax liabilities	71.1	62.1
Net deferred tax assets (liabilities)	$(20.8)	$(1.9)
Valuation allowances increased $0.6 million during the year ended December 31, 2022. Valuation allowances at the end of 2022 and 2021 primarily relate to tax credits and income tax loss carryforwards.
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
At December 31, 2022, we have credit carryforwards for federal income tax purposes of $4.3 million, all of which will expire between 2028 and 2038. We also have net operating loss carryforwards for federal income tax purposes of $40.1 million, of which $5.0 million will expire between 2031 and 2037. The remaining net operating losses are available for carryforward indefinitely.
At December 31, 2022, we have credit carryforwards for state income tax purposes of $0.8 million, of which $0.5 million will expire between 2025 and 2028. We also have net operating loss carryforwards for state income tax purposes of $80.0 million, some of which will expire between 2024 and 2040 and others that will remain available for carryforward indefinitely. We also have certain foreign subsidiaries with net operating loss carryforwards for income tax purposes of $20.4 million, of which all are available for carryforward indefinitely.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in millions):

	As of December 31,
	2022	2021
Beginning of year	$—	$0.5
Gross increases for tax positions of prior years	—	—
Gross decreases for tax positions of prior years	—	—
Decreases for settlements with taxing authorities	—	—
Decreases for lapse of the applicable statute of limitations	—	(0.5)
End of year	$—	$—
The amount, if recognized, that would affect our effective tax rate for December 31, 2022 and 2021 is zero.
We classify interest and penalties on uncertain tax benefits as income tax expense. As of each year ended December 31, 2022 and 2021, before any tax benefits, we had no accrued interest and penalties on unrecognized tax benefits.
Federal and state income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. The state effect of any changes to filed federal positions remains subject to examination by various states for a period of up to two years after formal notification to the states.
Note 10.    Employee Benefit Plans
Defined Contribution Plans
Eligible employees participate in our defined contribution plans. Our 401(k) plan and supplemental plan provide for a matching contribution of a U.S. employee’s contributions and accruals, subject to predetermined limits. Avanos also has defined contribution pension plans for certain employees outside the U.S. in which eligible employees may participate. We recognized $6.5 million, $6.6 million and $7.9 million, respectively, of expense for our matching contributions to the 401(k) plan in the years ended December 31, 2022, 2021 and 2020, respectively. Our matching contributions to the 401(k) plan are recognized in cost of products sold, research and development and selling and general expenses in our consolidated income statements.
Defined Benefit Plans
Certain plans in our international operations are our direct obligation, and therefore, the related funded status has been recorded within our consolidated balance sheet. These plans are primarily unfunded and the aggregated projected benefit obligation was $4.0 million and $3.8 million as of December 31, 2022 and 2021, respectively. Net periodic pension cost for the years ended December 31, 2022, 2021 and 2020 was $0.7 million, $0.8 million and $0.7 million, respectively. Over the next ten years, we expect gross benefit payments to be $2.4 million in total for the years 2023 through 2027, and $4.2 million in total for the years 2028 through 2032.

Note 11. Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance, December 31, 2019	$(31.5)	$0.1	$(0.6)	$(32.0)
Other comprehensive income (loss)	3.8	(0.1)	0.2	3.9
Balance, December 31, 2020	(27.7)	—	(0.4)	(28.1)
Other comprehensive (loss) income	(6.1)	—	0.4	(5.7)
Balance, December 31, 2021	(33.8)	—	—	(33.8)
Other comprehensive (loss) income	(2.3)	—	0.3	(2.0)
Balance, December 31, 2022	$(36.1)	$—	$0.3	$(35.8)
The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Unrealized translation	$(2.3)	$(6.1)	$3.8

Defined benefit pension plans	0.4	0.5	0.3
Tax effect	(0.1)	(0.1)	(0.1)
Defined benefit pension plans, net of tax	0.3	0.4	0.2

Cash flow hedges	—	—	(0.1)
Tax effect	—	—	—
Cash flow hedges, net of tax	—	—	(0.1)

Change in AOCI	$(2.0)	$(5.7)	$3.9
Note 12.    Stock-Based Compensation
The Avanos Medical, Inc. Equity Participation Plan, the Avanos Medical, Inc. Long Term Incentive Plan and the Avanos Medical, Inc. Outside Directors’ Compensation Plan (together, the “Equity Plans”) provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants of Avanos or its subsidiaries. A maximum of 3.9 million shares of Avanos common stock may be issued under the Equity Plans, and there were 1.0 million shares remaining available for issuance as of December 31, 2022.
The Avanos Medical, Inc. Employee Stock Purchase Plan (“ESPP”) allows for employee contributions to purchase shares of the Company’s common stock at a 15% discount off the lower of the closing prices at the beginning or end of each offering period. The ESPP is available to all employees meeting the eligibility requirements defined in the ESPP. Offering periods will generally be six month periods ending on June 30 and December 31 of each year. Employees may contribute up to 25% of their compensation, subject to a maximum of $25,000 into the ESPP each year. A maximum of 1.0 million common shares may be issued under the ESPP, and there were 0.8 million shares remaining available as of December 31, 2022.

Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Selling and general expenses.” Stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 is shown in the table below (in millions):

	Year Ended December 31,
	2022	2021	2020
Stock options	$1.1	$1.9	$2.7
Time-based restricted share units	11.6	8.9	6.3
Performance-based restricted share units	3.0	2.1	2.8
Employee stock purchase plan	0.2	0.3	0.3
Total stock-based compensation	$15.9	$13.2	$12.1

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
There were no options awarded in the years ended December 31, 2022 and 2021. The weighted-average fair value of options granted during the year ended December 31, 2020 was $9.82, based on the following assumptions:

Year Ended December 31,
2020
Volatility	41%
Risk-free rate	0.3%
Expected term (Years)	4
Dividend Yield	0%

A summary of stock option activity is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	1,290	$39.40
Exercises	(4)	26.04
Forfeitures	(180)	41.52
Outstanding at December 31, 2022	1,106	$39.11	4.82	$—
Vested and exercisable at December 31, 2022	1,008	$40.11	4.57	$—

The following table summarizes information about options outstanding as of December 31, 2022:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Shares (in thousands)	Weighted-Average Remaining Contractual Term (Years)	Shares (in thousands)	Weighted-Average Exercise Price
$25.00	to	$35.00	374	5.8	275	$29.44
$35.00	to	$45.00	470	4.5	470	40.89
$45.00+			263	4.0	263	49.90
			1,107	4.8	1,008	$40.11
No options were exercised during the year ended December 31, 2022. Options with aggregate intrinsic values of $1.6 million and $0.7 million were exercised in the years ending December 31, 2021 and 2020, respectively. The tax benefits from exercises were not material in 2021 or 2020. For stock options outstanding at December 31, 2022, we expect to recognize an additional $0.3 million of expense over the remaining average service period of less than one year.
Restricted Share Units
Restricted shares, time-vested restricted share units (“RSUs”) and performance-based RSUs granted to employees and directors are valued at the closing market price of our common stock on the grant date with vesting conditions determined upon approval of the award. Time-vested RSUs are subject to a minimum service period of generally three years.
A summary of time-vested RSU activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2021	840	$36.84
Granted	389	32.42
Vested	(135)	37.71
Forfeited	(62)	34.87
Outstanding at December 31, 2022	1,032	$35.17
For time-vested RSUs outstanding at December 31, 2022, we expect to recognize an additional $14.1 million of expense over the remaining average service period of two years.
Performance-based RSUs are subject to achievement of certain service and performance targets over a restricted period of three years. A summary of performance-based RSU activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2021	56	$47.94
Granted	193	33.39
Forfeited	(10)	37.92
Outstanding at December 31, 2022	239	$36.63
For performance-based RSUs outstanding at December 31, 2022, we expect to recognize an additional $5.5 million of expense over the remaining average service period of less than one year.
We issued restricted share units for which vesting is conditioned on meeting a defined measure of total shareholder return (“TSR units”) over a restricted period of three years. Total shareholder return is measured as our stock price performance over the restricted period compared to defined group of peer companies. No TSR units were awarded in the years ended December 31, 2022, 2021 or 2020.

A summary of TSR unit activity is presented below.

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2021	89	$52.36
Forfeited	(89)	52.36
Outstanding at December 31, 2022	—	$—
Note 13.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our 2014 spin-off from Kimberly-Clark, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters. For the year ended December 31, 2022, we incurred no costs with respect to such indemnification matters compared to $15.0 million and $27.5 million in the years ended December 31, 2021 and December 31, 2020, respectively. Expenses incurred are included in “Other expense, net.”
Government Investigation
In June 2015, we were served with a subpoena from the Department of Veterans Affairs Office of the Inspector General (the “VA OIG”) seeking information related to the design, manufacture, testing, sale and promotion of MicroCool and other surgical gowns produced by the Company. In July 2015, we became aware that the VA OIG subpoena and an earlier VA OIG subpoena served on Kimberly-Clark requesting information about gown sales to the federal government were related to a United States Department of Justice (the “DOJ”) investigation. In May 2016, April 2017 and September 2018, we received additional subpoenas from the DOJ seeking further information related to the Company’s surgical gowns.
On July 6, 2021, we entered into a Deferred Prosecution Agreement (the “DPA”) with the DOJ that resolved their criminal investigation related to our MicroCool surgical gowns. Pursuant to the terms of the DPA, in July 2021 the Company made a payment of $22.2 million. We continue to comply with the terms of the DPA.
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
We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For any matters that are reasonably possible to result in loss and for which no possible loss or range of loss is disclosed in this Form 10-K, management has determined that it is unable to estimate the possible loss or range of loss because, in each case, at least the following facts applied: (a) the matter is at an early stage of the proceedings; (b) the damages are indeterminate, unspecified or determined to be immaterial; and (c) significant factual issues have yet to be resolved. At present, although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate resolution of any pending legal proceeding to which we are a party will not have a material adverse effect on our business, financial condition, results of operations or liquidity.
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
The calculation of basic and diluted EPS for each of the three years ended December 31, 2022, 2021 and 2020 is set forth in the following table (in millions, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$50.5	$6.3	$(29.0)

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.9	48.1	47.8
Dilutive effect of stock options and restricted share unit awards	0.4	0.5	—
Diluted weighted average shares outstanding	47.3	48.6	47.8

Earnings (Loss) Per Share:
Basic Earnings (Loss) Per Share	$1.08	$0.13	$(0.61)

Diluted Earnings (Loss) Per Share	$1.07	$0.13	$(0.61)
RSUs contain provisions allowing for the equivalent of any dividends paid on common stock during the restricted period to be reinvested into additional RSUs at the then fair market value of the common stock on the date dividends are paid. Such awards are to be included in the EPS calculation under the two-class method. Currently we do not anticipate any cash dividends for the foreseeable future and our outstanding RSU awards are not material in comparison to our weighted average shares outstanding. Accordingly, all EPS amounts reflect shares as if they were fully vested and the disclosures associated with the two-class method are not presented herein.
For the year ended December 31, 2022, 2.1 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 15.    Business and Products Information
We conduct our business in one operating and reportable segment that provides our medical device products to healthcare providers and patients globally with manufacturing facilities in the United States and Mexico.

We provide a portfolio of innovative product offerings focused on pain management and chronic care to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Chronic Care:
Digestive health	$340.4	$322.2	$294.1
Respiratory health	135.9	157.6	177.1
Total Chronic Care	476.3	479.8	471.2
Pain Management:
Acute pain	160.1	162.7	157.4
Interventional pain	183.6	102.1	86.2
Total Pain Management	343.7	264.8	243.6
Total Net Sales	$820.0	$744.6	$714.8

Chronic care is a portfolio of products that include the following:
•Digestive health products such as our MIC-KEY enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions. In the year ended December 31, 2022, our legacy enteral feeding tubes, which includes our MIC-KEY enteral feeding tubes accounted for more than 10% of our consolidated net sales. In the years ended December 31, 2021 and 2020, our legacy enteral feeding tubes and our Corpak feeding solutions each accounted for more than 10% of our consolidated net sales.
•Respiratory health products such as our closed airway suction systems and other airway management devices under the Ballard, Microcuff and Endoclear brands. In the years ended December 31, 2022, 2021 and 2020, our closed airway suction systems accounted for more than 10% of our consolidated net sales.
Pain management is a portfolio of non-opioid pain solutions including:
•Acute pain products such as ON-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems. In the year ended December 31, 2022, none of our acute pain products individually accounted for more than 10% of our consolidated net sales. In the years ended December 31, 2021 and 2020, our surgical pain products, which includes both On-Q and ambIT pumps, accounted for more than 10% of our consolidated net sales.
•Interventional pain solutions, which provide minimally invasive pain relief therapies, such as our COOLIEF pain therapy and OrthogenRx’s knee osteoarthritis pain relief injection products. In the years ended December 31, 2022, 2021 and 2020, products associated with our COOLIEF pain therapy accounted for more than 10% of our consolidated net sales.
Liabilities for estimated returns, rebates and incentives as of December 31, 2022 and 2021 are presented in the table below (in millions):

	As of December 31,
	2022	2021
Accrued rebates	$14.5	$14.3
Accrued incentives	12.4	10.2
Accrued rebates and incentives (See Note 1)	26.9	24.5
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$27.0	$24.6
__________________________________________________
(a)Accrued sales returns are included in “Other” in the accrued expenses table in “Supplemental Balance Sheet Information” in Note 4.
For the years ended December 31, 2022, 2021 and 2020, net sales to external customers in the United States were $560.7 million, $521.6 million and $481.6 million, respectively. Globally, two customers accounted for 10% or more of our consolidated net sales in the year ended December 31, 2022. Globally, three customers accounted for 10% or more of our consolidated net sales in the year ended December 31, 2021. Globally, two customers accounted for more than 10% of our consolidated net sales in the year ended December 31, 2020.
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
Property, plant and equipment held domestically and in foreign countries is as follows (in millions):

	As of December 31,
	2022	2021
Domestic	$94.5	$101.4
Foreign	69.4	66.7
Total Property, Plant and Equipment	$163.9	$168.1
Note 16.    Share Repurchase Program
On December 15, 2021, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. In connection with such repurchase program, we established a pre-arranged trading plan in accordance with Rule 10b5-1 of the Exchange Act (“Rule 10b5-1”) which permitted common stock to be repurchased over a twelve-month period. In the fourth quarter of 2021, we repurchased $10.7 million of our common stock and during the first quarter of 2022, we repurchased an additional $19.3 million of our common stock. As a result of such repurchases, no additional shares of common stock may be repurchased under this repurchase plan.
On May 16, 2022, the Board of Directors approved a new one-year program authorizing us to repurchase up to $25.0 million of our common stock. In connection with such repurchase program, we established a pre-arranged trading plan in accordance with Rule 10b5-1 which permitted common stock to be repurchased over a twelve-month period. As a result of repurchases made during the second and third quarters of 2022, no additional shares of common stock may be repurchased under this repurchase plan.
Purchases of common stock under the 10b5-1 trading plans for the years ended December 31, 2021 and December 31, 2022 are summarized in the table below:

	Shares Repurchased		Aggregate Purchase Price (in millions)	Average Price per Share	Amount Remaining in Program for Purchase (in millions)
	# of Shares	Program to Date
Fourth quarter of 2021	323,140	323,140	$10.7	$33.04	$19.3
First quarter of 2022	588,293	911,433	$19.3	$32.85	$—
Second quarter of 2022	522,162	522,162	$14.1	$27.00	$10.9
Third quarter of 2022	399,957	922,119	$10.9	$27.25	$—
In addition to the share repurchase program, we withheld 42,365 shares of common stock for $1.2 million in taxes associated with stock-based compensation transactions in the year ended December 31, 2022.

Note 17.    Subsequent Events
In January 2023, we initiated a three-year restructuring initiative pursuant to which we plan to: (i) combine our Chronic Care and Pain Management franchises into a single commercial organization focused on the Digestive Health and Orthopedic Pain & Recovery product categories; (ii) rationalize our product portfolio including certain low-margin, low-growth product categories, through targeted divestitures; (iii) undertake additional cost management activities to enhance the Company’s operating profitability; and (iv) pursue efficient capital allocation strategies, including through acquisitions that meet the Company’s strategic and financial criteria (the “Transformation Process”).
We expect to incur between $20.0 million and $25.0 million of cash expenses in connection with the Transformation Process, consisting of between $9.0 million and $12.0 million of program management consulting and employee retention expenses; between $8.0 million and $11.0 million of expenses associated with manufacturing and supply chain improvements and portfolio rationalization; and the remainder for expenses associated with organizational design and alignment and other related activities. These amounts include between $6.0 million and $8.0 million of employee severance and benefits costs.

We anticipate savings will total approximately $10.0 million in 2023. By 2025, we expect gross savings of between $45.0 million and $55.0 million, most of which will be achieved in 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Avanos Medical, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avanos Medical, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for U.S. inventory from the Last-In, First-Out (“LIFO”) method to the First-In, First Out (“FIFO”) method during the year ended December 31, 2022. The accounting change has been retrospectively applied to all periods presented in the financial statements.
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
Net Sales/Accrued Expenses- Refer to Notes 1 and 15 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company generally distributes its products through wholesale distributors, and in many case, discounts to the net selling prices are determined based on the contractual arrangements that the Company has with its end-user groups’ purchasing organizations. The Company’s contracts provide for variable consideration, including rebates. Sales are reported net of distributor rebates which are estimated based on the historical difference between list prices and average end user contract prices and the quantity of products expected to be sold to end-users. Total rebates due to customers that were not settled as of December 31, 2022 was $14.5 million and is included in accrued expenses as of December 31, 2022.
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
•We tested effectiveness of internal controls related to the accounting for rebates including those over the estimates of quantity of products to be sold to end-user customers and the difference in the product’s list price and the average end-user prices;
•We tested the accuracy and evaluated the relevance of the historical rebate data as an input to the estimated rebates by agreeing rebate rates to contractual arrangements;
•We conducted historical trend analysis of rebates paid as a percentage of gross sales;
•We performed a comparison of historical rebates paid compared to rebates recorded to evaluate management’s historical estimates;
•We evaluated whether the estimated rebates were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Atlanta, Georgia
February 21, 2023
We have served as the Company’s auditor since 2013.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer believe that, as of December 31, 2022, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. Management’s evaluation was based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avanos Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for U.S. inventory from the Last-In, First-Out (“LIFO”) method to the First-In, First Out (“FIFO”) method.
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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Atlanta, Georgia
February 21, 2023

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2023 Proxy Statement for the Annual Meeting of Stockholders (the “2022 Proxy Statement”) are incorporated in this Item 10 by reference:
•“The Nominees” under “Proposal 1. Election of Directors,” which identifies our directors and nominees for our Board of Directors.
•“Other Information—Delinquent Section 16(a) Reports.”
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
The names and ages of our executive officers as of February 21, 2023, together with certain biographical information, are as follows:

Name	Position
Joseph F. Woody	Chief Executive Officer
Michael C. Greiner	Senior Vice President, Chief Financial Officer and Chief Transformation Officer
Mojirade James	Senior Vice President, General Counsel and Secretary
Kerr W. Holbrook	Senior Vice President and Chief Commercial Officer
William D. Haydon	Senior Vice President and General Manager, Pain Management
Arjun R. Sarker	Senior Vice President, International
Sudhakar Varshney	Senior Vice President, Global Supply Chain and Procurement

Joseph F. Woody, age 57, was appointed as Chief Executive Officer on June 26, 2017. Mr. Woody has more than 20 years of experience in the healthcare sector. Prior to joining the Company, Mr. Woody served as Director, President and Chief Executive Officer of Acelity Holdings, Inc. (“Acelity”), a global advanced wound care and regenerative medicine company, from August 2015 until April 2017. Prior to that, Mr. Woody served as President and Chief Executive Officer for the combined organization of Kinetic Concepts, Inc. (“KCI”), LifeCell Corporation (“LifeCell”), and Systagenix Wound Management B.V., which became Acelity, from September 2013 until August 2015. Prior to that, Mr. Woody served in leadership roles at KCI and LifeCell from November 2011 until September 2013, having been promoted to President and Chief Executive Officer of KCI in January 2012 and interim Chief Executive Officer of LifeCell in April 2013. Previously, Mr. Woody served as global president of Vascular Therapies for Covidien plc, and global president for Smith & Nephew Advanced Wound Management, and he held other leadership positions at Alliance Imaging, Inc., Acuson and GE Medical Systems.
Michael C. Greiner, age 50, was appointed as Senior Vice President and Chief Financial Officer on January 1, 2020. In January 2023, Mr. Greiner assumed the additional role of Chief Transformation Officer. Mr. Greiner brings to Avanos more than 20 years of experience in corporate finance, accounting, treasury, and M&A strategy development and execution. From March 2016 through December 2019, he served as Executive Vice President and CFO for AngioDynamics, Inc., a publicly listed medical device company (NASDAQ: ANGO), where he played an integral role in transforming and optimizing its product portfolio through both internal development and M&A. Prior to that, Mr. Greiner was the CFO at Extreme Reach, Inc., a cloud-based enterprise platform for brand advertising, responsible for all finance and human resource operations. Earlier in his career, Mr. Greiner held several senior executive roles, including Senior Vice President corporate finance and Chief Accounting Officer at Cimpress N.V. (formerly known as Vistaprint N.V.), global controller for GE’s Water and Processing Technologies division, as well as leadership roles at Bausch & Lomb and Wyeth.
Mojirade James, age 56, was appointed as Senior Vice President, General Counsel and Secretary in July 2021. Ms. James has more than 25 years of diversified legal experience, including vast experience supporting the development and commercialization of innovative drugs, biologics and vaccines. From September 2018 to June 2021, Ms. James held senior management positions, including Executive Vice President, Chief Legal and Compliance Officer, of Tmunity Therapeutics, a biotherapeutics company. Prior to that, from February 2012 to September 2017, she held senior management positions, including Senior Vice President, General Counsel and Corporate Secretary, of Iroko Pharmaceuticals, a global specialty pharmaceutical company. Her experience also includes working as an attorney at Wyeth and Pfizer and at the law firm Shearman & Sterling.
Kerr W. Holbrook, age 56, was appointed as Senior Vice President and Chief Commercial Officer in January 2023. From May 2019 until January 2023, he served as the Company’s Senior Vice President and General Manager, Chronic Care. Mr. Holbrook has more than 25 years of experience in the medical device, pharmaceutical and biotechnology industries. From March 2015 to November 2018, Mr. Holbrook served as Chief Commercial Officer for AlloSource, a biologics and regenerative medicine business focused on the spine, sports and orthopedics markets. Prior to AlloSource, Mr. Holbrook held executive positions, including Group Vice President, Strategy, Portfolio Management & Business Development, with Covidien, now part of Medtronic’s minimally invasive therapies group. Mr. Holbrook started his career with Eli Lilly & Company and subsequently led marketing and business development functions for McKesson Corporation.
William D. Haydon, age 56, was appointed as Senior Vice President and General Manager, Pain Franchise on August 31, 2020. Mr. Haydon has over 25 years of experience in finance, global marketing, and strategic business development. From November 2015 through March 2019, he held senior positions with Cantel Medical, including Senior Vice President and General Manager. While at Cantel Medical, he played an integral role in restructuring that company’s sales organization and in global strategic planning. Prior to that, Mr. Haydon held leadership positions in several medical device and medical technology companies including Bayer Healthcare, AGA Medical Corporation, ev3, Inc. and Boston Scientific Corporation. On January 11, 2023, the Company announced that the position of Senior Vice President and General Manager, Pain Franchise will be eliminated. Under a Severance and Separation Agreement dated January 10, 20223, Mr. Haydon’s employment with the Company will terminate effective March 31, 2023.
Arjun R. Sarker, age 57, was appointed as Senior Vice President - International as of April 2, 2018. Mr. Sarker joined the Company in January 2017 as Vice President and General Manager of the Company’s Asia-Pacific business. Prior to joining the Company, he held various leadership roles in general management and finance at Medtronic/Covidien from 2007 to 2017. Prior to that, he worked at Honeywell in its specialty materials portfolio, at a British distribution group and at a public accounting firm. He is a former member of the advisory board of CFO Asia magazine, a regular panelist at Economist CFO roundtables and was co-chairman of the Medical Devices committee in AMCHAM India. On February 14, 2023, Mr. Sarker notified the Company that he will resign from his position as Senior Vice President – International, effective May 10, 2023. Mr. Sarker will remain an employee of the Company through May 10, 2023.
Sudhakar Varshney, age 46, was appointed as Senior Vice President, Global Supply Chain and Procurement in November 2022. Mr. Varshney has more than 20 years of experience in supply chain management, manufacturing, operational excellence and quality improvement. From November 2020 to November 2022, he served as Senior Vice President, Global Operations at Antylia Scientific, a diversified bioprocessing and life sciences company. From September 2016 to October 2020, Mr. Varshney served as Vice President, Global Operations of Hach Company, a manufacturer of analytical instruments and reagents used to test the quality of water and other liquids. Prior thereto, he held management positions with Haemonetics Corporation, Covidien LP and Ford Motor Company.
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of the 2023 Proxy Statement captioned “Compensation Discussion and Analysis,” “Compensation Tables,” “Director Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the section of the 2023 Proxy Statement captioned “Other Information—Security Ownership Information” is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in thousands) (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders(1)	2,377(2)	$39.11	975
(1)    Includes (i) the Halyard Health, Inc. Equity Participation Plan, effective November 1, 2014 (the “2014 Plan”), (ii) the Avanos Medical, Inc. 2021 Long Term Incentive Plan, effective April 29, 2021 (together with the 2014 Plan, the “Employee Plans”), and (iii) the Halyard Health, Inc. Outside Directors’ Compensation Plan, effective November 1, 2014 (the “Director Plan”).

(2)    Includes 862 restricted share units granted under the Employee Plans (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares issued may vary, depending on actual performance). Upon vesting, a share of Avanos common stock is issued for each restricted share unit. Column (a) also includes 170 restricted share units granted under the Director Plan. Under the Director Plan, upon retirement from, or any other termination of service from the Board, a share of Avanos common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price.
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of the 2023 Proxy Statement captioned “Other Information—Transactions with Related Persons” and “Corporate Governance—Director Independence” is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the sections of the 2023 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Auditors” is incorporated in this Item 14 by reference.
Deloitte & Touche LLP issued its audit report on the consolidated financial statements from Atlanta, Georgia. Deloitte & Touche LLP’s PCAOB ID number is 34.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
1.Financial statements.
The financial statements are set forth under Item 8 of this Form 10-K.
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
4.4
Credit Agreement dated June 24, 2022 by and among Avanos Medical, Inc., the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPM”) as administrative agent, MUFG Bank, Ltd. (“MFUG”), PNC Bank, National Association (“PNC”) and U.S. Bank National Association (“U.S. Bank”) as co-syndication agents, and JPM, MUFG, PNC and U.S. Bank as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 4.3 of our Quarterly Report on Form 10-Q filed on August 9, 2022

10.1	Deferred Prosecution Agreement dated July 6, 2021, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 9, 2021
*10.2	Employment Offer Letter dated June 20, 2017 for Joseph Woody, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2017
*10.3	Employment Offer Letter dated March 22, 2018 for Arjun Sarker, incorporated by reference to Exhibit 10.1(a) to our Quarterly Report on Form 10-Q filed on May 2, 2018
*10.4	Employment Offer Letter dated December 12, 2019 for Michael Greiner, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2019
*10.5	Employment Offer Letter dated July 21, 2010 for William Haydon, incorporated by reference to Exhibit 10.1(a) to our Quarterly Report on Form 10-Q filed on November 3, 2020
*10.6	Employment Offer Letter dated May 21, 2021 for Mojirade James, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 3. 2021

Exhibit Number	Description
*10.7	Halyard Health, Inc. Equity Participation Plan, effective as of November 1, 2014, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on November 4, 2014
*10.8	Form of Award Agreement related to Halyard Health, Inc. Equity Participation Plan, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on November 4, 2014
*10.9	Form of Award Agreements, as amended, related to Halyard Health, Inc. Equity Participation Plan, incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on February 19, 2021
*10.10	Halyard Health, Inc. Outside Directors’ Compensation Plan, effective as of November 1, 2014, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on November 4, 2014
*10.11
Form of Terms and Conditions of Awards under the Halyard Health, Inc. Outside Directors’ Compensation Plan, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on November 4, 2014

*10.12	Halyard Health, Inc. Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 31, 2017
*10.13	Halyard Health, Inc. Amended and Restated Severance Pay Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 31, 2017
*10.14	Avanos Medical, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on August 7, 2019
*10.15	Avanos Medical, Inc. 2021 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on July 19, 2021
*10.16	Form of Award Agreements related to the Avanos Medical, Inc. 2021 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 3, 2021
*10.17	Avanos Medical, Inc. Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q filed on August 9, 2022
*10.18
Retention Incentive Agreement dated May 20, 2022 by and between Avanos Medical, Inc. and David E. Ball, incorporated by reference to Exhibit 10.18 of our Quarterly Report on Form 10-Q filed on August 9, 2022

*10.19	Employment Offer Letter dated October 6, 2022 for Sudhakar Varshney, filed herewith
*10.20	Amendment to Employment Offer Letter dated November 15, 2022 for Mojirade James, filed herewith
*10.21	Amendment to Employment Offer Letter dated November 10, 2022 for Arjun Sarker, filed herewith
21	Subsidiaries of the Corporation, filed herewith.
23	Consent of Independent Registered Public Accounting Firm, filed herewith.
24	Powers of Attorney, filed herewith.
31(a)	Section 302 CEO Certification, filed herewith.
31(b)	Section 302 CFO Certification, filed herewith.
32(a)	Section 906 CEO Certification, furnished herewith.
32(b)	Section 906 CFO Certification, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Management contracts, compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANOS MEDICAL, INC.

February 21, 2023	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President,
Chief Financial Officer and Chief Transformation Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph F. Woody	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023
Joseph F. Woody

/s/ Michael C. Greiner	Senior Vice President, Chief Financial Officer and Chief Transformation Officer (Principal Financial Officer)	February 21, 2023
Michael C. Greiner

/s/ John J. Hurley	Controller (Principal Accounting Officer)	February 21, 2023
John J. Hurley

Directors

Gary D. Blackford
John P. Byrnes
Patrick J. O’Leary
Dr. Julie Shimer

By:	/s/ Mojirade James	February 21, 2023
Mojirade James Attorney-in-Fact

