Form 10-Q
period 2023-03-31
AVANOS MEDICAL, INC.
filed 2023-05-03
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Yes  ☐    No  ☒
As of April 26, 2023, there were 46,666,812 shares of the registrant’s common stock outstanding.

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
•our ability to realize the intended benefits of our acquisition or merger transactions;
•changes in asset valuations, including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons; and
•any other matters described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) and Part II, Item 1A - “Risk Factors” in this Form 10-Q.
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

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net Sales	$191.7	$197.4
Cost of products sold	87.2	90.8
Gross Profit	104.5	106.6
Research and development	7.9	7.8
Selling and general expenses	92.7	90.1
Other expense, net	1.3	0.1
Operating Income	2.6	8.6
Interest income	0.5	—
Interest expense	(3.5)	(1.3)
(Loss) Income Before Income Taxes	(0.4)	7.3
Income tax provision	(0.1)	(1.9)
Net (Loss) Income	$(0.5)	$5.4

(Loss) Earnings Per Share
Basic	$(0.01)	$0.11
Diluted	$(0.01)	$0.11

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net (Loss) Income	$(0.5)	$5.4
Other Comprehensive Income, Net of Tax
Unrealized currency translation adjustments	4.5	1.7
Total Other Comprehensive Income, Net of Tax	4.5	1.7
Comprehensive Income	$4.0	$7.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$95.7	$127.7
Accounts receivable, net of allowances	142.7	167.9
Inventories	200.0	190.3
Prepaid and other current assets	15.4	13.9
Total Current Assets	453.8	499.8
Property, Plant and Equipment, net	163.5	163.9
Operating Lease Right-of-Use Assets	28.3	30.6
Goodwill	821.5	819.4
Other Intangible Assets, net	244.7	251.0
Deferred Tax Assets	4.5	4.6
Other Assets	18.6	17.6
TOTAL ASSETS	$1,734.9	$1,786.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	6.2	6.2
Current portion of operating lease liabilities	12.1	12.8
Trade accounts payable	59.6	67.9
Accrued expenses	80.6	98.9
Total Current Liabilities	158.5	185.8
Long-Term Debt	204.7	226.3
Operating Lease Liabilities	32.4	34.7
Deferred Tax Liabilities	25.1	25.4
Other Long-Term Liabilities	15.5	23.5
Total Liabilities	436.2	495.7

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,660,199 outstanding as of March 31, 2023 and 46,528,907 outstanding as of December 31, 2022	0.5	0.5
Additional paid-in capital	1,651.0	1,646.4
Accumulated deficit	(253.6)	(253.1)
Treasury stock	(67.9)	(66.8)
Accumulated other comprehensive loss	(31.3)	(35.8)
Total Stockholders’ Equity	1,298.7	1,291.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,734.9	$1,786.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Common Stock	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,646.4	1,628.8
Exercise or redemption of share-based awards	0.6	0.7
Stock-based compensation expense	4.0	3.8
Additional Paid-in Capital, end of period	1,651.0	1,633.3
Accumulated Deficit, beginning of period	(253.1)	(303.6)
Net (loss) income	(0.5)	5.4
Accumulated Deficit, end of period	(253.6)	(298.2)
Treasury Stock, beginning of period	(66.8)	(21.3)
Purchases of treasury stock	(1.1)	(19.4)
Treasury Stock, end of period	(67.9)	(40.7)
Accumulated Other Comprehensive Loss, beginning of period	(35.8)	(33.8)
Other comprehensive income, net of tax	4.5	1.7
Accumulated Other Comprehensive Loss, end of period	(31.3)	(32.1)
Total Stockholders’ Equity, end of period	$1,298.7	$1,262.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net (loss) income	$(0.5)	$5.4
Depreciation and amortization	12.1	11.1
Stock-based compensation expense	4.0	3.8
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	26.2	(15.7)
Inventories	(8.6)	(3.9)
Prepaid expenses and other assets	(1.5)	0.1
Accounts payable	(7.9)	30.2
Accrued expenses	(27.5)	(28.8)
Deferred income taxes and other	(3.1)	(0.4)
Cash (Used in) Provided by Operating Activities	(6.8)	1.8
Investing Activities
Capital expenditures	(4.0)	(5.0)
Acquisition of assets and investments in businesses	—	(116.7)
Cash Used in Investing Activities	(4.0)	(121.7)
Financing Activities
Proceeds from issuance of secured debt	—	125.0
Secured debt repayments	(1.6)	—
Revolving credit facility proceeds	—	20.0
Revolving credit facility repayments	(20.0)	(20.0)
Purchases of treasury stock	(1.1)	(19.4)
Payments of debt issuance costs	—	(0.6)
Proceeds from the exercise of stock options	0.6	0.7
Cash (Used in) Provided by Financing Activities	(22.1)	105.7
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.9	—
Decrease in Cash and Cash Equivalents	(32.0)	(14.2)
Cash and Cash Equivalents - Beginning of Period	127.7	118.5
Cash and Cash Equivalents - End of Period	$95.7	$104.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Accounting Policies
Background and Basis of Presentation
Avanos Medical, Inc. is a medical technology company focused on delivering clinically superior medical device solutions that will help patients get back to the things that matter. Headquartered in Alpharetta, Georgia, we are committed to addressing some of today’s most important healthcare needs, including providing a vital lifeline for nutrition to patients from hospital to home, and reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market our recognized brands globally and hold leading market positions in multiple categories across our portfolio. References herein to “Avanos,” “the Company,” “we,” “our” and “us” refer to Avanos Medical, Inc. and its consolidated subsidiaries.
Interim Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and the condensed consolidated financial statements in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. Our unaudited interim condensed consolidated financial statements contain all necessary material adjustments, which are of a normal and recurring nature, to fairly state our financial condition, results of operations and cash flows for the periods presented.
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
Recently Adopted Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-06, Reference Rate Reform. This ASU was prompted by the planned cessation of the London Interbank Offer Rate (“LIBOR”). This ASU applies to contract modifications that replace a reference rate and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Under this ASU, modifications to debt agreements may be accounted for by prospectively adjusting the effective interest rate. This ASU is effective as of issuance on December 21, 2022 and defers the sunset date of Topic 848, Reference Rate Reform from December 31, 2022 to December 31, 2024. This ASU may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We adopted this guidance in the fourth quarter of 2021. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
Effective January 1, 2023, we adopted ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU pertains to acquired revenue contracts with customers in a business combination and addresses diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
Change in Accounting Principle
During the third quarter of 2022, we elected to change our method of accounting for U.S. inventory from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. The effects of the change in accounting method from LIFO to FIFO have been retrospectively applied to all periods presented in all sections of this Form 10-Q, including Management's Discussion and Analysis. This change has no impact on our results herein for the three months ended March 31, 2023.

Note 2.    Restructuring Activities
Transformation Process
In January 2023, we initiated a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies (the “Transformation Process”). We expect the Transformation Process will be substantially complete by the end of 2025.
We expect to incur between $20.0 million and $25.0 million of cash expenses in connection with the Transformation Process, consisting of between $9.0 million and $12.0 million of program management consulting and employee retention expenses; between $8.0 million and $11.0 million of expenses associated with manufacturing and supply chain improvements and portfolio rationalization; and the remainder for expenses associated with organization design and alignment and other related activities. These amounts include between $6.0 million and $8.0 million of employee severance and benefits costs.
In the three months ended March 31, 2023, we incurred $8.9 million primarily related to program management consulting and employee retention expenses and employee severance and benefits costs in connection with the Transformation Process. These costs were included in “Selling and general expenses” in the accompanying condensed consolidated income statements.
Restructuring Liability
Our liability for costs associated with the Transformation Process as of March 31, 2023 is summarized below (in millions):

As of March 31, 2023
Beginning balance	$—
Restructuring and transformation costs, excluding non-cash charges	8.9
Payments and adjustments, net	(6.5)
Ending balance	$2.4

Note 3.    Business Acquisition
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), which is focused on the development and commercialization of treatments for knee pain caused by osteoarthritis and has been added to our chronic pain portfolio. The total purchase price was $130.0 million at closing less working capital adjustments. The agreement allowed for up to an additional $30.0 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023, of which we paid $10.6 million based on OrthogenRx’s 2022 net sales. The purchase price was funded by available cash on hand and the proceeds of borrowings, including an incremental $125.0 million tranche of term loans. The accompanying condensed consolidated income statements include $14.7 million of net sales from OrthogenRx since the closing of the acquisition for the three months ended March 31, 2022. In the three months ended March 31, 2023, we incurred $1.5 million of costs in connection with the OrthogenRx acquisition, which are included in “Selling and general expenses” and “Other expense, net”. In the three months ended March 31, 2022, we incurred $1.0 million of costs in connection with the OrthogenRx acquisition, which are included in “Selling and general expenses”.

We accounted for the OrthogenRx acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price paid was allocated to the underlying net assets in proportion to their respective fair values. The fair value of the net assets acquired are based on estimates and assumptions relating to certain intangible assets acquired, liabilities assumed, income taxes and loss contingencies, which are subject to change during the measurement period (up to one year from the acquisition date). Any excess of the purchase price over the estimated fair values was recorded as goodwill. Fair values of assets acquired and liabilities assumed were determined using discounted cash flow analyses, and the fair value of the contingent cash consideration was estimated using a Monte Carlo simulation. The final purchase price allocation, net of cash acquired, is shown in the table below (in millions):

Accounts receivable, net	$11.6
Inventory	2.8
Other current assets	0.4
Accounts payable	(5.4)
Other current liabilities	(13.0)
Contingent consideration	(9.2)
Other non-current assets (liabilities)	(5.7)
Deferred tax liability	(22.1)
Identifiable intangible assets	135.6
Goodwill	21.1
Total	$116.1
Current period adjustments include an increase of $0.1 million in certain indemnification liabilities acquired, a decrease of $0.4 million in the estimated deferred tax liability and a decrease in accounts receivable of $2.1 million which were recorded as a $1.8 million increase to goodwill.
Goodwill arising from the OrthogenRx acquisition is not fully tax deductible and is attributable to future earnings potential and the strategic fit within our interventional pain portfolio as it allows for providing a greater continuum of care for patients.
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

Note 4.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	March 31, 2023	December 31, 2022
Accounts receivable	$137.4	$162.1
Income tax receivable	11.7	12.2
Allowances and doubtful accounts:
Doubtful accounts	(6.1)	(6.1)
Sales discounts	(0.3)	(0.3)
Accounts receivable, net	$142.7	$167.9
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. The expense associated with doubtful accounts was $0.2 million for the three months ended March 31, 2023, compared to $0.3 million for the three months ended March 31, 2022.
Inventories
Inventories at the lower of cost (determined on the FIFO method) or net realizable value consists of the following (in millions):

	March 31, 2023	December 31, 2022
Raw materials	$57.0	$53.6
Work in process	31.2	31.2
Finished goods	103.4	97.7
Supplies and other	8.4	7.8
Total Inventory	$200.0	$190.3
We incurred $2.0 million of expense for inventory write-offs and obsolescence in the three months ended March 31, 2023, compared to $4.4 million in the three months ended March 31, 2022.
We may distribute products bearing the Halyard brand through 2023 under a royalty agreement we have with Owens & Minor, Inc. As of March 31, 2023, our inventory reserve balance for salable Halyard-branded inventory was $1.6 million.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	March 31, 2023	December 31, 2022
Land	$1.3	$1.1
Buildings and leasehold improvements	52.5	50.8
Machinery and equipment	245.0	239.1
Construction in progress	26.6	27.9
	325.4	318.9
Less accumulated depreciation	(161.9)	(155.0)
Total	$163.5	$163.9
Depreciation expense was $5.8 million for the three months ended March 31, 2023, compared to $5.4 million for the three months ended March 31, 2022.

Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2022	$819.4
Purchase accounting adjustment(a)	1.8
Currency translation adjustment	0.3
Balance, March 31, 2023	$821.5
_____________________________________________
(a)Purchase accounting adjustment related to the acquisition of OrthogenRx is described in Note 3, “Business Acquisition”

Intangible assets subject to amortization consist of the following (in millions):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$92.5	$(67.9)	$24.6	$92.5	$(67.2)	$25.3
Patents and acquired technologies	278.8	(197.7)	81.1	278.8	(195.3)	83.5
Other	187.6	(48.6)	139.0	187.6	(45.4)	142.2
Total	$558.9	$(314.2)	$244.7	$558.9	$(307.9)	$251.0
Amortization expense for intangible assets is included in “Costs of products sold” and “Selling and general expenses” and was $6.3 million for the three months ended March 31, 2023, compared to $5.7 million for the three months ended March 31, 2022.
Amortization expense for the remainder of 2023 and the following four years and thereafter is estimated as follows (in millions):

Amount
Remainder of 2023	$19.0
2024	25.3
2025	24.7
2026	24.3
2027	24.1
Thereafter	127.3
Total	$244.7

Accrued Expenses
Accrued expenses consist of the following (in millions):

	March 31, 2023	December 31, 2022
Accrued rebates and customer incentives	$18.8	$26.9
Accrued salaries and wages	21.8	34.6
Accrued taxes and other	20.8	21.2
Other	19.2	16.2
Total	$80.6	$98.9

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	March 31, 2023	December 31, 2022
Accrued compensation and benefits	$5.4	$4.8
Other	10.1	18.7
Total	$15.5	$23.5

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		March 31, 2023		December 31, 2022
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$95.7	$95.7	$127.7	$127.7
Liabilities
Revolving Credit Facility	2	$90.0	$90.0	$110.0	$110.0
Term Loan Facility	2	120.9	120.9	122.5	122.5
Contingent consideration related to acquisition	3	—	—	9.2	9.2
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of amounts borrowed under our Revolving Credit Facility and Term Loan Facility approximates carrying value because borrowings are subject to a variable rate as described in Note 6, “Debt”.

Note 6.     Debt
As of March 31, 2023 and December 31, 2022, our respective debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturity	March 31, 2023	December 31, 2022
Revolving Credit Facility	6.32%	2027	$90.0	$110.0
Term Loan Facility	6.32%	2027	121.8	123.4
			211.8	233.4
Unamortized debt issuance costs			(0.9)	(0.9)
Current portion of long-term debt			(6.2)	(6.2)
Total Long-Term Debt, net			$204.7	$226.3

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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 6.5% as of March 31, 2023.
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of March 31, 2023, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis. We are permitted to prepay all or a portion of the Term Loan Facility and the Revolving Credit Facility at any time without premium or penalty.
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
During the three months ended March 31, 2023, we repaid $1.6 million of the Term Loan Facility. During the three months ended March 31, 2023, we repaid $20.0 million of the Revolving Credit Facility. As of March 31, 2023, we had letters of credit outstanding of $6.2 million.
As of March 31, 2023, the aggregate amounts of long-term debt that will mature during each of the next four years are as follows (in millions):

Amount
Remainder of 2023	$4.7
2024	7.0
2025	9.4
2026	10.2
2027	180.5
Total	$211.8

Note 7.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Currency Translation	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(36.1)	$0.3	$(35.8)
Other comprehensive income	4.5	—	4.5
Balance, March 31, 2023	$(31.6)	$0.3	$(31.3)
The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Unrealized currency translation	$4.5	$1.7
Change in AOCI	$4.5	$1.7

Note 8.     Stock-Based Compensation
Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Sales and general expenses.” Stock-based compensation expense for the three months ended March 31, 2023 and 2022 is shown in the table below (in millions):

	Three Months Ended March 31,
	2023	2022
Stock options	$0.2	$0.4
Time-based restricted share units	2.9	2.6
Performance-based restricted share units	0.8	0.7
Employee stock purchase plan	0.1	0.1
Total stock-based compensation	$4.0	$3.8

Note 9.    Commitments and Contingencies
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
The calculation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(0.5)	$5.4

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.6	47.4
Dilutive effect of stock options and restricted share unit awards	0.6	0.4
Diluted weighted average shares outstanding	47.2	47.8
(Loss) Earnings Per Share
Basic	$(0.01)	$0.11
Diluted	$(0.01)	$0.11
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

For the three months ended March 31, 2023, 1.8 million of potentially dilutive stock options and RSU awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

Note 11.    Business and Products Information
We conduct our business in one operating and reportable segment that provides our medical device products to healthcare providers and patients globally with manufacturing facilities in the United States and Mexico.
Avanos develops, manufactures and markets its recognized brands globally and holds leading market positions in multiple categories across its portfolio. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Chronic Care:
Digestive health	$88.8	$81.4
Respiratory health	32.4	38.0
Total Chronic Care	121.2	119.4
Pain Management:
Acute pain	$34.7	$38.7
Interventional pain	35.8	39.3
Total Pain Management	70.5	78.0
Total Net Sales	$191.7	$197.4
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
Liabilities for estimated returns, rebates and incentives are presented in the table below (in millions):

	March 31, 2023	December 31, 2022
Accrued rebates	$9.6	$14.5
Accrued customer incentives	9.2	12.4
Accrued rebates and customer incentives	18.8	26.9
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$18.9	$27.0
__________________________________________________
(a)Accrued sales returns are included in “Other” in the accrued expenses table in Note 4, “Supplemental Balance Sheet Information”.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. This MD&A contains forward-looking statements. Refer to “Information Concerning Forward-Looking Statements” at the beginning of this Form 10-Q for an explanation of these types of statements.
The following will be discussed and analyzed:
•Restructuring Activities;
•Results of Operations and Related Information;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Use of Estimates.
Restructuring Activities
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
By 2025, we expect total gross savings of between $45.0 million and $55.0 million compared to 2022, most of which will be achieved in 2024. We expect the Transformation Process will be substantially complete by the end of 2025.
We expect to incur between $20.0 million and $25.0 million of cash expenses in connection with the Transformation Process, consisting of between $9.0 million and $12.0 million of program management consulting and employee retention expenses, between $8.0 million and $11.0 million of expenses associated with manufacturing and supply chain improvements and portfolio rationalization; and the remainder for expenses associated with organization design and alignment and other related activities. These amounts include between $6.0 million and $8.0 million of employee severance and benefits costs. The accompanying condensed consolidated income statements for the three months ended March 31, 2023 includes $8.9 million of costs incurred in connection with the Transformation Process in “Selling and general expenses.”
Results of Operations and Related Information
Use of Non-GAAP Measures
In this section, we present “Adjusted operating profit (loss),” which is a profitability measure that is not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and is therefore referred to as non-GAAP financial measure. We provide this non-GAAP measure because we use it to measure our operational performance and provide greater insight into our ongoing business operations. This measure is not intended to be, and should not be, considered separately from, or an alternative to, the most directly comparable GAAP financial measures. A reconciliation of the non-GAAP measure to the most directly comparable GAAP financial measures is provided below under “Adjusted operating profit.”
Change in Accounting Principle
During the third quarter of 2022, we changed our method of accounting for certain inventory from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. The effects of the change in accounting method from LIFO to FIFO have been retrospectively applied to all periods presented in all sections of this Form 10-Q, including Management's Discussion and Analysis. Refer to Note 1, “Accounting Policies” in Item 1 of this Form 10-Q for further information related to the change in accounting principle. This change has no impact on our results herein for the three months ended March 31, 2023.

Net Sales
Our net sales are summarized in the following table for the three months ended March 31, 2023 and 2022 (in millions):

			Three Months Ended March 31,
			2023	2022	Change
Chronic Care:
Digestive health			$88.8	$81.4	9.1%
Respiratory health			32.4	38.0	(14.7)%
Total Chronic Care			121.2	$119.4	1.5%
Pain Management:
Acute pain			$34.7	$38.7	(10.3)%
Interventional pain			35.8	39.3	(8.9)%
Total Pain Management			70.5	78.0	(9.6)%
Total Net Sales			$191.7	$197.4	(2.9)%

	Total	Volume	Pricing/Mix	Currency	Other
Net sales - percentage change 2023 vs. 2022	(2.9)%	(2.8)%	1.0%	(1.1)%	—%

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
Net Sales
Net sales decreased by 2.9% for the three months ended March 31, 2023 compared to the quarter ended March 31, 2022, primarily due to lower volume in pain management products and respiratory health products, partially offset by higher volume in digestive health products. In addition to volume, 1.0% of favorable pricing was offset by 1.1% of unfavorable foreign currency translation effects.
Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Three Months Ended March 31,
	2023	2022	Change
North America	$154.8	$157.7	(1.8)%
Europe, Middle East and Africa	21.3	23.3	(8.6)
Asia Pacific and Latin America	15.6	16.4	(4.9)
Total net sales	$191.7	$197.4	(2.9)%

Gross Profit (in millions)

	Three Months Ended March 31,
	2023	2022
Net sales	$191.7	$197.4
Cost of products sold	87.2	90.8
Gross profit	104.5	106.6
Gross profit margin	54.5%	54.0%
Gross profit margin improved from 54.0% to 54.5% due to manufacturing efficiencies and improvements in the overall supply chain environment.
Research and Development (in millions)

	Three Months Ended March 31,
	2023	2022
Research and development	$7.9	$7.8
Percentage of net sales	4.1%	4.0%
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. Research and development has historically ranged between 4% and 6% of net sales.
Selling and General Expenses (in millions)

	Three Months Ended March 31,
	2023	2022
Selling and general expenses	$92.7	$90.1
Percentage of net sales	48.4%	45.6%
Selling and general expenses increased to $92.7 million for the three months ended March 31, 2023 compared to the prior year period, driven by expenses associated with our ongoing Transformation Process.
Other Expense, net (in millions)

	Three Months Ended March 31,
	2023	2022
Other expense, net	$1.3	$0.1
Percentage of net sales	0.7%	0.1%
Other expense, net increased to $1.3 million for the three months ended March 31, 2023 compared to the prior year period driven by acquisition and integration costs.
Operating Profit (in millions)

	Three Months Ended March 31,
	2023	2022
Operating profit	$2.6	$8.6
Operating profit margin	1.4%	4.4%
The items previously described drove operating profit to $2.6 million for the three months ended March 31, 2023, compared to $8.6 million for the three months ended March 31, 2022.

Adjusted Operating Profit
A reconciliation of adjusted operating profit (loss), a non-GAAP measure, to operating profit (loss) is provided in the table below (in millions):

	Three Months Ended March 31,
	2023	2022
Operating profit, as reported (GAAP)	$2.6	$8.6
Acquisition and integration-related charges	1.5	1.7
Restructuring and transformation charges	8.9	—
EU MDR Compliance	1.1	1.6
Intangibles amortization	6.3	5.7
Adjusted operating profit (non-GAAP)	$20.4	$17.6
The items noted in the table above are described below:
Acquisition and integration-related charges: Acquisition and integration-related charges were $1.5 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. Expenses in both the three months ended March 31, 2023 and 2022 were related to the acquisition of OrthogenRx.
Restructuring and transformation charges: In January 2023, we initiated the Transformation Process, a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies. In the three months ended March 31, 2023, we incurred $8.9 million of expenses related to the Transformation Process which consisted of costs associated with program management consulting and employee retention expenses and employee severance and benefits costs.
EU MDR Compliance: The European Union Medical Device Regulation (the “EU MDR”) became effective in 2021 and brings significant new requirements for many of our medical devices. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We incurred $1.1 million and $1.6 million of costs related to EU MDR compliance in the three months ended March 31, 2023 and 2022. We expect the activities resulting in incremental costs associated with our initial compliance with the EU MDR will continue into 2024.
Intangibles amortization: Intangibles amortization is related primarily to intangibles acquired in business acquisitions and was $6.3 million and $5.7 million for the three months ended March 31, 2023 and 2022, respectively. The increase in amortization is due to incremental amortization of intangibles acquired with OrthogenRx early last year.

Interest Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our revolving credit facility net of interest capitalized on long-term capital projects. See Note 6, “Debt” in Item 1 of this Form 10-Q. Interest expense was $3.5 million for the three months ended March 31, 2023, compared to $1.3 million, in the comparable period last year. Our outstanding debt balances, net of unamortized discounts, were $210.9 million and $232.5 million as of March 31, 2023 and December 31, 2022, respectively.

Income Taxes
The income tax provision was $0.1 million in the three months ended March 31, 2023, compared to $1.9 million in the three months ended March 31, 2022. Our effective tax rate was 25.0% and 26.0% in the three months ended March 31, 2023 and 2022, respectively.
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
As of March 31, 2023, $47.9 million of our $95.7 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and cash equivalents decreased by $32.0 million to $95.7 million as of March 31, 2023, compared to $127.7 million as of December 31, 2022. The decrease was primarily driven by $6.8 million of cash used in operating activities, payments of $20.0 million on our revolving credit facility and $1.6 million on our term loan, and $4.0 million of capital expenditures.
During the three months ended March 31, 2022, cash and cash equivalents decreased by $14.2 million to $104.3 million as of March 31, 2022. The decrease was primarily driven by $116.7 million used to purchase OrthogenRx and $19.4 million used to repurchase shares of our common stock, partially offset by $1.8 million provided by operating activities and $125.0 million in proceeds received from the issuance of incremental long-term debt.
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
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of March 31, 2023, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis.
See Note 6, “Debt” in Item 1 of this Form 10-Q for further details regarding our debt agreements.

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared by applying certain accounting policies. See Note 1, “Accounting Policies” in Item 8, “Financial Statements and Supplementary Data” in the Form 10-K, which describes our most significant accounting policies. In addition, our critical accounting policies and estimates are presented under the caption “Critical Accounting Policies and Use of Estimates” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K. Certain of these policies require management to make estimates or assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies. See Note 1, “Accounting Policies” in Item 1 of this Form 10-Q for updates to our critical accounting policies and a discussion of recent accounting pronouncements. In the three months ended March 31, 2023, there were no significant changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.

Item 4.    Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors
There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” of the Form 10-K, except as follows:
Recent events in the banking industry and the associated macroeconomic impacts may have a material adverse effect on our business operations, financial condition, results of operations and cash flows.
The recent financial conditions affecting the banking system and financial markets and the potential threats to the solvency of commercial banks, investment banks and other financial institutions may have an adverse effect on our operations and the operations of companies with which we do business or in which we hold a minority stake. There can be no assurance that the actions taken by the Federal Reserve, the Treasury Department and the Federal Deposit Insurance Corporation in response to recent bank solvency concerns will achieve the purpose of stabilizing the financial markets, restoring consumer confidence, or have other intended effects. Concerns about the stability of financial markets and the solvency of lenders may cause further negative effects across the banking system and may cause the costs of obtaining financing from the credit markets to increase, which may limit our ability to secure adequate financing in the future or have other negative effects on our business operations, financial condition, results of operations and cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
None

Item 6.     Exhibits

(a)Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 6, 2020
3.2	Sixth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 6, 2020
*10.22	Severance and Separation Agreement dated January 10, 2023 by and between Avanos Medical, Inc. and William D. Haydon, filed herewith
*10.23	Avanos Medical, Inc. Amended and Restated Executive Severance Plan, filed herewith
31(a)	Section 302 CEO Certification, filed herewith
31(b)	Section 302 CFO Certification, filed herewith
32(a)**	Section 906 CEO Certification, furnished herewith
32(b)**	Section 906 CFO Certification, furnished herewith
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contracts, compensatory plans or arrangements.
** The certifications attached as Exhibit 32(a) and 32(b) that accompany this Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Avanos Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANOS MEDICAL, INC.
(Registrant)

May 3, 2023	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President,
Chief Financial Officer and Chief Transformation Officer
(Principal Financial Officer)

May 3, 2023	By:	/s/ John J. Hurley
John J. Hurley
Controller
(Principal Accounting Officer)