Form 10-Q
period 2023-06-30
AVANOS MEDICAL, INC.
filed 2023-08-09
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Yes  ☐    No  ☒
As of July 31, 2023, there were 46,872,936 shares of the registrant’s common stock outstanding.

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
•our ability to realize the intended benefits of our divestiture, acquisition or merger transactions;
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

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales	$169.4	$170.9	$328.7	$330.2
Cost of products sold	71.6	69.3	139.5	139.1
Gross Profit	97.8	101.6	189.2	191.1
Research and development	6.8	7.6	14.3	14.9
Selling and general expenses	93.0	83.2	181.8	169.5
Other expense, net	0.1	0.7	1.3	0.6
Operating (Loss) Income	(2.1)	10.1	(8.2)	6.1
Interest income	0.5	0.2	1.0	0.2
Interest expense	(3.5)	(2.7)	(7.0)	(4.0)
(Loss) Income Before Income Taxes	(5.1)	7.6	(14.2)	2.3
Income tax benefit (provision)	0.8	(2.8)	2.1	(1.5)
(Loss) Income from Continuing Operations	(4.3)	4.8	(12.1)	0.8
(Loss) income from discontinued operations, net of tax	(63.8)	7.7	(56.5)	17.1
Net (Loss) Income	$(68.1)	$12.5	$(68.6)	$17.9

(Loss) Earnings Per Share
Basic
Continuing operations	$(0.09)	$0.10	$(0.26)	$0.02
Discontinued operations	(1.37)	0.17	$(1.21)	0.36
Basic (Loss) Earnings Per Share	$(1.46)	$0.27	$(1.47)	$0.38

Diluted
Continuing operations	$(0.09)	$0.10	$(0.26)	$0.01
Discontinued operations	(1.37)	0.16	$(1.21)	0.36
Diluted (Loss) Earnings Per Share	$(1.46)	$0.26	$(1.47)	$0.37

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (Loss) Income	$(68.1)	$12.5	$(68.6)	$17.9
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	2.9	(5.7)	7.4	(4.0)
Total Other Comprehensive Income (Loss), Net of Tax	2.9	(5.7)	7.4	(4.0)
Comprehensive (Loss) Income	$(65.2)	$6.8	$(61.2)	$13.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$81.8	$127.7
Accounts receivable, net of allowances	152.3	167.9
Inventories	148.3	132.3
Prepaid and other current assets	15.8	13.9
Assets held for sale	108.7	58.0
Total Current Assets	506.9	499.8
Property, Plant and Equipment, net	122.6	118.6
Operating Lease Right-of-Use Assets	29.1	27.5
Goodwill	762.6	760.3
Other Intangible Assets, net	222.6	234.2
Deferred Tax Assets	4.4	4.6
Other Assets	18.5	17.6
Assets Held for Sale	—	124.3
TOTAL ASSETS	$1,666.7	$1,786.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$6.2	$6.2
Current portion of operating lease liabilities	13.5	12.0
Trade accounts payable	65.4	67.9
Accrued expenses	72.7	98.9
Liabilities held for sale	2.7	0.8
Total Current Liabilities	160.5	185.8
Long-Term Debt	203.3	226.3
Operating Lease Liabilities	30.9	32.5
Deferred Tax Liabilities	21.8	25.4
Other Long-Term Liabilities	15.4	23.5
Liabilities Held for Sale	—	2.2
Total Liabilities	431.9	495.7

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,832,847 outstanding as of June 30, 2023 and 46,528,907 outstanding as of December 31, 2022	0.5	0.5
Additional paid-in capital	1,654.9	1,646.4
Accumulated deficit	(321.7)	(253.1)
Treasury stock	(70.5)	(66.8)
Accumulated other comprehensive loss	(28.4)	(35.8)
Total Stockholders’ Equity	1,234.8	1,291.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,666.7	$1,786.9
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common Stock	$0.5	$0.5	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,651.0	1,633.3	1,646.4	1,628.8
Exercise or redemption of share-based awards	—	0.1	0.6	0.8
Stock-based compensation expense	3.9	4.0	7.9	7.8
Additional Paid-in Capital, end of period	1,654.9	1,637.4	1,654.9	1,637.4
Accumulated Deficit, beginning of period	(253.6)	(298.2)	(253.1)	(303.6)
Net (loss) income	(68.1)	12.5	(68.6)	17.9
Accumulated Deficit, end of period	(321.7)	(285.7)	(321.7)	(285.7)
Treasury Stock, beginning of period	(67.9)	(40.7)	(66.8)	(21.3)
Purchases of treasury stock	(2.6)	(14.7)	(3.7)	(34.1)
Treasury Stock, end of period	(70.5)	(55.4)	(70.5)	(55.4)
Accumulated Other Comprehensive Loss, beginning of period	(31.3)	(32.1)	(35.8)	(33.8)
Other comprehensive income (loss), net of tax	2.9	(5.7)	7.4	(4.0)
Accumulated Other Comprehensive Loss, end of period	(28.4)	(37.8)	(28.4)	(37.8)
Total Stockholders’ Equity, end of period	$1,234.8	$1,259.0	$1,234.8	$1,259.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net (loss) income	$(68.6)	$17.9
Depreciation and amortization	23.6	22.7
Stock-based compensation expense	7.9	7.8
Goodwill Impairment	59.1	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	18.9	(6.9)
Inventories	(13.1)	(18.0)
Prepaid expenses and other assets	0.4	0.6
Accounts payable	(1.8)	33.5
Accrued expenses	(37.1)	(28.5)
Deferred income taxes and other	1.3	(0.3)
Cash (Used in) Provided by Operating Activities	(9.4)	28.8
Investing Activities
Capital expenditures	(8.0)	(9.1)
Acquisition of assets and investments in businesses	(2.5)	(116.7)
Cash Used in Investing Activities	(10.5)	(125.8)
Financing Activities
Proceeds from issuance of secured debt	—	250.0
Secured debt repayments	(3.1)	(125.0)
Revolving credit facility proceeds	—	150.0
Revolving credit facility repayments	(20.0)	(150.0)
Purchases of treasury stock	(3.7)	(34.1)
Payments of debt issuance costs	—	(2.9)
Proceeds from the exercise of stock options	0.6	0.8
Cash (Used in) Provided by Financing Activities	(26.2)	88.8
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.2	(3.8)
Decrease in Cash and Cash Equivalents	(45.9)	(12.0)
Cash and Cash Equivalents - Beginning of Period	127.7	118.5
Cash and Cash Equivalents - End of Period	$81.8	$106.5

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

Note 2.     Discontinued Operations
On June 7, 2023, we entered into a Purchase Agreement (“Purchase Agreement”) by and among us and certain of our affiliates and SunMed Group Holdings, LLC (“Buyer”). The Purchase Agreement provides for the sale to Buyer, subject to the terms and conditions of the Purchase Agreement, of substantially all of the assets primarily relating to or primarily used in our Respiratory Health (“RH”) business (the “Divestiture”). The total purchase price payable by Buyer in the Divestiture is $110 million in cash, subject to certain adjustments as provided in the Purchase Agreement based on the indebtedness and inventory transferred to Buyer at the closing. We expect the transaction to close in the fourth quarter of 2023.

The Divestiture represents a key component of Avanos’ ongoing three-year transformation process, and is aimed at accelerating the Company’s efforts to focus its portfolio on markets where it is well positioned to succeed.
At or before the closing of the Divestiture, we and Buyer will enter into various transition services agreements pursuant to which we, Buyer and each company’s respective affiliates will provide to each other various transitional services, including, but not limited to, product manufacturing and distribution, facilities, order fulfillment, invoicing, quality assurance, regulatory support, audit support and other services. The services generally will commence on the closing date of the Divestiture and terminate no later than one to three years thereafter.
As a result of the Divestiture, the results of operations from our RH business are reported as “(Loss) income from discontinued operations, net of tax” and the related assets and liabilities are classified as “held for sale” in the condensed consolidated financial statements. The following table summarizes the financial results of our discontinued operations for all periods presented herein (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales	$30.4	$32.1	$62.8	$70.2
Cost of products sold	18.6	17.3	37.9	38.3
Gross Profit	11.8	14.8	24.9	31.9
Research and development	0.2	0.4	0.6	0.9
Selling and general expenses	3.8	3.9	7.7	7.7
Other expense, net	0.1	0.1	0.2	0.3
Operating Income	7.7	10.4	16.4	23.0
Pretax loss on classification as discontinued operations	72.3	—	72.3	—
(Loss) Income from discontinued operations before income taxes	(64.6)	10.4	(55.9)	23.0
Income tax benefit (provision) from discontinued operations	0.8	(2.7)	(0.6)	(5.9)
Net (Loss) Income from discontinued operations, net of tax	$(63.8)	$7.7	$(56.5)	$17.1

(Loss) Earnings Per Share
Basic	$(1.37)	$0.17	$(1.21)	$0.36
Diluted	$(1.37)	$0.16	$(1.21)	$0.36

We estimated the “Pretax loss on classification of discontinued operations” to be $72.3 million, which includes goodwill impairment of $59.1 million, inventory impairment of $5.0 million and impairment on the remaining disposal group of $8.1 million.

Details on assets and liabilities classified as held for sale in the accompanying consolidated balance sheets are presented in the following table (in millions):

	June 30, 2023	December 31, 2022
Assets held for sale - discontinued operations
Inventories	$56.4	$58.0
Property, Plant and Equipment, net	41.6	45.3
Operating Lease Right-of-Use Assets	2.8	3.1
Goodwill	—	59.1
Other Intangible Assets, net	16.0	16.8
Reserve for valuation allowance	(8.1)	—
Total assets classified as held for sale	$108.7	$182.3
Liabilities held for sale - discontinued operations
Current portion of operating lease liabilities	$0.8	$0.8
Non-Current Operating Lease Liability	1.9	2.2
Total liabilities held for sale - discontinued operations	$2.7	$3.0

Assets and liabilities held for sale as of June 30, 2023 were classified as current since we expect the Divestiture to be completed within one year of that date.

The following table provides operating and investing cash flow information for our discontinued operations (in millions):

	As of June 30, 2023	As of June 30, 2022
Operating Activities:
Depreciation and amortization	$2.6	$3.1
Stock-based compensation expense	0.1	0.1
Investing Activities:
Capital expenditures	0.6	2.7

Note 3.    Restructuring Activities
Transformation Process
In January 2023, we initiated a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies (the “Transformation Process”). The Divestiture represents a key component of our three-year transformation process. We expect the Transformation Process will be substantially complete by the end of 2025.
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
In the three and six months ended June 30, 2023, we incurred $9.8 million and $18.7 million, respectively, primarily related to program management consulting and employee retention expenses and employee severance and benefits costs in connection with the Transformation Process. These costs were included in “Cost of products sold,” “Research and development,” and “Selling and general expenses” in the accompanying condensed consolidated income statements.
Restructuring Liability
Our liability for costs associated with the Transformation Process as of June 30, 2023 is summarized below (in millions):

As of June 30, 2023
Beginning balance	$—
Restructuring and transformation costs, excluding non-cash charges	18.7
Payments and adjustments, net	(15.7)
Ending balance	$3.0
Note 4.    Business Acquisition
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), which is focused on the development and commercialization of hyaluronic acid (“HA”) treatments for knee pain caused by osteoarthritis and has been added to our interventional pain portfolio. The total purchase price was $130.0 million at closing less working capital adjustments. The agreement allowed for up to an additional $30.0 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023, of which we paid $10.6 million based on OrthogenRx’s 2022 net sales.

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
Note 5.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	June 30, 2023	December 31, 2022
Accounts receivable	$146.1	$162.1
Income tax receivable	12.9	12.2
Allowances and doubtful accounts:
Doubtful accounts	(6.3)	(6.1)
Sales discounts	(0.4)	(0.3)
Accounts receivable, net	$152.3	$167.9
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. The expense associated with doubtful accounts was $0.4 million and $0.6 million for the three and six months ended June 30, 2023, respectively, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively.

Inventories
Inventories at the lower of cost (determined on the FIFO method) or net realizable value consists of the following (in millions):

	June 30, 2023	December 31, 2022
Raw materials	$43.5	$36.7
Work in process	23.7	23.8
Finished goods	77.8	69.8
Supplies and other	3.3	2.0
Total Inventory	$148.3	$132.3
We incurred $2.4 million and $4.3 million of expense for inventory write-offs and obsolescence in the three and six months ended June 30, 2023, respectively, compared to $1.7 million and $6.2 million in the three and six months ended June 30, 2022, respectively.
We may distribute products bearing the Halyard brand through 2023 under a royalty agreement we have with Owens & Minor, Inc. As of June 30, 2023, our $1.5 million balance of Halyard-branded inventory was fully reserved.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	June 30, 2023	December 31, 2022
Land	$1.4	$1.1
Buildings and leasehold improvements	41.1	37.2
Machinery and equipment	178.4	168.7
Construction in progress	17.3	16.4
	238.2	223.4
Less accumulated depreciation	(115.6)	(104.8)
Total	$122.6	$118.6
Depreciation expense was $4.5 million and $9.4 million for the three and six months ended June 30, 2023, respectively, compared to $4.4 million and $8.8 million for the three and six months ended June 30, 2022, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2022	$760.3
Purchase accounting adjustment(a)	1.8
Currency translation adjustment	0.5
Balance, June 30, 2023	$762.6
_____________________________________________
(a)Purchase accounting adjustment related to the acquisition of OrthogenRx in the first quarter of 2023.
Intangible assets subject to amortization consist of the following (in millions):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$38.8	$(28.1)	$10.7	$38.8	$(27.5)	$11.3
Patents and acquired technologies	244.4	(167.0)	77.4	244.4	(162.3)	82.1
Other	185.7	(51.2)	134.5	185.7	(44.9)	140.8
Total	$468.9	$(246.3)	$222.6	$468.9	$(234.7)	$234.2
Amortization expense for intangible assets is included in “Cost of products sold” and “Selling and general expenses” and was $5.8 million and $11.6 million for the three and six months ended June 30, 2023, respectively, compared to $5.7 million and

$10.9 million for the three and six months ended June 30, 2022, respectively.
Amortization expense for the remainder of 2023, the following four years and thereafter is estimated as follows (in millions):

Amount
Remainder of 2023	$11.8
2024	23.2
2025	22.7
2026	22.2
2027	22.0
Thereafter	120.7
Total	$222.6

Accrued Expenses
Accrued expenses consist of the following (in millions):

	June 30, 2023	December 31, 2022
Accrued rebates and customer incentives	$20.7	$26.9
Accrued salaries and wages	28.2	34.6
Accrued taxes and other	5.8	21.2
Other	18.0	16.2
Total	$72.7	$98.9

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	June 30, 2023	December 31, 2022
Accrued compensation and benefits	$5.8	$4.8
Other	9.6	18.7
Total	$15.4	$23.5
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

		June 30, 2023		December 31, 2022
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$81.8	$81.8	$127.7	$127.7
Liabilities
Revolving Credit Facility	2	$90.0	$90.0	$110.0	$110.0
Term Loan Facility	2	119.5	119.5	122.5	122.5
Contingent consideration related to acquisition	3	—	—	9.2	9.2
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of amounts borrowed under our Revolving Credit Facility and Term Loan Facility approximates carrying value because borrowings are subject to a variable rate as described in Note 7, “Debt”.
Note 7.     Debt
As of June 30, 2023 and December 31, 2022, our respective debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturity	June 30, 2023	December 31, 2022
Revolving Credit Facility	6.33%	2027	$90.0	$110.0
Term Loan Facility	6.33%	2027	120.3	123.4
			210.3	233.4
Unamortized debt issuance costs			(0.8)	(0.9)
Current portion of long-term debt			(6.2)	(6.2)
Total Long-Term Debt, net			$203.3	$226.3

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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 7.1% as of June 30, 2023.
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of June 30, 2023, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit

Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis. We are permitted to prepay all or a portion of the Term Loan Facility and the Revolving Credit Facility at any time without premium or penalty.
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
During the six months ended June 30, 2023, we repaid $3.1 million of the Term Loan Facility. During the six months ended June 30, 2023, we repaid $20.0 million of the Revolving Credit Facility. As of June 30, 2023, we had letters of credit outstanding of $6.2 million.
As of June 30, 2023, the aggregate amounts of long-term debt that will mature during each of the next four years are as follows (in millions):

Amount
Remainder of 2023	$3.1
2024	7.0
2025	9.4
2026	10.2
2027	180.6
Total	$210.3
Note 8.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Currency Translation	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(36.1)	$0.3	$(35.8)
Other comprehensive income	7.4	—	7.4
Balance, June 30, 2023	$(28.7)	$0.3	$(28.4)
The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized currency translation	$2.9	$(5.7)	$7.4	$(4.0)
Change in AOCI	$2.9	$(5.7)	$7.4	$(4.0)

Note 9.     Stock-Based Compensation
Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Sales and general expenses.” Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$0.1	$0.2	$0.3	$0.6
Time-based restricted share units	2.5	2.9	5.4	5.5
Performance-based restricted share units	1.3	0.8	2.1	1.5
Employee stock purchase plan	—	0.1	0.1	0.2
Total stock-based compensation	$3.9	$4.0	$7.9	$7.8
Note 10.    Commitments and Contingencies
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
The calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2023 and 2022 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income from continuing operations	$(4.3)	$4.8	$(12.1)	$0.8
Net (loss) income from discontinued operations	$(63.8)	$7.7	$(56.5)	$17.1
Net (loss) income	$(68.1)	$12.5	$(68.6)	$17.9

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.8	47.2	46.7	47.3
Dilutive effect of stock options and restricted share unit awards	—	0.4	—	0.4
Diluted weighted average shares outstanding	46.8	47.6	46.7	47.7
(Loss) Earnings Per Share
Basic:
Continuing Operations	$(0.09)	$0.10	$(0.26)	$0.02
Discontinued Operations	$(1.37)	$0.17	$(1.21)	$0.36
Basic (Loss) Earnings Per Share	$(1.46)	$0.27	$(1.47)	$0.38

Diluted:
Continuing Operations	$(0.09)	$0.10	$(0.26)	$0.01
Discontinued Operations	$(1.37)	$0.16	$(1.21)	$0.36
Diluted (Loss) Earnings Per Share	$(1.46)	$0.26	$(1.47)	$0.37
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
For the three and six months ended June 30, 2023, 1.9 million and 1.3 million of potentially dilutive stock options and RSU awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
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

Avanos develops, manufactures and markets its recognized brands globally and holds leading market positions in multiple categories across its portfolio. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Digestive Health	$93.0	$80.2	$181.8	$161.6
Pain Management and Recovery:
Surgical pain and recovery	34.8	41.2	69.5	79.9
Interventional pain	41.6	49.5	77.4	88.7
Total Pain Management and Recovery	76.4	90.7	146.9	168.6
Total Net Sales	$169.4	$170.9	$328.7	$330.2
Digestive Health is a portfolio of products such as our MIC-KEY enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions.
Pain Management and Recovery is a portfolio of products including:
•Surgical pain and recovery products such as ON-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems; and
•Interventional pain solutions, which provide minimally invasive pain relief therapies, such as our Coolief pain therapy and OrthogenRx’s knee osteoarthritis HA pain relief injection products.
Liabilities for estimated returns, rebates and incentives are presented in the table below (in millions):

	June 30, 2023	December 31, 2022
Accrued rebates	$10.6	$14.5
Accrued customer incentives	10.1	12.4
Accrued rebates and customer incentives	20.7	26.9
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$20.8	$27.0
__________________________________________________
(a)Accrued sales returns are included in “Other” in the accrued expenses table in Note 5, “Supplemental Balance Sheet Information”.
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
Note 13. Subsequent Events
On June 17, 2023 we entered into a definitive agreement to acquire Diros Technology Inc., (“Diros”) a leading manufacturer of innovative radiofrequency (RF) products used to treat chronic pain conditions. On July 24, 2023, we closed the acquisition of Diros for approximately $53 million, consisting of $2.5 million cash paid upon entry into the definitive agreement, $50.5 million in cash at closing less working capital and other adjustments, with an additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement (the “Acquisition”). The purchase price was funded by available cash on hand and proceeds from our Revolving Credit Facility.
We will account for the Acquisition under the acquisition method of accounting for business combinations and expect to complete a preliminary purchase price allocation of the Acquisition based on the fair value of assets acquired and liabilities assumed during the quarter ending September 30, 2023.

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
The following will be discussed and analyzed:
•Restructuring Activities;
•Divestiture of the Respiratory Health Business
•Discontinued Operations
•Business Acquisition
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
We expect to incur between $20.0 million and $25.0 million of cash expenses in connection with the Transformation Process, consisting of between $9.0 million and $12.0 million of program management consulting and employee retention expenses, between $8.0 million and $11.0 million of expenses associated with manufacturing and supply chain improvements and portfolio rationalization; and the remainder for expenses associated with organization design and alignment and other related activities. These amounts include between $6.0 million and $8.0 million of employee severance and benefits costs. The accompanying condensed consolidated income statements for the three and six months ended June 30, 2023 include $9.8 million and $18.7 million, respectively of costs incurred in connection with the Transformation Process in “Selling and general expenses.”
Divestiture
On June 7, 2023, we entered into a Purchase Agreement (“Purchase Agreement”) by and among us and certain of our affiliates and SunMed Group Holdings, LLC (“Buyer”). The Purchase Agreement provides for the sale to Buyer, subject to the terms and conditions of the Purchase Agreement, of substantially all of the assets primarily relating to or primarily used in our Respiratory Health (“RH”) business (the “Divestiture”). The total purchase price payable by Buyer in the Divestiture is $110 million in cash, subject to certain adjustments as provided in the Purchase Agreement based on the indebtedness and inventory transferred to Buyer at the closing. We expect the transaction to close in the fourth quarter of 2023.
The Divestiture represents a key component of the Transformation Process, and is aimed at accelerating the Company’s efforts to focus its portfolio on markets where it is well positioned to succeed.
At or before the closing of the Divestiture, we and Buyer will enter into various transition services agreements pursuant to which we, Buyer and each company’s respective affiliates will provide to each other various transitional services, including, but not limited to, product manufacturing and distribution, facilities, order fulfillment, invoicing, quality assurance, regulatory support, audit support and other services. The services generally will commence on the closing date of the Divestiture and terminate no later than one to three years thereafter.

Discontinued Operations
As a result of the Divestiture, the results of operations from our RH business are reported as “(Loss) income from discontinued operations, net of tax” and the related assets and liabilities are classified as “held for sale” in the condensed consolidated financial statements.
Net sales from discontinued operations were $30.4 million and $62.8 million in the three and six months ended June 30, 2023, respectively, compared to $32.1 million and $70.2 million in the three and six months ended June 30, 2022, respectively. The decrease in net sales was primarily driven by lower volume along with unfavorable pricing and currency effects. We expect a loss on disposal of the RH business; accordingly, we recorded impairment of $72.3 million against assets in the disposal group, which is included in “(Loss) income from discontinued operations, net of tax.”
Business Acquisition
On June 17, 2023 we entered into a definitive agreement to acquire Diros Technology Inc., (“Diros”) a leading manufacturer of innovative radiofrequency (RF) products used to treat chronic pain conditions. On July 24, 2023, we closed the acquisition of Diros for approximately $53 million, consisting of $2.5 million cash paid upon entry into the definitive agreement, $50.5 million in cash at closing less working capital and other adjustments, with an additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement (the “Acquisition”). The purchase price was funded by available cash on hand and proceeds from our Revolving Credit Facility.
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
Net Sales
Our net sales are summarized in the following table for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Digestive Health	$93.0	$80.2	16.0%	$181.8	$161.6	12.5%
Pain Management and Recovery:
Surgical pain and recovery	34.8	41.2	(15.5)%	69.5	79.9	(13.0)%
Interventional pain	41.6	49.5	(16.0)%	77.4	88.7	(12.7)%
Total Pain Management and Recovery	76.4	90.7	(15.8)%	146.9	168.6	(12.9)%
Total Net Sales	$169.4	$170.9	(0.9)%	$328.7	$330.2	(0.5)%

		Total	Volume	Pricing/Mix	Currency	Other
Net sales - percentage change	QTD	(0.9)%	(1.1)%	0.9%	(0.6)%	(0.1)%
Net sales - percentage change	YTD	(0.5)%	(0.5)%	1.1%	(0.8)%	(0.3)%

Product Category Descriptions
Digestive Health is a portfolio of products such as our MIC-KEY enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions.
Pain Management and Recovery is a portfolio of products including:
•Surgical pain and recovery products such as ON-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems; and
•Interventional pain solutions, which provide minimally invasive pain relief therapies, such as our Coolief pain therapy and OrthogenRx’s knee osteoarthritis hyaluronic acid (“HA”) pain relief injection products.

Net Sales
Second Quarter of 2023 Compared to Second Quarter of 2022
For the three months ended June 30, 2023, net sales were $169.4 million, a decrease of 0.9% compared to the prior year period, primarily due to lower volume in the Pain Management and Recovery portfolio, primarily from lower HA sales, partially offset by higher volume in the Digestive Health portfolio. Favorable pricing was mostly offset by unfavorable foreign currency translation effects.
First Six Months of 2023 Compared to the First Six Months of 2022
For the six months ended June 30, 2023, net sales were $328.7 million, a decrease of 0.5% compared to the prior year period, primarily due to lower volume in the Pain Management and Recovery portfolio, primarily from lower HA sales, partially offset by continued strong demand for Digestive Health products. Favorable pricing was mostly offset by unfavorable foreign currency translation effects.
Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
North America	$134.2	$137.1	(2.1)%	$264.6	$266.4	(0.7)%
Europe, Middle East and Africa	22.8	20.4	11.8	40.2	39.2	2.6
Asia Pacific and Latin America	12.4	13.4	(7.5)	23.9	24.6	(2.8)
Total net sales	$169.4	$170.9	(0.9)%	$328.7	$330.2	(0.5)%
Gross Profit (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$169.4	$170.9	$328.7	$330.2
Cost of products sold	71.6	69.3	139.5	139.1
Gross profit	97.8	101.6	189.2	191.1
Gross profit margin	57.7%	59.4%	57.6%	57.9%
Second Quarter of 2023 Compared to Second Quarter of 2022
For the three months ended June 30, 2023 compared to the prior year period, gross profit margin decreased primarily due to product mix, partially offset by manufacturing efficiencies.
First Six Months of 2023 Compared to the First Six Months of 2022
For the six months ended June 30, 2023 compared to the prior year period, gross profit margin was slightly lower as unfavorable mix was offset by improved manufacturing efficiencies.

Research and Development (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$6.8	$7.6	$14.3	$14.9
Percentage of net sales	4.0%	4.4%	4.4%	4.5%
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. Research and development has historically ranged between 4% and 6% of net sales.

Selling and General Expenses (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling and general expenses	$93.0	$83.2	$181.8	$169.5
Percentage of net sales	54.9%	48.7%	55.3%	51.3%
Selling and general expenses increased to $93.0 million and $181.8 million for the three and six months ended June 30, 2023, respectively, as compared to the prior year periods, driven by expenses associated with our ongoing Transformation Process and the pending divestiture of our RH business.
Other Expense, net (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other expense, net	$0.1	$0.7	$1.3	$0.6
Percentage of net sales	0.1%	0.4%	0.4%	0.2%
Other expense, net was $0.1 million and $1.3 million for the three and six months ended June 30, 2023, respectively, compared to $0.7 million and $0.6 million in the prior year periods, respectively, driven by acquisition and integration costs.
Operating Profit (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating profit (loss)	$(2.1)	$10.1	$(8.2)	$6.1
Operating profit margin	(1.2)%	5.9%	(2.5)%	1.8%
The items previously described drove operating loss to $2.1 million and $8.2 million for the three and six months ended June 30, 2023, respectively, compared to operating profit of $10.1 million and $6.1 million for the three and six months ended June 30, 2022, respectively.

Adjusted Operating Profit
A reconciliation of adjusted operating profit (loss), a non-GAAP measure, to operating profit (loss) is provided in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating (loss) profit, as reported (GAAP)	$(2.1)	$10.1	$(8.2)	$6.1
Acquisition and integration-related charges	0.3	1.0	1.8	2.8
Restructuring and transformation charges	9.8	—	18.7	—
Divestiture-related charges	3.7	—	3.7	—
EU MDR Compliance	0.9	1.7	2.0	3.2
Intangibles amortization	5.8	5.7	11.6	10.9
Adjusted operating profit (non-GAAP)	$18.4	$18.5	$29.6	$23.0
The items noted in the table above are described below:
Acquisition and integration-related charges: Acquisition and integration-related charges were $0.3 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $1.8 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively. Expenses in both the three and six months ended June 30, 2023 and 2022 were related to the acquisition of OrthogenRx.
Restructuring and transformation charges: In January 2023, we initiated the Transformation Process, a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies. In the three and six months ended June 30, 2023, we incurred $9.8 million and $18.7 million, respectively, of expenses related to the Transformation Process which consisted of costs associated with program management consulting and employee retention expenses and employee severance and benefits costs.
EU MDR Compliance: The European Union Medical Device Regulation (the “EU MDR”) brings significant new requirements for many of our medical devices. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We incurred $0.9 million and $2.0 million of costs related to EU MDR compliance for the three and six months ended June 30, 2023, respectively, and $1.7 million and $3.2 million for the three and six months ended June 30, 2022, respectively. We expect the activities resulting in incremental costs associated with our initial compliance with the EU MDR will continue into 2024.
Intangibles amortization: Intangibles amortization is related primarily to intangibles acquired in business acquisitions and was $5.8 million and $11.6 million for the three and six months ended June 30, 2023, respectively and $5.7 million and $10.9 million for the three and six months ended June 30, 2022, respectively.
Divestiture-Related Charges: In conjunction with the pending divestiture of our RH business, we have incurred accounting, legal and other professional fees of approximately $3.7 million. for the three and six months ended June 30, 2023.

Interest Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our revolving credit facility net of interest capitalized on long-term capital projects. See Note 7, “Debt” in Item 1 of this Form 10-Q. Interest expense was $3.5 million and $7.0 million for the three and six months ended June 30, 2023, respectively, compared to $2.7 million and $4.0 million, respectively, in the comparable period last year. Our outstanding debt balances, net of unamortized discounts, were $209.5 million and $232.5 million as of June 30, 2023 and December 31, 2022, respectively.

Income Taxes
The income tax benefit and provision was $0.8 million and $2.1 million in the three and six months ended June 30, 2023, respectively, compared to an income tax benefit and provision of $2.8 million and $1.5 million in the three and six months ended June 30, 2022, respectively. Our effective tax rate was 15.7% and 14.8% in the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, our effective rate was 36.8% and 65.2%, respectively.
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
As of June 30, 2023, $48.9 million of our $81.8 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and cash equivalents decreased by $45.9 million to $81.8 million as of June 30, 2023, compared to $127.7 million as of December 31, 2022. The decrease was primarily driven by $9.4 million of cash used in operating activities, payments of $20.0 million on our Revolving Credit Facility and $3.1 million on our Term Loan Facility, and $8.0 million of capital expenditures.
In the prior year, cash and cash equivalents decreased by $12.0 million to $106.5 million as of June 30, 2022. The decrease was primarily driven by $116.7 million used to purchase OrthogenRx and $34.1 million used to repurchase shares of our common stock, partially offset by $28.8 million provided by operating activities and $125.0 million in proceeds received from the issuance of incremental long-term debt.
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
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of June 30, 2023, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis.
See Note 7, “Debt” in Item 1 of this Form 10-Q for further details regarding our debt agreements.

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared by applying certain accounting policies. See Note 1, “Accounting Policies” in Item 8, “Financial Statements and Supplementary Data” in the Form 10-K, which describes our most significant accounting policies. In addition, our critical accounting policies and estimates are presented under the caption “Critical Accounting Policies and Use of Estimates” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K. Certain of these policies require management to make estimates or assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies. See Note 1, “Accounting Policies” in Item 1 of this Form 10-Q for updates to our critical accounting policies and a discussion of recent accounting pronouncements. In the six months ended June 30, 2023, there were no significant changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.

Item 4.    Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not achieve the expected benefits of our divestiture activities.
One of the objectives of the Transformation Process is the rationalization of our product portfolio through targeted divestitures such as the Divestiture. The Divestiture represents a key component of the Transformation Process, and is aimed at accelerating the Company’s efforts to focus its portfolio on markets where it is well positioned to succeed. Any divestiture we undertake is subject to a variety of known and unknown risks and uncertainties, including the potential that we may not be able to achieve the anticipated benefits of such divestiture. In addition, the expected benefits related to any divestiture may take longer to realize than expected. Further, any divestiture could be disruptive to our operations and result in reduced employee morale. Failure to fully realize the anticipated benefits of any divestiture could have a material adverse impact on our business, results of operations, financial condition and cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
None

Item 6.     Exhibits

(a)Exhibits

Exhibit Number	Description
2.1	Purchase Agreement dated as of June 7, 2023 by and among Avanos Medical, Inc., the other Sellers party thereto and SunMed Group Holdings, LLC
3.1	Second Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 6, 2020
3.2	Sixth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 6, 2020
*10.24	Avanos Medical, Inc 2021 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-273234) filed on July 13, 2023
31(a)	Section 302 CEO Certification, filed herewith
31(b)	Section 302 CFO Certification, filed herewith
32(a)**	Section 906 CEO Certification, furnished herewith
32(b)**	Section 906 CFO Certification, furnished herewith
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

AVANOS MEDICAL, INC.
(Registrant)

August 9, 2023	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President,
Chief Financial Officer and Chief Transformation Officer
(Principal Financial Officer)

August 9, 2023	By:	/s/ John J. Hurley
John J. Hurley
Controller
(Principal Accounting Officer)