Form 10-Q
period 2023-09-30
AVANOS MEDICAL, INC.
filed 2023-11-01
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Yes  ☐    No  ☒
As of October 25, 2023, there were 46,425,569 shares of the registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales	$171.3	$172.3	$500.0	$502.5
Cost of products sold	75.8	72.1	215.3	211.2
Gross Profit	95.5	100.2	284.7	291.3
Research and development	6.1	7.1	20.4	22.0
Selling and general expenses	78.7	78.3	260.5	247.8
Other expense, net	9.5	2.0	10.8	2.6
Operating Income (Loss)	1.2	12.8	(7.0)	18.9
Interest income	0.9	0.3	1.9	0.5
Interest expense	(4.7)	(3.0)	(11.7)	(7.0)
(Loss) Income Before Income Taxes	(2.6)	10.1	(16.8)	12.4
Income tax (provision) benefit	(6.2)	0.9	(4.1)	(0.6)
(Loss) Income from Continuing Operations	(8.8)	11.0	(20.9)	11.8
Income (loss) from discontinued operations, net of tax	5.1	4.7	(51.4)	21.8
Net (Loss) Income	$(3.7)	$15.7	$(72.3)	$33.6

Basic (Loss) Earnings Per Share
Continuing operations	$(0.19)	$0.24	$(0.45)	$0.25
Discontinued operations	0.11	0.10	(1.10)	0.46
Basic (Loss) Earnings Per Share	$(0.08)	$0.34	$(1.55)	$0.71

Diluted (Loss) Earnings Per Share
Continuing operations	$(0.19)	$0.23	$(0.45)	$0.25
Discontinued operations	0.11	0.10	(1.10)	0.46
Diluted (Loss) Earnings Per Share	$(0.08)	$0.33	$(1.55)	$0.71

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (Loss) Income	$(3.7)	$15.7	$(72.3)	$33.6
Other Comprehensive (Loss) Income, Net of Tax
Unrealized currency translation adjustments	(4.6)	(5.1)	2.8	(9.1)
Total Other Comprehensive (Loss) Income, Net of Tax	(4.6)	(5.1)	2.8	(9.1)
Comprehensive (Loss) Income	$(8.3)	$10.6	$(69.5)	$24.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$107.1	$127.7
Accounts receivable, net of allowances	145.2	167.9
Inventories	156.6	132.3
Prepaid and other current assets	13.6	13.9
Assets held for sale	102.1	58.0
Total Current Assets	524.6	499.8
Property, Plant and Equipment, net	116.8	118.6
Operating Lease Right-of-Use Assets	27.1	27.5
Goodwill	791.5	760.3
Other Intangible Assets, net	242.2	234.2
Deferred Tax Assets	4.3	4.6
Other Assets	18.4	17.6
Assets Held for Sale	—	124.3
TOTAL ASSETS	$1,724.9	$1,786.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$6.2	$6.2
Current portion of operating lease liabilities	12.7	12.0
Trade accounts payable	52.1	67.9
Accrued expenses	97.2	98.9
Liabilities held for sale	2.5	0.8
Total Current Liabilities	170.7	185.8
Long-Term Debt	258.3	226.3
Operating Lease Liabilities	29.5	32.5
Deferred Tax Liabilities	28.7	25.4
Other Long-Term Liabilities	15.6	23.5
Liabilities Held for Sale	—	2.2
Total Liabilities	502.8	495.7

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,425,157 outstanding as of September 30, 2023 and 46,528,907 outstanding as of December 31, 2022	0.5	0.5
Additional paid-in capital	1,659.7	1,646.4
Accumulated deficit	(325.4)	(253.1)
Treasury stock	(79.7)	(66.8)
Accumulated other comprehensive loss	(33.0)	(35.8)
Total Stockholders’ Equity	1,222.1	1,291.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,724.9	$1,786.9
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common Stock	$0.5	$0.5	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,654.9	1,637.4	1,646.4	1,628.8
Exercise or redemption of share-based awards	0.9	0.8	1.5	1.6
Stock-based compensation expense	3.9	4.1	11.8	11.9
Additional Paid-in Capital, end of period	1,659.7	1,642.3	1,659.7	1,642.3
Accumulated Deficit, beginning of period	(321.7)	(285.7)	(253.1)	(303.6)
Net (loss) income	(3.7)	15.7	(72.3)	33.6
Accumulated Deficit, end of period	(325.4)	(270.0)	(325.4)	(270.0)
Treasury Stock, beginning of period	(70.5)	(55.4)	(66.8)	(21.3)
Purchases of treasury stock	(9.2)	(11.0)	(12.9)	(45.1)
Treasury Stock, end of period	(79.7)	(66.4)	(79.7)	(66.4)
Accumulated Other Comprehensive Loss, beginning of period	(28.4)	(37.8)	(35.8)	(33.8)
Other comprehensive (loss) income, net of tax	(4.6)	(5.1)	2.8	(9.1)
Accumulated Other Comprehensive Loss, end of period	(33.0)	(42.9)	(33.0)	(42.9)
Total Stockholders’ Equity, end of period	$1,222.1	$1,263.5	$1,222.1	$1,263.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net (loss) income	$(72.3)	$33.6
Depreciation and amortization	34.6	34.3
Stock-based compensation expense	11.8	11.9
Goodwill impairment	59.1	—
Net loss on asset dispositions and impairments	1.1	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	30.0	(6.0)
Inventories	(6.6)	(35.8)
Prepaid expenses and other assets	0.2	3.5
Accounts payable	(16.0)	34.1
Accrued expenses	(19.7)	(18.5)
Deferred income taxes and other	(2.5)	0.1
Cash Provided by Operating Activities	19.7	57.2
Investing Activities
Capital expenditures	(11.9)	(14.4)
Acquisition of assets and investments in businesses	(47.5)	(116.1)
Cash Used in Investing Activities	(59.4)	(130.5)
Financing Activities
Proceeds from issuance of secured debt	—	250.0
Secured debt repayments	(3.1)	(125.0)
Revolving credit facility proceeds	55.0	150.0
Revolving credit facility repayments	(20.0)	(150.0)
Purchases of treasury stock	(12.9)	(45.1)
Payments of debt issuance costs	—	(2.9)
Proceeds from the exercise of stock options	1.5	1.6
Cash Provided by Financing Activities	20.5	78.6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.4)	(6.8)
Decrease in Cash and Cash Equivalents	(20.6)	(1.5)
Cash and Cash Equivalents - Beginning of Period	127.7	118.5
Cash and Cash Equivalents - End of Period	$107.1	$117.0

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
Annual Goodwill Impairment Test
We test goodwill for impairment annually or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying value. We operate as a single reportable operating segment with one reporting unit. The fair value of our reporting unit is estimated using a combination of income (discounted cash flow analysis) and market approaches. The income approach is dependent upon several assumptions regarding future periods such as sales growth and a terminal growth rate. A weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present values. The WACC was based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to us. The market approach estimates the value of our company using a market capitalization methodology.
We completed our annual goodwill impairment test as of July 1, 2023, and determined that the fair value of our reporting unit exceeds the net carrying amount. There can be no assurance that the assumptions and estimates made for purposes of the annual goodwill impairment test will prove to be accurate. Volatility in the equity and debt markets, or increases in interest rates, could result in a higher discount rate. Changes in sales volumes, selling prices and costs of goods sold, and increases in interest rates could cause changes in our forecasted cash flows. Unfavorable changes in any of the factors described above, as well as a decline in our stock price, could result in a goodwill impairment charge in the future.
Recently Adopted Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-06, Reference Rate Reform. This ASU was prompted by the planned cessation of the London Interbank Offer Rate (“LIBOR”). This ASU applies to contract modifications that replace a reference rate and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Under this ASU, modifications to debt agreements may be accounted for by prospectively adjusting the effective interest rate. This ASU was effective as of issuance on December 21, 2022 and deferred the sunset date of Topic 848, Reference Rate Reform from December 31, 2022 to December 31, 2024. We adopted this guidance and adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
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
Note 2.     Discontinued Operations
On June 7, 2023, we entered into a Purchase Agreement (“Purchase Agreement”) by and among us and certain of our affiliates and SunMed Group Holdings, LLC (“Buyer”). Under the Purchase Agreement, we agreed to sell to Buyer, subject to the terms and conditions of the Purchase Agreement, of substantially all of the assets primarily relating to or primarily used in our Respiratory Health (“RH”) business (the “Divestiture”). On October 2, 2023, we entered into the First Amendment to Purchase Agreement relating to the Purchase Agreement (as amended, the “Amended Purchase Agreement”) and completed the transaction contemplated by the Amended Purchase Agreement. In accordance with the Amended Purchase Agreement, the total purchase price paid by Buyer in connection with the Divestiture was $110 million in cash at the closing, subject to certain adjustments as provided in the Amended Purchase Agreement based on the indebtedness and inventory transferred to Buyer at the closing and the chargebacks assumed by Buyer but that would otherwise have been payable by the Company and its subsidiaries on or after October 2, 2023 to distributors of the Company’s RH products located in the United States.
The Divestiture represents a key component of Avanos’ ongoing three-year transformation process, and is aimed at accelerating the Company’s efforts to focus its portfolio on markets where it is well positioned to succeed.
In conjunction with the Divestiture, we and Buyer entered into various transition services agreements pursuant to which we, Buyer and each company’s respective affiliates provide to each other various transitional services, including, but not limited to, product manufacturing and distribution, facilities, order fulfillment, invoicing, quality assurance, regulatory support, audit support and other services. The services will terminate in no later than one to three years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales	$31.1	$29.8	$93.9	$100.0
Cost of products sold	19.9	19.9	57.8	58.2
Gross Profit	11.2	9.9	36.1	41.8
Research and development	0.2	0.2	0.8	1.1
Selling and general expenses	4.2	3.8	11.9	11.5
Other expense, net	0.1	—	0.3	0.3
Operating Income	6.7	5.9	23.1	28.9
Pretax loss on classification as discontinued operations	—	—	(72.3)	—
Income (Loss) from discontinued operations before income taxes	6.7	5.9	(49.2)	28.9
Income tax (provision) benefit from discontinued operations	(1.6)	(1.2)	(2.2)	(7.1)
Net Income (Loss) from discontinued operations, net of tax	$5.1	$4.7	$(51.4)	$21.8

Earnings (Loss) Per Share
Basic	$0.11	$0.10	$(1.10)	$0.46
Diluted	$0.11	$0.10	$(1.10)	$0.46

We estimated the “Pretax loss on classification of discontinued operations” to be $72.3 million, which includes goodwill impairment of $59.1 million, inventory impairment of $5.0 million and impairment on the remaining disposal group of $8.1 million. There were no material changes to the estimated loss following the completion of the Divestiture on October 2, 2023.

Details on assets and liabilities classified as held for sale in the accompanying consolidated balance sheets are presented in the following table (in millions):

	September 30, 2023	December 31, 2022
Assets held for sale - discontinued operations
Inventories	$46.3	$58.0
Property, Plant and Equipment, net	44.9	45.3
Operating Lease Right-of-Use Assets	3.0	3.1
Goodwill	—	59.1
Other Intangible Assets, net	16.0	16.8
Reserve for valuation allowance	(8.1)	—
Total assets classified as held for sale	$102.1	$182.3
Liabilities held for sale - discontinued operations
Current Portion of Operating Lease Liabilities	$0.8	$0.8
Non-Current Operating Lease Liability	1.7	2.2
Total liabilities held for sale - discontinued operations	$2.5	$3.0

Assets and liabilities held for sale as of September 30, 2023 were classified as current since we expect the Divestiture to be completed within one year of the Purchase Agreement date.

The following table provides operating and investing cash flow information for our discontinued operations (in millions):

	As of September 30, 2023	As of September 30, 2022
Operating Activities:
Depreciation and amortization	$2.6	$4.6
Stock-based compensation expense	0.1	0.1
Investing Activities:
Capital expenditures	3.1	4.7

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
We expect to incur up to $30.0 million of cash expenses in connection with the Transformation Process, consisting of between $9.0 million and $12.0 million of program management consulting and employee retention expenses; between $8.0 million and $11.0 million of expenses associated with manufacturing and supply chain improvements and portfolio rationalization; and the remainder for expenses associated with organization design and alignment and other related activities. These amounts include between $6.0 million and $8.0 million of employee severance and benefits costs.
In the three and nine months ended September 30, 2023, we incurred expenses of $4.3 million and $23.0 million, respectively, primarily related to program management consulting and employee retention expenses and employee severance and benefits costs in connection with the Transformation Process. These costs were included in “Cost of products sold,” “Research and development,” and “Selling and general expenses” in the accompanying condensed consolidated income statements.

Restructuring Liability
Our liability for costs associated with the Transformation Process as of September 30, 2023 is summarized below (in millions):

As of September 30, 2023
Beginning balance	$—
Restructuring and transformation costs, excluding non-cash charges	21.4
Payments and adjustments, net	(18.4)
Ending balance	$3.0
Note 4.    Business Acquisitions
Diros Technology
On June 17, 2023 we entered into a definitive agreement to acquire Diros Technology Inc., (“Diros”) a leading manufacturer of innovative radiofrequency ablation (“RFA”) products used to treat chronic pain conditions. On July 24, 2023, we closed the acquisition of Diros. The total purchase price paid in connection with our acquisition of Diros was $53 million, consisting of $2.5 million in cash paid upon entry into the definitive agreement and $50.5 million in cash paid at closing (subject to certain working capital and other adjustments), with up to an additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement (the “Acquisition”). The purchase price for the Acquisition was funded by proceeds from our Revolving Credit Facility. The accompanying condensed consolidated income statement includes $2.4 million of net sales from Diros since the acquisition date. In the three and nine months ended September 30, 2023, we incurred $0.6 million and $0.9 million of costs, respectively, in connection with the Diros acquisition, which are included in “Selling and general expenses.”
Under the acquisition method of accounting for business combinations, the purchase price paid is allocated to the underlying net assets in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values is recorded as goodwill. Fair values of assets acquired and liabilities assumed are being determined using discounted cash flow analyses and the fair value of the contingent consideration is being estimated using a Monte Carlo simulation. Assumptions supporting the estimated fair values are based on facts and circumstances that existed on the valuation date. Estimated fair values may be revised during a measurement period, not to exceed 12 months from the date of acquisition, as valuations are finalized or additional information is obtained about facts and circumstances that existed on the valuation date. The estimated fair value analyses are not yet complete, and accordingly, the preliminary allocation of purchase price, including the value assigned to tangible and intangible assets and contingent consideration, is subject to revision based on final valuations. We expect our final valuations to be substantially complete by the end of 2023. The preliminary purchase price allocation is shown in the table below (in millions):

Current assets, net of cash acquired	$7.1
Current liabilities, excluding contingent consideration	(5.2)
Contingent consideration	(4.6)
Other noncurrent assets (liabilities), net	0.8
Deferred tax liabilities	(7.2)
Identifiable intangible assets	26.5
Goodwill	30.1
Total	$47.5
The identifiable intangible assets relating to the Diros Technology Acquisition include the following (in millions, except years):

	Identifiable Intangible Asset Amount	Weighted Average Useful Lives (Years)
Trade names and trademarks	$2.4	15
Customer relationships	19.4	14
Developed technology and other	4.7	12
Total	$26.5

The following unaudited pro forma financial information is presented in the table below for the three and nine months ended September 30, 2023 and 2022 as if the Acquisition had occurred on January 1, 2022 (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$172.2	$175.7	$507.6	$512.7

Net (loss) income from continuing operations	(8.0)	11.1	(19.7)	11.5
Income (loss) from discontinued operations, net of tax	5.1	4.7	(51.4)	21.8
Net (Loss) Income	$(2.9)	$15.8	$(71.1)	$33.3

Basic (Loss) Earnings Per Share
Continuing operations	$(0.17)	$0.24	$(0.42)	$0.24
Discontinued operations	$0.11	$0.10	$(1.10)	$0.46
Basic (Loss) Earnings Per Share	$(0.06)	$0.34	$(1.52)	$0.71

Diluted (Loss) Earnings Per Share
Continuing operations	$(0.17)	$0.24	$(0.42)	$0.24
Discontinued operations	$0.11	$0.10	$(1.10)	$0.46
Diluted (Loss) Earnings Per Share	$(0.06)	$0.34	$(1.52)	$0.70
The pro forma financial information has been adjusted to include the effects of the Acquisition, including acquisition-related costs, amortization of acquired intangibles and related tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have been achieved.
OrthogenRx
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), a company focused on the development and commercialization of hyaluronic acid (“HA”) treatments for knee pain caused by osteoarthritis. OrthogenRx’s products have been added to our interventional pain portfolio. The total purchase price for OrthogenRx was $130.0 million in cash at closing, subject to certain working capital adjustments, with up to an additional $30.0 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. $10.6 million of contingent cash consideration has been paid based on OrthogenRx’s 2022 net sales.
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
Note 5.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	September 30, 2023	December 31, 2022
Accounts receivable	$138.0	$162.1
Income tax receivable	13.0	12.2
Allowances and doubtful accounts:
Doubtful accounts	(5.5)	(6.1)
Sales discounts	(0.3)	(0.3)
Accounts receivable, net	$145.2	$167.9
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Allowance for doubtful accounts was a net benefit of $0.4 million and an expense of $0.2 million for the three and nine months ended September 30, 2023, respectively, compared to a net benefit of $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively.
Inventories
Inventories at the lower of cost (determined on the FIFO method) or net realizable value consists of the following (in millions):

	September 30, 2023	December 31, 2022
Raw materials	$41.1	$36.7
Work in process	23.8	23.8
Finished goods	87.2	69.8
Supplies and other	4.5	2.0
Total Inventory	$156.6	$132.3
We incurred $2.0 million and $6.3 million of expense for inventory write-offs and obsolescence in the three and nine months ended September 30, 2023, respectively, compared to $2.5 million and $8.7 million in the three and nine months ended September 30, 2022, respectively.
We may distribute products bearing the Halyard brand through 2023 under a royalty agreement we have with Owens & Minor, Inc. As of September 30, 2023, our $1.5 million balance of Halyard-branded inventory was fully reserved.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	September 30, 2023	December 31, 2022
Land	$1.3	$1.1
Buildings and leasehold improvements	36.3	37.2
Machinery and equipment	181.2	168.7
Construction in progress	16.3	16.4
	235.1	223.4
Less accumulated depreciation	(118.3)	(104.8)
Total	$116.8	$118.6
Depreciation expense was $4.8 million and $14.2 million for the three and nine months ended September 30, 2023, respectively, compared to $4.5 million and $13.3 million for the three and nine months ended September 30, 2022, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2022	$760.3
Purchase accounting adjustment(a)	1.8
Goodwill acquired(b)	30.1
Currency translation adjustment	(0.7)
Balance, September 30, 2023	$791.5
_____________________________________________
(a)Purchase accounting adjustment related to the acquisition of OrthogenRx in the first quarter of 2023.
(b)We acquired $30.1 million of goodwill in conjunction with the acquisition of Diros, as described in Note 4, “Business Acquisition.”
Intangible assets subject to amortization consist of the following (in millions):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$41.2	$(28.4)	$12.8	$38.8	$(27.5)	$11.3
Patents and acquired technologies	247.8	(162.3)	85.5	244.4	(162.3)	82.1
Other	205.4	(61.5)	143.9	185.7	(44.9)	140.8
Total	$494.4	$(252.2)	$242.2	$468.9	$(234.7)	$234.2
Amortization expense for intangible assets is included in “Cost of products sold” and “Selling and general expenses” and was $6.2 million and $17.8 million for the three and nine months ended September 30, 2023, respectively, compared to $5.5 million and $16.4 million for the three and nine months ended September 30, 2022, respectively.
Amortization expense for the remainder of 2023, the following four years and thereafter is estimated as follows (in millions):

Amount
Remainder of 2023	$5.9
2024	23.3
2025	22.7
2026	22.2
2027	22.1
Thereafter	146.0
Total	$242.2

Accrued Expenses
Accrued expenses consist of the following (in millions):

	September 30, 2023	December 31, 2022
Accrued rebates and customer incentives	$24.1	$26.9
Accrued salaries and wages	32.3	34.6
Accrued taxes and other	10.0	21.2
Other	30.8	16.2
Total	$97.2	$98.9

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	September 30, 2023	December 31, 2022
Accrued compensation and benefits	$6.0	$4.8
Other	9.6	18.7
Total	$15.6	$23.5
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		September 30, 2023		December 31, 2022
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$107.1	$107.1	$127.7	$127.7
Liabilities
Revolving Credit Facility	2	$145.0	$145.0	$110.0	$110.0
Term Loan Facility	2	119.5	119.5	122.5	122.5
Contingent consideration related to acquisition	3	4.6	4.6	9.2	9.2
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of amounts borrowed under our Revolving Credit Facility and Term Loan Facility approximates carrying value because borrowings are subject to a variable rate as described in Note 7, “Debt”.

Note 7.     Debt
As of September 30, 2023 and December 31, 2022, our respective debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturity	September 30, 2023	December 31, 2022
Revolving Credit Facility	6.63%	2027	$145.0	$110.0
Term Loan Facility	6.53%	2027	120.3	123.4
			265.3	233.4
Unamortized debt issuance costs			(0.8)	(0.9)
Current portion of long-term debt			(6.2)	(6.2)
Total Long-Term Debt, net			$258.3	$226.3

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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 6.8% as of September 30, 2023.
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of September 30, 2023, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis. We are permitted to prepay all or a portion of the Term Loan Facility and the Revolving Credit Facility at any time without premium or penalty.
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
During the nine months ended September 30, 2023, we repaid $3.1 million of the Term Loan Facility. During the nine months ended September 30, 2023, we borrowed $55.0 million and repaid $20.0 million of the Revolving Credit Facility. As of September 30, 2023, we had letters of credit outstanding of $6.2 million.

As of September 30, 2023, the aggregate amounts of long-term debt that will mature during each of the next four years are as follows (in millions):

Amount
Remainder of 2023	$3.1
2024	7.0
2025	9.4
2026	10.2
2027	235.6
Total	$265.3
Note 8.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Currency Translation	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(36.1)	$0.3	$(35.8)
Other comprehensive income	2.8	—	2.8
Balance, September 30, 2023	$(33.3)	$0.3	$(33.0)
The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized currency translation	$(4.6)	$(5.1)	$2.8	$(9.1)
Change in AOCI	$(4.6)	$(5.1)	$2.8	$(9.1)
Note 9.     Stock-Based Compensation
Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Sales and general expenses.” Stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$—	$0.3	$0.3	$0.9
Time-based restricted share units	2.5	3.1	7.9	8.6
Performance-based restricted share units	1.3	0.7	3.4	2.2
Employee stock purchase plan	0.1	—	0.2	0.2
Total stock-based compensation	$3.9	$4.1	$11.8	$11.9
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
Our accrual for legal matters that are probable and estimable was $8.5 million as of September 30, 2023 and zero as of December 31, 2022 and includes certain estimated costs of settlement related to a customer claim. We did not record litigation-related charges during the second quarter or first six months of 2023.
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

The calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income from continuing operations	$(8.8)	$11.0	$(20.9)	$11.8
Net income (loss) from discontinued operations	5.1	4.7	(51.4)	21.8
Net (loss) income	$(3.7)	$15.7	$(72.3)	$33.6

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.8	46.6	46.7	47.1
Dilutive effect of stock options and restricted share unit awards	—	0.4	—	0.4
Diluted weighted average shares outstanding	46.8	47.0	46.7	47.5
(Loss) Earnings Per Share
Basic:
Continuing Operations	$(0.19)	$0.24	$(0.45)	$0.25
Discontinued Operations	0.11	0.10	(1.10)	0.46
Basic (Loss) Earnings Per Share	$(0.08)	$0.34	$(1.55)	$0.71

Diluted:
Continuing Operations	$(0.19)	$0.23	$(0.45)	$0.25
Discontinued Operations	0.11	0.10	(1.10)	0.46
Diluted (Loss) Earnings Per Share	$(0.08)	$0.33	$(1.55)	$0.71
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
For both the three and nine months ended September 30, 2023, 2.2 million of potentially dilutive stock options and RSU awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

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

Avanos develops, manufactures and markets its recognized brands globally and holds leading market positions in multiple categories across its portfolio. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Digestive Health	$95.0	$85.9	$276.8	$247.5
Pain Management and Recovery:
Surgical pain and recovery	34.1	38.9	103.6	118.8
Interventional pain	42.2	47.5	119.6	136.2
Total Pain Management and Recovery	76.3	86.4	223.2	255.0
Total Net Sales	$171.3	$172.3	$500.0	$502.5
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
Liabilities for estimated returns, rebates and incentives are presented in the table below (in millions):

	September 30, 2023	December 31, 2022
Accrued rebates	$12.6	$14.5
Accrued customer incentives	11.5	12.4
Accrued rebates and customer incentives	24.1	26.9
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$24.2	$27.0
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

Note 13.    Share Repurchase Programs
On July 28, 2023, the Board of Directors approved a new one-year program under which we may repurchase up to $25.0 million of our common stock. Repurchases under this program will be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. We have established a pre-arranged trading plan under Rule 10b5-1 of the Exchange Act in connection with this share repurchase program. This share repurchase program does not obligate us to purchase any particular amount of common stock and may be suspended, modified or discontinued by us without prior notice.
For the three months ended September 30, 2023, our repurchases of our common stock were as summarized in the table below.

	Shares Repurchased		Aggregate Purchase Price (in millions)	Average Price per Share	Amount Remaining in Program for Purchase (in millions)
	# of Shares	Program to Date
Third quarter of 2023	451,965	451,965	$9.2	$20.39	$15.8
In addition to the share repurchase program, we withheld 146,379 shares of common stock for $3.7 million in taxes associated with stock-based compensation transactions for the three months ended September 30, 2023.

In October 2023, we repurchased an additional 290,688 shares of our common stock at an aggregate price of $5.8 million, or an average price per share of $19.90, leaving $10.0 million in the program for future purchase.

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
Restructuring Activities
In January 2023, we initiated a three-year restructuring initiative pursuant to which we plan to: (i) combine our Chronic Care and Pain Management franchises into a single commercial organization focused on the Digestive Health and Orthopedic Pain & Recovery product categories; (ii) rationalize our product portfolio including certain low-margin, low-growth product categories through targeted divestitures; (iii) undertake additional cost management activities to enhance the Company’s operating profitability; and (iv) pursue efficient capital allocation strategies, including through acquisitions that meet the Company’s strategic and financial criteria (the “Transformation Process”).
By 2025, we expect total gross savings of between $45.0 million and $55.0 million compared to 2022, most of which will be achieved in 2024. We expect the Transformation Process will be substantially complete by the end of 2025.
We expect to incur between $20.0 million and $30.0 million of cash expenses in connection with the Transformation Process, consisting of between $9.0 million and $12.0 million of program management consulting and employee retention expenses, between $8.0 million and $11.0 million of expenses associated with manufacturing and supply chain improvements and portfolio rationalization; and the remainder for expenses associated with organization design and alignment and other related activities. These amounts include between $6.0 million and $8.0 million of employee severance and benefits costs. The accompanying condensed consolidated income statements for the three and nine months ended September 30, 2023 include costs of $4.3 million and $23.0 million, respectively, incurred in connection with the Transformation Process in “Selling and general expenses.”
Divestiture
On June 7, 2023, we entered into a Purchase Agreement (“Purchase Agreement”) by and among us and certain of our affiliates and SunMed Group Holdings, LLC (“Buyer”). Under the Purchase Agreement, we agreed to sell to Buyer, subject to the terms and conditions of the Purchase Agreement, substantially all of the assets primarily relating to or primarily used in our Respiratory Health (“RH”) business (the “Divestiture”). On October 2, 2023, we entered into the First Amendment to Purchase Agreement relating to the Purchase Agreement (as amended, the “Amended Purchase Agreement”) and completed the transaction contemplated by the Amended Purchase Agreement. In accordance with the Amended Purchase Agreement, the total purchase price paid by Buyer in connection with the Divestiture was $110 million in cash at the closing, subject to certain adjustments as provided in the Amended Purchase Agreement based on the indebtedness and inventory transferred to Buyer at the closing and the chargebacks assumed by Buyer but that would otherwise have been payable by the Company and its subsidiaries on or after October 2, 2023 to distributors of the Company’s RH products located in the United States.
The Divestiture represents a key component of the Transformation Process, and is aimed at accelerating the Company’s efforts to focus its portfolio on markets where it is well positioned to succeed.
In conjunction with the Divestiture, we and Buyer entered into various transition services agreements pursuant to which we, Buyer and each company’s respective affiliates provide to each other various transitional services, including, but not limited to, product manufacturing and distribution, facilities, order fulfillment, invoicing, quality assurance, regulatory support, audit support and other services. The services will terminate in no later than one to three years.

Discontinued Operations
As a result of the Divestiture, the results of operations from our RH business are reported as “(Loss) income from discontinued operations, net of tax” and the related assets and liabilities are classified as “held for sale” in the condensed consolidated financial statements.
Net sales from discontinued operations were $31.1 million and $93.9 million in the three and nine months ended September 30, 2023, respectively, compared to $29.8 million and $100.0 million in the three and nine months ended September 30, 2022, respectively. The decrease in net sales was primarily driven by lower volume along with unfavorable pricing and currency effects. We expect a loss on disposal of the RH business; accordingly, we recorded impairment of $72.3 million against assets in the disposal group, which is included in “(Loss) income from discontinued operations, net of tax.”
Business Acquisition
On June 17, 2023 we entered into a definitive agreement to acquire Diros Technology Inc., (“Diros”) a leading manufacturer of innovative radiofrequency ablation (RFA) products used to treat chronic pain conditions. On July 24, 2023, we closed the acquisition of Diros for approximately $53 million, consisting of $2.5 million cash paid upon entry into the definitive agreement and $50.5 million in cash paid at closing (subject to certain working capital and other adjustments), with an additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement (the “Acquisition”). The purchase price for the Acquisition was funded by proceeds from our Revolving Credit Facility.
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
Net Sales
Our net sales are summarized in the following table for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Digestive Health	$95.0	$85.9	10.6%	$276.8	$247.5	11.8%
Pain Management and Recovery:
Surgical pain and recovery	34.1	38.9	(12.3)%	103.6	118.8	(12.8)%
Interventional pain	42.2	47.5	(11.2)%	119.6	136.2	(12.2)%
Total Pain Management and Recovery	76.3	86.4	(11.7)%	223.2	255.0	(12.5)%
Total Net Sales	$171.3	$172.3	(0.6)%	$500.0	$502.5	(0.5)%

		Total	Volume	Pricing/Mix	Currency	Other
Net sales - percentage change	QTD	(0.6)%	(0.9)%	0.2%	0.2%	(0.1)%
Net sales - percentage change	YTD	(0.5)%	(0.8)%	0.7%	(0.4)%	—%

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
Net Sales
Third Quarter of 2023 Compared to Third Quarter of 2022
For the three months ended September 30, 2023, net sales were $171.3 million, a decrease of 0.6% compared to the prior year period, primarily due to lower volume in the Pain Management and Recovery portfolio, primarily from lower HA sales, partially offset by higher volume in the Digestive Health portfolio and slightly favorable pricing and foreign currency translation effects.
First Nine Months of 2023 Compared to the First Nine Months of 2022
For the nine months ended September 30, 2023, net sales were $500.0 million, a decrease of 0.5% compared to the prior year period, primarily due to lower volume in the Pain Management and Recovery portfolio, primarily from lower HA sales, partially offset by continued strong demand for Digestive Health products. Favorable pricing was mostly offset by unfavorable foreign currency translation effects.
Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
North America	$136.4	$138.1	(1.2)%	$401.0	$404.5	(0.9)%
Europe, Middle East and Africa	20.9	19.4	7.7	61.1	58.6	4.3
Asia Pacific and Latin America	14.0	14.8	(5.4)	37.9	39.4	(3.8)
Total net sales	$171.3	$172.3	(0.6)%	$500.0	$502.5	(0.5)%
Gross Profit (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$171.3	$172.3	$500.0	$502.5
Cost of products sold	75.8	72.1	215.3	211.2
Gross profit	95.5	100.2	284.7	291.3
Gross profit margin	55.8%	58.2%	56.9%	58.0%
Third Quarter of 2023 Compared to Third Quarter of 2022
For the three months ended September 30, 2023 compared to the prior year period, gross profit margin decreased primarily due to product mix, partially offset by slightly favorable currency exchange rates and manufacturing efficiencies.
First Nine Months of 2023 Compared to the First Nine Months of 2022
For the nine months ended September 30, 2023 compared to the prior year period, gross profit margin was slightly lower as unfavorable mix was offset by improved manufacturing efficiencies.
Research and Development (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$6.1	$7.1	$20.4	$22.0
Percentage of net sales	3.6%	4.1%	4.1%	4.4%
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. Research and development has historically ranged between 4% and 6% of net sales.

Selling and General Expenses (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling and general expenses	$78.7	$78.3	$260.5	$247.8
Percentage of net sales	45.9%	45.4%	52.1%	49.3%
Selling and general expenses increased to $78.7 million and $260.5 million for the three and nine months ended September 30, 2023, respectively, as compared to the prior year periods, driven by expenses associated with our ongoing Transformation Process.
Other Expense, net (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other expense, net	$9.5	$2.0	$10.8	$2.6
Percentage of net sales	5.5%	1.2%	2.2%	0.5%
Other expense, net was $9.5 million and $10.8 million for the three and nine months ended September 30, 2023, respectively, compared to $2.0 million and $2.6 million in the prior year periods, respectively. Other expense, net in the three and nine months ended September 30, 2023 are primarily related to an accrual described in “Commitments and Contingencies” in Note 10 to the condensed consolidated financial statements.
Operating Profit (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating profit (loss)	$1.2	$12.8	$(7.0)	$18.9
Operating profit margin	0.7%	7.4%	(1.4)%	3.8%
The items previously described drove operating profit to $1.2 million and operating loss to $7.0 million for the three and nine months ended September 30, 2023, respectively, compared to operating profit of $12.8 million and $18.9 million for the three and nine months ended September 30, 2022, respectively.
Adjusted Operating Profit
A reconciliation of adjusted operating profit (loss), a non-GAAP measure, to operating profit (loss) is provided in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating profit (loss), as reported (GAAP)	$1.2	$12.8	$(7.0)	$18.9
Acquisition and integration-related charges	0.6	0.2	2.4	3.0
Restructuring and transformation charges	4.3	—	23.0	—
Divestiture-related charges	1.4	—	5.1	—
EU MDR Compliance	0.8	2.2	2.8	5.4
Litigation and legal	8.5	—	8.5	—
Intangibles amortization	6.2	5.5	17.8	16.4
Adjusted operating profit (non-GAAP)	$23.0	$20.7	$52.6	$43.7

The items noted in the table above are described below:
Acquisition and integration-related charges: Acquisition and integration-related charges were $0.6 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $2.4 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively. Expenses in the three and nine months ended September 30, 2023 were driven by the acquisitions of Diros and OrthogenRx and expenses in the three and nine months ended September 30, 2022 were related to the acquisition of OrthogenRx.
Restructuring and transformation charges: In January 2023, we initiated the Transformation Process, a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies. In the three and nine months ended September 30, 2023, we incurred expenses of $4.3 million and $23.0 million, respectively, related to the Transformation Process which consisted of costs associated with program management consulting and employee retention expenses and employee severance and benefits costs.
Divestiture-Related Charges: In conjunction with the divestiture of our RH business, we incurred accounting, legal and other professional fees of approximately $1.4 million and $5.1 million for the three and nine months ended September 30, 2023.
EU MDR Compliance: The European Union Medical Device Regulation (the “EU MDR”) brings significant new requirements for many of our medical devices. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We incurred $0.8 million and $2.8 million of costs related to EU MDR compliance for the three and nine months ended September 30, 2023, respectively, and $2.2 million and $5.4 million for the three and nine months ended September 30, 2022, respectively. We expect the activities resulting in incremental costs associated with our initial compliance with the EU MDR will continue into 2024.
Litigation and legal: Litigation and legal expenses are related to an accrual described in “Commitments and Contingencies” in Note 10 to the condensed consolidated financial statements.
Intangibles amortization: Intangibles amortization is related primarily to intangibles acquired in business acquisitions and was $6.2 million and $17.8 million for the three and nine months ended September 30, 2023, respectively and $5.5 million and $16.4 million for the three and nine months ended September 30, 2022, respectively.

Interest Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our revolving credit facility net of interest capitalized on long-term capital projects. See Note 7, “Debt” in Item 1 of this Form 10-Q. Interest expense was $4.7 million and $11.7 million for the three and nine months ended September 30, 2023, respectively, compared to $3.0 million and $7.0 million, respectively, in the comparable period last year. Our outstanding debt balances, net of unamortized discounts, were $264.5 million and $232.5 million as of September 30, 2023 and December 31, 2022, respectively.

Income Taxes
The income tax provision was $6.2 million and $4.1 million in the three and nine months ended September 30, 2023, respectively, compared to an income tax benefit of $0.9 million and a provision of $0.6 million in the three and nine months ended September 30, 2022, respectively. Our effective tax rate was 238.5% and 24.4% in the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, our effective rate was 8.9% and 4.8%, respectively.
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
As of September 30, 2023, $61.1 million of our $107.1 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and cash equivalents decreased by $20.6 million to $107.1 million as of September 30, 2023, compared to $127.7 million as of December 31, 2022. The decrease was primarily driven by $47.5 million used to purchase Diros, $11.9 million of capital expenditures, payments of $20.0 million on our revolving credit facility and $12.9 million used to repurchase shares of our common stock. This was partially offset by $19.7 million of cash generated from operating activities and $55.0 million in proceeds from our revolving credit facility.

Cash and cash equivalents decreased by $1.5 million to $117.0 million as of September 30, 2022. The decrease was primarily driven by $116.1 million used to purchase OrthogenRx and $45.1 million used to repurchase shares of our common stock, partially offset by $57.2 million provided by operating activities and $125.0 million in proceeds received from the issuance of incremental long-term debt.
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
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of September 30, 2023, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis.
See Note 7, “Debt” in Item 1 of this Form 10-Q for further details regarding our debt agreements.

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared by applying certain accounting policies. See Note 1, “Accounting Policies” in Item 8, “Financial Statements and Supplementary Data” in the Form 10-K, which describes our most significant accounting policies. In addition, our critical accounting policies and estimates are presented under the caption “Critical Accounting Policies and Use of Estimates” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K. Certain of these policies require management to make estimates or assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies. See Note 1, “Accounting Policies” in Item 1 of this Form 10-Q for updates to our critical accounting policies and a discussion of recent accounting pronouncements. In the nine months ended September 30, 2023, there were no significant changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.

Item 4.    Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors
There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” of the Form 10-K, except as follows:
Ongoing regional conflicts and the related implications could have a material adverse effect on our business and results of operations.
We are subject to risks as a result of regional conflicts in different parts of the world, including the conflict between Russia and Ukraine and conflict in the Middle East. As a result of the ongoing military conflict between Russia and Ukraine, the United States and other countries have imposed significant sanctions on Russia and could impose even wider sanctions. Conflict in the Middle East could negatively affect sales of our products in that region and could give rise to embargoes on, or disruptions to, the supply of petroleum. These military conflicts and related sanctions or embargoes could damage or disrupt international commerce and the global economy. We cannot predict the broader or longer-term consequences of these conflicts, which could include further sanctions and embargoes, regional instability, geopolitical shifts, exchange rate fluctuations, financial market disruptions and economic recession. Further, these conflicts could exacerbate supply chain challenges, lead to an increase in cyberattacks from Russia and elsewhere, affect the global price and availability of key commodities, reduce our sales and earnings or otherwise have an adverse effect on our business and results of operations.
In addition, these regional conflicts may have the effect of heightening other risks disclosed in the Form 10-K, any of which could materially and adversely affect our business and results of operations. Such risks include but are not limited to interruptions in the transportation channels for the manufacture and global distribution of our products, heightened inflation, depressed levels of consumer and commercial spending, disruptions to our global technology infrastructure, adverse changes in international trade policies and relations, and the inability to implement and execute our business strategy. We are currently unable to predict the extent, nature or duration of any of these occurrences.
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
2.2
First Amendment to Purchase Agreement dated as of October 2, 023 by and between Avanos Medical, Inc. and SunMed Group Holdings, LLC, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 2, 2023

3.1	Second Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 6, 2020
3.2	Sixth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 6, 2020
31(a)	Section 302 CEO Certification, filed herewith
31(b)	Section 302 CFO Certification, filed herewith
32(a)**	Section 906 CEO Certification, furnished herewith
32(b)**	Section 906 CFO Certification, furnished herewith
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

AVANOS MEDICAL, INC.
(Registrant)

November 1, 2023	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President,
Chief Financial Officer and Chief Transformation Officer
(Principal Financial Officer)

November 1, 2023	By:	/s/ John J. Hurley
John J. Hurley
Controller
(Principal Accounting Officer)