Form 10-K
period 2023-12-31
AVANOS MEDICAL, INC.
filed 2024-02-21
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates or registrant on June 30, 2023 was $1,191,714,961.
As of February 13, 2024, there were 46,202,992 shares of Avanos Medical, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for the Avanos Annual Meeting of Stockholders to be held on April 25, 2024 is incorporated by reference into Part III.

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
•weakening of economic conditions that could adversely affect the level of demand for our products;
•pricing pressures generally, including cost-containment measures that could adversely affect the price of or demand for our products;
•fluctuations in global equity and fixed-income markets;
•our ability to successfully execute on or achieve the expected benefits of our restructuring initiative;
•supply chain issues and inflationary pressures;
•a resurgence of the ongoing COVID-19 pandemic;
•changes in the competitive environment;
•the loss of current customers or the inability to obtain new customers;
•cybersecurity threats, including breaches of or cyberattacks on our information systems;
•the ongoing regional conflicts between Russia and Ukraine and in the Middle East;
•concentration of our manufacturing operations in Mexico;
•financial conditions affecting the banking system and the potential threats to the solvency of commercial banks;
•litigation and enforcement actions;
•price fluctuations in key commodities;
•fluctuations in currency exchange rates;
•disruptions in the supply of raw materials for or the manufacture or distribution of our finished goods;
•changes in governmental regulations that are applicable to our business;
•our ability to realize the intended benefits of acquisition or merger transactions;
•changes in asset valuations including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons and
•the other matters described in Item 1A - “Risk Factors” in this Form 10-K.
You are cautioned not to unduly rely on such forward-looking statements when evaluating the information in this Form 10-K. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

ITEM 1.    BUSINESS
Overview
Avanos Medical, Inc. is a medical technology company focused on delivering clinically superior medical device solutions that help patients get back to the things that matter. Headquartered in Alpharetta, Georgia, we are committed to addressing some of today’s most important healthcare needs, including providing a vital lifeline for nutrition to patients from hospital to home, and reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market our recognized brands globally and hold leading market positions in multiple categories across our portfolio. Unless the context indicates otherwise, the terms “Avanos,” “the Company,” “we,” “our” and “us” refer to Avanos Medical, Inc. and its consolidated subsidiaries. We were originally incorporated in Delaware in 2014. The address of our principal executive offices is 5405 Windward Parkway, Suite 100 South, Alpharetta, Georgia 30004, and our telephone number is (844) 428-2667.
We conduct our business in one operating and reportable segment that provides our medical device products to healthcare providers and patients. We have manufacturing facilities in the United States and Mexico. Within our single reportable segment, we provide a portfolio of innovative product offerings focused on Digestive Health and Pain Management and Recovery to improve patient outcomes and reduce the cost of care.
Digestive Health is a portfolio of products that includes our MIC-KEY enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions. In the year ended December 31, 2023, our legacy enteral feeding tubes, which includes our MIC-KEY enteral feeding tubes, our Corpak feeding solutions and our NeoMed neonatal and pediatric feeding solutions each accounted for more than 10% of our consolidated net sales. In the year ended December 31, 2022, our legacy enteral feeding tubes and our NeoMed neonatal and pediatric feeding solutions feeding solutions each accounted for more than 10% of our consolidated net sales. In the year ended December 31, 2021, our legacy enteral feeding tubes and our Corpak feeding solutions each accounted for more than 10% of our consolidated net sales.
Pain Management and Recovery is a portfolio of non-opioid pain solutions including:
•Surgical pain and recovery products such as ON-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems. In the years ended December 31, 2023 and 2022, our ON-Q surgical pain pump individually accounted for more than 10% of our consolidated net sales. In the year ended December 31, 2021, our surgical pain products, which includes both On-Q and ambIT pumps, accounted for more than 10% of our consolidated net sales.
•Interventional pain solutions, which provide minimally invasive pain relieving therapies, such as our COOLIEF pain therapy, OrthogenRx’s knee osteoarthritis hyaluronic acid (“HA”) pain relief injection products and Trident radiofrequency ablation (“RFA”) products used to treat chronic pain conditions. In the year ended December 31, 2023, products associated with our COOLIEF pain therapy accounted for more than 10% of our consolidated net sales. In the year ended December 31, 2022, COOLIEF pain therapy products and our OrthogenRx pain relief injection products (GenVisc and TriVisc), each accounted for more than 10% of our consolidated net sales. In the year ended December 31, 2021, products associated with our COOLIEF pain therapy accounted for more than 10% of our consolidated net sales.
Acquisitions
On June 17, 2023 we entered into a definitive agreement to acquire Diros Technology Inc. (“Diros”), a leading manufacturer of innovative radiofrequency (RF) products used to treat chronic pain conditions. On July 24, 2023, we closed the acquisition of Diros for approximately $53.0 million, consisting of $2.5 million cash paid upon entry into the definitive agreement and $50.5 million in cash at closing less working capital and other adjustments, with an up to additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement (the “Diros Acquisition”). The purchase price for the Diros Acquisition was funded by available cash on hand and proceeds from our Revolving Credit Facility. For further information regarding the acquisition of Diros, see “Business Acquisition” in Note 6 to the Consolidated financial statements in Item 8 of this Form 10-K.
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), which is focused on the development and commercialization of treatments for knee pain caused by osteoarthritis (the “OrthogenRx Acquisition”). The OrthogenRx Acquisition enhanced our interventional pain portfolio. The purchase price was $130.0 million at closing less working capital adjustments, with up to an additional $30.0 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. $10.6 million of contingent cash consideration has been paid based on OrthogenRx’s 2022 net sales. The purchase price for the OrthogenRx Acquisition was funded by available cash on hand and the proceeds of borrowings, including from the incurrence of a new incremental tranche of term loans of $125.0 million, under the Company’s prior senior secured revolving credit facility.

During 2019, we completed the acquisition of substantially all the assets of Endoclear, LLC (“Endoclear”) and Summit Medical Products, Inc. (“Summit”), and we completed the acquisition of NeoMed, Inc. (“NeoMed”) (collectively, the “2019 Acquisitions”). The aggregate purchase price for the 2019 Acquisitions was $57.5 million, net of cash acquired, plus future contingent payments of $7.2 million.
Divestiture
On June 7, 2023, we entered into a Purchase Agreement (“Purchase Agreement”) by and among us and certain of our affiliates and SunMed Group Holdings, LLC (“Buyer”), pursuant to which the Buyer agreed to purchase substantially all of the assets primarily relating to or primarily used in our Respiratory Health (“RH”) business (the “RH Divestiture”). On October 2, 2023, we closed the sale of our RH business for $110.0 million in cash, subject to certain adjustments as provided in the Purchase Agreement based on the indebtedness and inventory transferred to Buyer at the closing and the chargebacks assumed by Buyer but that would otherwise have been payable by the Company and its subsidiaries on or after October 2, 2023 to distributors of the Company’s RH products located in the United States.
The RH Divestiture represents a key component of Avanos’ ongoing three-year transformation process, which was initiated in January 2023 and is aimed at accelerating the Company’s efforts to focus its portfolio on markets where it is well positioned to succeed (the “Transformation Process”).
In conjunction with the RH Divestiture, we and Buyer entered into various transition services agreements pursuant to which we, Buyer and each company’s respective affiliates provide to each other various transitional services, including, but not limited to, product manufacturing and distribution, facilities, order fulfillment, invoicing, quality assurance, regulatory support, audit support and other services. The services generally commenced on the closing date of the RH Divestiture and will terminate in no later than one to three years. For further information regarding the RH Divestiture, see “Discontinued Operations” in Note 2 to the Consolidated financial statements in Item 8 of this Form 10-K.
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
Distribution
While our products are generally marketed directly to hospitals and other healthcare providers, they are generally sold through third-party wholesale distributors, with some sales directly to healthcare facilities and other end-user customers. In 2023, approximately 43% of our net sales in North America were made through distributors. In the year ended December 31, 2023, sales to Medline Industries, McKesson Corporation, and Owens & Minor, Inc. accounted for approximately 15%, 13%, and 6% of consolidated net sales, respectively. In the year ended December 31, 2022, sales to Medline Industries, McKesson Corporation, and Owens & Minor, Inc. accounted for approximately 12%, 12%, and 5% of consolidated net sales, respectively. In the year ended December 31, 2021, sales to Medline Industries, McKesson Corporation, and Owens & Minor, Inc. accounted for approximately 13%, 11%, and 6% of consolidated net sales, respectively.
Outside North America, sales are made either directly to end-user customers or through distributors, depending on the market served. In 2023, approximately 71% of our net sales outside North America were made through wholesalers or distributors.
We utilize distribution centers in North America, Europe, Australia and Japan. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Group Purchasing Organizations
Our agreements with GPOs enables us to sell our products to their members, whether sold directly by us or through independent wholesale distributors. Agreements with GPOs are generally renewed every three years. GPOs negotiate pricing and volume purchasing discounts for hospitals, physician practices and other health care providers and institutions. Under our agreements with GPOs, we pay a fee based on sales of our products to GPO members, which is recorded as a reduction of net sales. Approximately 28% of our 2023 global net sales, including sales to wholesale distributors, were contracted through GPOs.
Competition
While no single company competes with us across the full breadth of our offerings, we face significant competition in U.S. and international markets.

There are a variety of treatment means and alternative clinical practices to address pain management and recovery and digestive health. We face competition from these alternative treatments, as well as improvements and innovations in products and technologies by our competitors. Major competitors include, among others:
•Digestive Health: Boston Scientific Corporation, Cook Medical and Applied Medical Technology, Inc.
•Pain Management and Recovery: Boston Scientific Corporation, Pacira Pharmaceuticals, Inc., Stryker Corporation, Medtronic plc, Pajunk Medical Systems, Nice Recovery Systems and Bioventus, Inc.
In developing and emerging markets, alternative clinical practices and different standards of care are our primary competition.
While we believe that the number of procedures using our products will grow due, in part, to increasing global access to healthcare, we expect that our ability to compete with other providers of similar products will be impacted by rapid technological advances, pricing pressures and third-party reimbursement practices. We continue to defend our market positions and launched two new products in the U.S. market in 2023. We believe that our key product characteristics, such as proven efficacy, reliability and safety, along with our product launch capability, efficient manufacturing processes, and our established distribution network, field sales organization and customer service group, are important factors that distinguish us from our competitors.
Research and Development
We continuously engage in research and development to commercialize new products and enhance the effectiveness, reliability and safety of our existing products. We incurred research and development costs of $27.2 million in 2023, $29.2 million in 2022 and $30.6 million in 2021. These amounts consisted primarily of salaries and related expenses for personnel, product trial costs, outside laboratory and license fees, the costs of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. We intend to continue our research and development efforts as a key strategy for growth.
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
We hold numerous patents and have numerous patent applications pending in the United States and other countries that relate to the technology used in many of our products. We utilize patents in our Pain Management and Recovery and Digestive Health products. These patents generally expire between 2024 and 2042. None of the patents we license from third parties are material to our business.
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
Employee demographics presented in the table below represent the number of employees as of December 31, 2023:

Global Employees	2023	% of Total
United States	881	23.3%
Mexico	2,665	70.7%
Latin America	10	0.3%
Europe, Middle East and Africa	108	2.9%
Asia Pacific	107	2.8%
Total	3,771
Compensation
We strive to compensate employees competitively and fairly in markets throughout the world. Compensation for salaried employees is strongly tied to performance objectives. Salaried employees above a certain pay grade have a substantial portion of their total compensation subject to performance objectives. More about the compensation paid to our executive officers can be found in the proxy statement relating to our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”).
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
Employee Engagement
We believe that employees who are engaged in their roles, treated as partners in the business and recognized for their efforts, are more satisfied and productive. Our goal is to ensure that each of our more than 3,700 employees understands how they contribute to the Company’s innovation and growth. This is accomplished through an employee recognition program and ongoing, two-way communications, including videos and podcasts, that allow employees to engage with and hear directly from members of the executive team.

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
Health and Safety; COVID-19 Response
We are committed to protecting our employees everywhere we operate. We identify potential risks associated with workplace activities in order to develop measures to mitigate possible hazards. In addition, we support employees with safety training and put specific programs in place for those working in potentially hazardous environments. In addition to offering a comprehensive health and benefits package, we sponsor a variety of wellness initiatives, including an Employee Assistance Program, health assessments, and Company-sponsored challenges that foster healthy habits.
We took additional measures during the COVID-19 pandemic, including implementing new safety protocols and guidelines as recommended by federal, state, local and foreign governments. When they reopened, our offices did so with strict safety and hygiene guidelines. Employees at our administrative offices generally follow a hybrid model that combines working in the office and working from home.
Diversity and Inclusion
We are an equal opportunity employer committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status or other legally protected characteristic. Our commitment to diversity, equity and inclusion (“DE&I”) is aligned to foster the company’s success as we continue to grow our business and develop our workforce. Our commitment is also reflected in the important role that our DE&I Council plays in our governance practices. Founded in 2021, the DE&I Council is comprised of employees from various salary levels, functional departments and geographic regions throughout Avanos. In 2023, we took the next significant step forward in our DE&I journey by transitioning the DE&I Council leadership from a volunteer organization to an official responsibility of our Human Resources (HR) organization. The DE&I Council includes representatives from all the global regions in which the Company operates.
The following table shows various diversity metrics for the Company as of December 31, 2023.

Employee Diversity	2023
Women - global director and above(a)	31.4%
Ethnically diverse - U.S. director and above(a)	17.4%
Women - global salaried employees	46.3%
Ethnically diverse - U.S. salaried employees	31.6%
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
We rely on the proper function, security and availability of our information technology systems and data, as well as those of third parties, to operate our business, and a breach of our information technology systems, or our failure to effectively integrate AI into our information technology systems and operations, could have a material adverse effect on our business.
We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. Our information technology systems may fail to perform as anticipated, and we may encounter difficulties in implementing new systems, adapting these systems to changing technologies or expanding them to meet the future needs and growth of our business. Our information technology systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems. This enables us to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards and changes in the techniques used to prevent unauthorized access to our data and information systems. There can be no assurance that these efforts will be successful or that systems issues will not arise in the future.
In addition, the development, adoption and use of generative artificial intelligence, or AI, technology presents opportunities and risks. AI technology is still in an early stage of development, and we are still assessing how to incorporate AI technology into our information technology systems and operations. We are developing a policy with guardrails to address AI-related risks associated with data privacy, cybersecurity and copyright and intellectual property protections. Our failure to effectively integrate AI into our information technology systems and operations could therefore have a material adverse effect on our business.

Furthermore, from time to time we consummate new business acquisitions. We face risks associated with defects and vulnerabilities in acquired businesses’ systems and difficulties or disruptions in connection with the integration of such acquisitions into our own information technology systems.
Lastly, our information technology systems may be subjected to damage or interruption from power outages, computer and telecommunication failures, usage errors by our employees, security breaches, computer viruses or other malicious codes, unauthorized access attempts and cyber, phishing- or ransomware attacks. Furthermore, we rely on third-party vendors to support certain aspects of our information technology systems and to store certain information. These third parties could also be subject to these types of attacks. These attacks could result in our intellectual property and other confidential information, including personal health information, being lost or stolen, disruption of our operations, loss of reputation and other negative consequences, such as increased costs for security measures or remediation costs and diversion of management attention. While we will continue to implement additional protective measures to reduce the risk of and detect future cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. There can be no assurance that our protective measures will prevent future attacks that could have a material adverse effect on our business.
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
Our business and operations are subject to risks related to global climate change.
Global climate change presents risks to our business. Shifts in weather patterns caused by climate change are expected to increase the frequency, severity and duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, wildfires, droughts, extreme temperatures and flooding. Such extreme weather conditions and the other conditions caused by or related to climate change could increase our operational costs; pose physical risks to our facilities and those of our customers and suppliers; and adversely impact various aspects of our business, including our supply chain, our manufacturing and distribution networks, the availability and cost of raw materials and components, the energy supply, transportation, and other inputs necessary for the operation of our business. In addition, more stringent environmental laws and regulations that are designed to mitigate the effects of climate change may result in increased costs to operate our business, increased compliance costs and adverse impacts on raw material sourcing, our manufacturing operations and the distribution of our products. Such developments could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

A resurgence of the COVID-19 pandemic could adversely impact our business operations, financial condition, results of operations and cash flows.
The COVID-19 pandemic caused significant volatility in the global financial markets, caused disruption in global supply and distribution channels and caused us to modify certain of our business practices (including with respect to remote work policies and physical participation in meetings and other events). While the COVID-19 pandemic has subsided, new mutations to the virus could lead to a resurgence of the pandemic.
The impact of such a resurgence would depend on a number of factors which are uncertain and unpredictable, including the severity, extent and duration of the new outbreak and the potential severe adverse financial impact the outbreak could have on our customers. A resurgence of the COVID-19 pandemic could result in delays in payments on outstanding accounts receivable, manufacturing, distribution and supply chain disruptions, decreased customer demand for our products, and other adverse effects.
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
Many of our key products are manufactured at single locations, with limited alternate facilities. In addition, the majority of our manufacturing output is concentrated at the two manufacturing facilities that we operate in Mexico. If one or more of these facilities experience damage, or if these manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, including natural disasters, pandemics or other health emergencies (such as the COVID-19 pandemic), political instability, government actions, prolonged power or equipment failures or labor dispute, it may not be possible to timely manufacture the relevant products at previous levels or at all. A reduction or interruption in any of these manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may not successfully execute on or achieve the expected benefits of our restructuring initiative.
In January 2023, we initiated a three-year restructuring initiative pursuant to which we: (i) have combined our Chronic Care and Pain Management franchises into a single commercial organization focused on the Digestive Health and Pain Management and Recovery product categories; (ii) plan to rationalize our product portfolio including certain low-margin, low-growth product categories, through targeted divestitures; (iii) have undertaken additional cost management activities to enhance our operating profitability; and (iv) plan to pursue efficient capital allocation strategies, including through acquisitions that meet our strategic and financial criteria. The restructuring initiative is subject to a variety of known and unknown risks and uncertainties, including the potential that we may not be able to: (i) successfully execute on the restructuring initiative or (ii) achieve the anticipated benefits and cost-saving opportunities identified in the restructuring initiative. In addition, the expected benefits and cost-saving opportunities related to the restructuring initiative may take longer to realize than expected. Further, implementation of the restructuring initiative could be disruptive to our operations and result in reduced employee morale. Failure to fully realize or maintain the anticipated benefits of the restructuring initiative could have a material adverse impact on our business, results of operations, financial condition and cash flows.
We may not achieve the expected benefits of our divestiture activities.
One of the objectives of the Transformation Process is the rationalization of our product portfolio through targeted divestitures such as the RH Divestiture. The RH Divestiture represents a key component of the Transformation Process, and is aimed at accelerating the Company’s efforts to focus its portfolio on markets where it is well positioned to succeed. Any divestiture we undertake is subject to a variety of known and unknown risks and uncertainties, including the potential that we may not be able to achieve the anticipated benefits of such divestiture. In addition, the expected benefits related to any divestiture may take longer to realize than expected. Further, any divestiture could be disruptive to our operations and result in reduced employee morale. Failure to fully realize the anticipated benefits of any divestiture could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Ongoing regional conflicts and the related implications could have a material adverse effect on our business and results of operations.
We are subject to risks as a result of regional conflicts in different parts of the world, including the conflict between Russia and Ukraine and conflict in the Middle East. As a result of the ongoing military conflict between Russia and Ukraine, the United States and other countries have imposed significant sanctions on Russia and could impose even wider sanctions. Conflict in the Middle East could negatively affect sales of our products in that region and could give rise to embargoes on, or disruptions to, the supply of petroleum. These military conflicts and related sanctions or embargoes could damage or disrupt international commerce, shipping, supply chains and the global economy. We cannot predict the broader or longer-term consequences of these conflicts, which could include further sanctions and embargoes, regional instability, geopolitical shifts, exchange rate fluctuations, inflation, financial market disruptions and economic recession. Further, these conflicts could exacerbate supply chain challenges, lead to an increase in cyberattacks from Russia and elsewhere, affect the global price and availability of key commodities, reduce our sales and earnings or otherwise have an adverse effect on our business and results of operations.
In addition, these regional conflicts may have the effect of heightening other risks disclosed in this Item 1A, any of which could materially and adversely affect our business and results of operations. Such risks include but are not limited to interruptions in the transportation channels for the manufacture and global distribution of our products, heightened inflation, depressed levels of consumer and commercial spending, disruptions to our global technology infrastructure, adverse changes in international trade policies and relations, and the inability to implement and execute our business strategy. We are currently unable to predict the extent, nature or duration of any of these occurrences.
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
•Supplier quality issues;
•A resurgence of the COVID-19 pandemic or other pandemics, epidemics or infectious disease outbreaks;
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
Inflationary pressures have increased due to general macroeconomic factors as well as the global supply chain disruptions, labor shortages and other factors. We expect those inflationary trends to continue for the foreseeable future. These inflationary pressures have affected our manufacturing costs, operating expenses (including wages) and other expenses. We may not be able to pass these cost increases on to our customers in a timely manner, which could have an impact on our gross margins and profitability. In addition, inflation has resulted in higher interest rates and could otherwise adversely impact the macroeconomic environment, which in turn could adversely impact our customers and their ability or willingness to purchase our products. Our inability to successfully manage the effects of inflation could have a material adverse effect on our business, results of operations and cash flows.
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
We are subject to risks related to our manufacturing operations in Mexico.
Our manufacturing facilities in Mexico are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows us to import certain items from the United States into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations. Failure to comply with these regulations, ceasing to qualify for Maquiladora status or other disruptions within the program would cause our manufacturing costs in Mexico to increase and could adversely affect our business, results of operations, financial condition and cash flows.
In addition, Mexico periodically experiences heightened civil unrest, and certain areas of the country suffer from persistent criminal activity, both of which could interfere with our manufacturing operations, cause transportation delays or stoppages and otherwise disrupt the supply of products to and from our facilities.
Further, we have experienced inflationary pressure on our labor and other costs in Mexico. Continued increases in such costs could adversely affect our business, results of operations, financial condition and cash flows. These pressures may be exacerbated by exchange rate fluctuations in the Mexican peso.
These risks, as well as certain other risks described generally in this Item 1A as they relate specifically to Mexico (including, without limitation, the risk of currency rate fluctuations, the risk of manufacturing interruptions and the risk of doing business outside the United States), could adversely affect our business, results of operations, financial condition and cash flows.
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
While we have in the past engaged, and may in the future engage, in various hedging transactions in attempts to minimize the effects of foreign currency exchange rate fluctuations, there can be no assurance that these hedging transactions will be effective. Changes in the relative values of currencies occur regularly and could have an adverse effect on our business, results of operations, financial condition and cash flows. Our exposure to currency exchange rate fluctuations is heightened due to the concentration of our manufacturing operations in Mexico. For example, a hypothetical appreciation of 10% in the value of the Mexican peso in relation to the U.S. dollar would have negatively impacted operating profit for the year ended December 31, 2023 by approximately $0.7 million.
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
Most of our manufacturing facilities are located outside the United States in Mexico. We also may use contract manufacturers outside the United States from time to time and may source many of our raw materials and components from foreign suppliers. We distribute and sell our products globally. In 2023, approximately 20% of our net sales were generated outside of North America and we expect this percentage will grow over time. Our operations outside of the United States are subject to risks that are inherent in conducting business internationally, including compliance with both United States and foreign laws and regulations that apply to our international operations. These laws and regulations include robust data privacy requirements, labor relations laws that may impede employer flexibility, tax laws, anti-competition regulations, import, customs and trade restrictions, export requirements, economic sanction laws, environmental, health and safety laws, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. Given the high level of complexity of these laws, there is a risk that some provisions may be violated inadvertently or through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. In addition, these laws are subject to changes, which may require additional resources or make it more difficult for us to comply with these laws. Violations of the laws and regulations governing our international operations could result in fines or criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to manufacture or distribute our products in one or more countries and could have a material adverse effect on our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, results of operations, financial condition and cash flows. Our success depends, in part, on our ability to anticipate and prevent or mitigate these risks and manage difficulties as they arise.
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
Financial conditions affecting the banking system and financial markets and the potential threats to the solvency of commercial banks, investment banks and other financial institutions may have an adverse effect on our operations and the operations of companies with which we do business or in which we hold a minority stake. There can be no assurance that the actions taken by the Federal Reserve, the Treasury Department and the Federal Deposit Insurance Corporation since early 2023 in response to bank solvency concerns will achieve the purpose of stabilizing the financial markets, restoring consumer confidence, or have other intended effects. Concerns about the stability of financial markets and the solvency of lenders may cause further negative effects across the banking system and may cause the costs of obtaining financing from the credit markets to increase, which may limit our ability to secure adequate financing in the future or have other negative effects on our business operations, financial condition, results of operations and cash flows.
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
The price at which Avanos common stock trades has fluctuated and may continue to fluctuate significantly. The market price, or fluctuations in price, for Avanos common stock may be negatively influenced by many factors, including:
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. Cybersecurity
Avanos has implemented a comprehensive cybersecurity program to identify, assess and manage material risks from cybersecurity threats. In addition, we have instituted executive management and board oversight of the risks arising from cybersecurity threats.
Cybersecurity Risk Management and Strategy.
We have a proactive strategy to manage the material risks stemming from cybersecurity threats. Our cybersecurity program follows the Cybersecurity Framework as defined by the National Institute of Standards and Technologies. The Cybersecurity program is the responsibility of our internal IT Security Team, which is overseen by our Vice President, Chief Information Officer (the “CIO”).
Our cybersecurity program includes the following key elements:
•Identification. Avanos maintains an inventory of IT assets, comprising hardware and software, as well as the associated risk profiles of those systems and applications. We utilize a risk management strategy and annual risk assessment process to identify key risk areas based on the holistic threat landscape facing Avanos and our industry. To define that threat landscape, we utilize threat intelligence feeds, such as those provided by Health Information Sharing and Analysis Center (H-ISAC) and a third-party vendor, to determine security threats to the Company and other healthcare and life science organizations.

•Protection. We utilize multiple intrusion protection systems and processes to protect our technology assets. These protections include Identity and Access Management (IAM), Privileged Access Management (PAM), Multi-Factor Authentication (MFA), Vulnerability Management, Endpoint Detection and Response (EDR), Advanced Anti-Phishing and Awareness trainings, Network and Cloud Security and other protective technologies. Annual audits are conducted to assess these controls.
Our cybersecurity protection strategy incorporates a Vulnerability Management process and solution to assist in the identification of potential vulnerabilities in our systems. If vulnerabilities are identified, we utilize a follow-on process to remediate such vulnerabilities. A third-party software-as-a-service (SaaS) provider conducts code scanning and vulnerability assessments of our external-facing websites. Furthermore, multiple cybersecurity controls exist on and around our servers and end-user systems to prevent unauthorized system and data access and data leakage. Additionally, third-party vendors conduct yearly penetration tests to search for risks to our systems utilizing techniques commonly used by bad actors.
•Detection. Avanos has a formal framework consisting of people, processes and technologies dedicated to monitoring, detecting and responding all security events. We utilize multiple intrusion detection systems and processes. These include user access reviews to determine appropriate access to systems and data and a Security Identity and Event Management (SIEM) software solution, which consists of system logs with correlation logic to identify malicious activity. Logs and alerts cover the network, devices, applications and email.
•Response. We have an incident response plan for cybersecurity incidents and conduct response planning with tabletop exercises. We have engaged a third party to assist with forensic investigations and expert support when needed. When a cybersecurity incident is identified by our IT Security Director and Security Team, our CIO and other members of our IT team are alerted. Incidents are classified by severity with predefined definitions, actions and notifications for each severity level. Incidents that are defined as medium, high or critical are reported the Chief Financial Officer, Principal Accounting Officer, General Counsel and CIO to determine materiality and associated public disclosure steps. For these incidents, we engage our third-party forensic partner to assist with containment, remediation and issuing a report on the incident.
•Recovery. Our dedicated security operations team, defined incident response plan and third party forensic partner are employed to contain and recover from an incident. In addition, the IT organization conducts an annual disaster recovery exercise. Following an incident, the IT Security Team conducts a post-mortem to identify opportunities to improve our cybersecurity program. Any follow-up communications are provided as part of the recovery process.
Controls assessments are completed annually with respect to any remediation activities that have been identified and completed as part of the cybersecurity program. Avanos engages third-party vendors to conduct assessments and deliver their recommendations for improvement annually. Where appropriate, third-party vendors also assist with remediation projects.
We have a third-party risk management program. Prior to engaging third-party service providers, we conduct a cybersecurity risk assessment and utilize a third-party exchange service to gather security posture ratings across all of the third party’s IT security, compliance and data privacy domains.
We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, which have materially affected or are reasonably likely to affect us, including our business strategy, results of operation or financial condition.
Governance
Our Audit Committee is responsible for overseeing risks from cybersecurity threats. At each meeting of the Audit Committee, our CIO provides a report on cybersecurity matters. The Audit Committee’s cybersecurity-related oversight includes the following:
•Receiving notice of, and providing guidance with respect to, material cybersecurity incidents;
•Reviewing our cybersecurity threat landscape, risks and cybersecurity programs and policies;
•Overseeing our management and mitigation of cybersecurity risks and potential breach incidents;
•Reviewing our technology and information systems strategies and trends that may affect these strategies;
•Reviewing reports and key metrics on the Company’s cybersecurity and related risk management programs;
•Reviewing the progress of major technology-related proposals, plans, projects and architecture decisions to ensure that these projects and decisions support our overall business strategy; and
•Reviewing and providing oversight on the Company’s crisis preparedness with respect to cybersecurity.
During the year ended December 31, 2023, our Audit Committee met four times.

Our CIO (who has 14 years of cybersecurity experience) and our Associate Director of Global Cybersecurity (who has 25 years of cybersecurity experience) are the members of our management team who are responsible for assessing and managing our material risks from cybersecurity threats. Our CIO is a member of the Incident Response Team, and the Director of Global Cybersecurity is a member of our internal IT Security Team and the Incident Response Team.
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

Location	Country	Owned/Leased
Nogales	Mexico	Owned
Nogales*	Mexico	Leased
Tucson, Arizona	USA	Leased
Magdalena*	Mexico	Leased
Tijuana	Mexico	Leased
Markham	Canada	Leased
__________________________________________
* Pursuant to the RH Divestiture, these leases, along with substantially all the assets located at these facilities that relate to our RH business, will be transferred to Buyer on a delayed basis pursuant to the term of the Purchase Agreement.
ITEM 3.    LEGAL PROCEEDINGS
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. At present, although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate resolution of any pending legal proceeding to which we are a party will not have a material adverse effect on our business, financial condition, results of operations or liquidity. See “Commitments and Contingencies” in Note 14 to the consolidated financial statements in Item 8 of this Form 10-K for a description of current legal matters.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Avanos common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “AVNS”. We did not pay any dividends on our common stock in the years ended December 31, 2023 and 2022 and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
As of February 13, 2024, we had 9,469 holders of record of our common stock. No unregistered securities were sold by the Company within the past three years, and neither the Company nor any affiliated purchaser purchased any equity securities of the Company, other than repurchases described under “Share Repurchase Program” in Note 17 to the consolidated financial statements in Item 8 of this Form 10-K.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
Performance
The following graph compares the cumulative total return of our common stock from December 31, 2018 through December 31, 2023 with the cumulative return of companies comprising the Standard and Poor’s S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index. The graph plots the change in value of an initial investment of $100 in each of our common stock, the S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends, and therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
AVNS
S&P MidCap 400
S&P 500 Health Care Equipment and Services

The preceding chart is based on the following data:

	AVNS	S&P MidCap 400	S&P 500 Health Care Equipment and Services
December 31, 2018	$100.00	$100.00	$100.00
December 31, 2019	72.98	123.57	145.98
December 31, 2020	99.35	147.80	174.51
December 31, 2021	75.08	193.51	230.55
December 31, 2022	58.60	177.16	222.78
December 31, 2023	48.57	216.46	240.90
ITEM 6.    Reserved

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Avanos is a medical technology company focused on delivering clinically superior medical device solutions that help patients get back to the things that matter. We are committed to addressing some of today’s most important healthcare needs, including providing a vital lifeline for nutrition to patients from hospital to home, and reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market our recognized brands globally and hold leading market positions in multiple categories across our portfolio.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, financial condition and prospects and should be read in conjunction with the consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The following will be discussed and analyzed:
•Restructuring Activities;
•Divestiture of the Respiratory Health Business;
•Discontinued Operations;
•Business Acquisitions;
•Results of Operations and Related Information;
•Liquidity and Capital Resources;
•Critical Accounting Policies and Use of Estimates; and
•Legal Matters.
Restructuring Activities
In January 2023, we initiated a three-year restructuring initiative pursuant to which we: (i) have combined our Chronic Care and Pain Management franchises into a single commercial organization focused on the Digestive Health and Pain Management and Recovery product categories; (ii) plan to rationalize our product portfolio, including certain low-margin, low-growth product categories, through targeted divestitures; (iii) have undertaken additional cost management activities aimed at enhancing the Company’s operating profitability; and (iv) plan to pursue efficient capital allocation strategies, including through acquisitions that meet the Company’s strategic and financial criteria (the “Transformation Process”).
By 2025, we expect total gross savings of between $45.0 million and $55.0 million compared to 2022, most of which will be achieved in 2024. We expect the Transformation Process will be substantially complete by the end of 2025.
We expect to incur up to $30.0 million of cash expenses in connection with the Transformation Process, consisting of between $9.0 million and $12.0 million of program management consulting and employee retention expenses, between $8.0 million and $11.0 million of expenses associated with manufacturing and supply chain improvements and portfolio rationalization; and the remainder for expenses associated with organization design and alignment and other related activities. These amounts include between $6.0 million and $8.0 million of employee severance and benefits costs. The accompanying consolidated income statements for the year ended December 31, 2023 include $28.2 million of costs incurred in connection with the Transformation Process in “Selling and general expenses.”
Divestiture of the Respiratory Health Business
On October 2, 2023, we closed the sale of our Respiratory Health (“RH”) business to SunMed Group Holdings, LLC (“Buyer”) for a total purchase price of $110.0 million in cash, subject to certain adjustments as provided in the Purchase Agreement based on the indebtedness and inventory transferred to Buyer at the closing and the chargebacks assumed by Buyer but that would otherwise have been payable by the Company and its subsidiaries on or after October 2, 2023 to distributors of the Company’s RH products located in the United States (the “RH Divestiture”).
The RH Divestiture represents a key component of the Transformation Process, and is aimed at accelerating the Company’s efforts to focus its portfolio on markets where it is well positioned to succeed.
In conjunction with the RH Divestiture, we and Buyer entered into various transition services agreements pursuant to which we, Buyer and each company’s respective affiliates will provide to each other various transitional services, including, but not limited to, product manufacturing and distribution, facilities, order fulfillment, invoicing, quality assurance, regulatory support, audit support and other services. The services generally commenced on the closing date of the Divestiture and terminate no later than one to three years thereafter.

Discontinued Operations
As a result of the RH Divestiture, the results of operations from our RH business are reported as “(Loss) income from discontinued operations, net of tax” and the related assets and liabilities are classified as “held for sale” in the consolidated financial statements.
Net sales from discontinued operations were $100.9 million in the year ended December 31, 2023, compared to $135.9 million and $157.6 million in the years ended December 31, 2022 and 2021, respectively. The decrease in net sales was primarily driven by lower volume along with unfavorable currency effects. We recognized a loss on disposal of the RH business, and accordingly, we recorded impairment of $70.8 million against assets in the disposal group, which is included in “(Loss) income from discontinued operations, net of tax.”
Business Acquisitions
On June 17, 2023 we entered into a definitive agreement to acquire Diros Technology, Inc. (“Diros”), a leading manufacturer of innovative radiofrequency (“RF”) products used to treat chronic pain conditions. On July 24, 2023, we closed the acquisition of Diros for approximately $53.0 million, consisting of $2.5 million cash paid upon entry into the definitive agreement and $50.5 million in cash at closing less working capital and other adjustments, with up to an additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement. The purchase price for the Diros Acquisition was funded by proceeds from our Revolving Credit Facility.
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, which is focused on the development and commercialization of treatments for knee pain caused by osteoarthritis. The initial purchase price for the OrthogenRx Acquisition was $130.0 million at closing less working capital adjustments, with up to an additional $30.0 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023.
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
Net Sales
Our net sales are summarized in the following table for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year Ended December 31,
	2023	2022	Change	2021	Change
Digestive Health	$371.6	$340.4	9.2%	$322.2	5.6%
Pain Management and Recovery:
Surgical pain and recovery	139.2	160.1	(13.1)%	162.7	(1.6)%
Interventional pain	162.5	183.6	(11.5)%	102.1	79.8%
Total Pain Management and Recovery	301.7	343.7	(12.2)%	264.8	29.8%
Total Net Sales	$673.3	$684.1	(1.6)%	$587.0	16.5%

	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Net Sales - percentage change 2023 vs. 2022	(1.6)%	(1.7)%	0.3%	(0.2)%	—%
Net Sales - percentage change 2022 vs. 2021	16.5%	17.5%	0.7%	(1.6)%	(0.1)%
______________________________
(a)Volume includes incremental sales from acquisitions.
(b)Other includes rounding.

Product Category Descriptions
Digestive Health is a portfolio of products such as our MIC-KEY enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions.
Pain Management and Recovery is a portfolio of products including:
•Surgical pain and recovery products such as ON-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems; and
•Interventional pain solutions, which provide minimally invasive pain relief therapies, such as our COOLIEF pain therapy, OrthogenRx’s knee osteoarthritis HA pain relief injection products and Diros’ RFA products used to treat chronic pain conditions.
Net Sales - 2023 Compared to 2022
Net sales decreased by 1.6% to $673.3 million for the year ended December 31, 2023, primarily due to lower volume in the Pain Management and Recovery portfolio (primarily lower HA sales), partially offset by continued strong demand for Digestive Health products. In addition to volume, 0.3% of favorable pricing was offset by 0.2% of unfavorable foreign currency translation effects.
Net Sales - 2022 Compared to 2021
Net sales increased by 16.5% to $684.1 million for the year ended December 31, 2022, primarily due to incremental revenue from the OrthogenRx acquisition and strong demand for Digestive Health products, in addition to 0.7% of favorable pricing, which was partially offset by 1.6% of unfavorable foreign currency translation effects.
Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Year Ended December 31,
	2023	2022	Change	2021	Change
North America	$537.9	$552.0	(2.6)%	$449.1	22.9%
Europe, Middle East and Africa	84.1	77.4	8.7	86.1	(10.1)
Asia Pacific and Latin America	51.3	54.7	(6.2)	51.8	5.6
Total Net Sales	$673.3	$684.1	(1.6)%	$587.0	16.5%
Gross Profit (in millions)

	Year Ended December 31,
	2023	2022	2021
Net sales	$673.3	$684.1	$587.0
Cost of products sold	293.6	289.9	287.8
Gross profit	379.7	394.2	299.2
Gross profit margin	56.4%	57.6%	51.0%
Cost of products sold increased from $289.9 million to $293.6 million during the year ended December 31, 2023, primarily driven by unfavorable product mix, partially offset by improved manufacturing efficiencies. In the year ended December 31, 2023, gross profit margin decreased from 57.6% to 56.4%.
Cost of products sold increased from $287.8 million to $289.9 million during the year ended December 31, 2022, primarily driven by higher freight costs and delays in returning our manufacturing operations to pre-pandemic efficiency levels. In the year ended December 31, 2022, gross profit margin increased from 51.0% to 57.6% driven by high volume, primarily due to incremental revenue from the OrthogenRx acquisition and strong demand for digestive health products .
Research and Development (in millions)

	Year Ended December 31,
	2023	2022	2021
Research and development	$27.2	$29.2	$30.6
Percentage of net sales	4.0%	4.3%	5.2%

Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. Research and development has historically been between 4% and 6% of net sales.
Selling and General Expenses (in millions)

	Year Ended December 31,
	2023	2022	2021
Selling and general expenses	$335.0	$326.5	$285.3
Percentage of net sales	49.8%	47.7%	48.6%
Selling and general expenses increased from $326.5 million in 2022 to $335.0 million in 2023, driven by higher selling costs, non-recurring expenses associated with the ongoing Transformation Process and the RH Divestiture, as well as compliance costs associated with the EU MDR.
In the year ended December 31, 2022, selling and general expenses increased from $285.3 million in 2021 to $326.5 million in 2022, driven by higher selling costs, along with consulting costs associated with evaluating and planning for the Transformation Process, compliance costs associated with the EU MDR and higher acquisition-related costs.
Other Expense, net (in millions)

	Year Ended December 31,
	2023	2022	2021
Other expense, net	$13.3	$3.0	$22.3
Percentage of net sales	2.0%	0.4%	3.8%
Other expense, net increased from $3.0 million in 2022 to $13.3 million in 2023 primarily due to litigation and legal costs of $10.0 million. Legal and litigation costs were incurred as the result of the settlement related to a customer claim.
Other expense, net decreased from $22.3 million in 2021 to $3.0 million in 2022 primarily due to lower legal costs and completion of a restructuring initiated in the fourth quarter of 2020 (the “2020 Restructuring”) and plans related to the divestiture of our Surgical and Infection Prevention (“S&IP”) business in 2018 (the “S&IP Divestiture”). Other expense, net includes litigation and legal costs of $15.0 million in the year ended December 31, 2021. Legal and litigation costs were incurred for matters described in “Commitments and Contingencies” in Note 14 to the consolidated financial statements in Item 8 of this Form 10-K.
Operating Profit (Loss) (in millions)

	Year Ended December 31,
	2023	2022	2021
Operating profit (loss)	$4.2	$35.5	$(39.0)
Operating profit margin	0.6%	5.2%	(6.6)%
The items previously described drove operating profit to $4.2 million in the year ended December 31, 2023 compared to operating profit of $35.5 million and operating loss of $39.0 million, respectively, in the years ended December 31, 2022 and 2021.

Adjusted Operating Profit (Loss)
A reconciliation of adjusted operating profit (loss), a non-GAAP measure, to operating profit (loss) is provided in the table below (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating profit (loss), as reported (GAAP)	$4.2	$35.5	$(39.0)
COVID-19 related expenses	—	—	0.3
2020 Restructuring charges	—	—	12.4
Post-Divestiture restructuring and transition charges	—	—	14.1
Acquisition and integration-related charges	3.3	3.4	1.6
Restructuring and transformation charges	28.2	—	—
Divestiture-related charges	6.0	—	—
EU MDR Compliance	3.7	6.9	4.0
Litigation and legal	10.0	—	15.0
Other items	—	3.8	—
Intangibles amortization	24.3	23.6	14.6
Adjusted Operating Profit (Loss) (non-GAAP)	$79.7	$73.2	$23.0
The items noted in the table above are described below:
On a GAAP basis, operating income increased compared to the prior year due to higher sales, lower legal costs and completion of restructuring activities, partially offset by higher selling costs.
Items impacting operating results include the following:
COVID-19 related expenses: As a result of the recent COVID-19 pandemic, we incurred incremental expenses for additional personal protective equipment for our manufacturing employees, sanitation at our facilities and other costs. We incurred no COVID-19 related costs in the years ended December 31, 2023 and 2022. We incurred $0.3 million of COVID-19 related costs in the year ended December 31, 2021.
2020 Restructuring charges: We incurred no 2020 Restructuring-related costs in the years ended December 31, 2023 and 2022. We incurred $12.4 million of costs in the year ended December 31, 2021, in connection with the 2020 Restructuring.
Post-S&IP Divestiture restructuring and transition charges: These charges were associated with the post-S&IP Divestiture restructuring plan, a multi-phase restructuring plan intended to align our organizational structure, IT platform, supply chain and distribution channels to be more appropriate for our business following the divestiture of the Surgical and Infection Prevention (“S&IP”) business. We incurred no costs associated with the post-S&IP divestiture restructuring plan in the years ended December 31, 2023 and 2022. We incurred $14.1 million of costs in connection with the post-S&IP divestiture restructuring plan for the year ended December 31, 2021.
Acquisition and integration-related charges: We incurred $3.3 million, $3.4 million and $1.6 million of costs in connection with acquisition and integration activities for the years ended December 31, 2023, 2022 and 2021, respectively. Expenses incurred during 2023 were related to the acquisition of Diros and OrthogenRx. Expenses incurred in the prior periods were for integrations of earlier acquisitions.
Restructuring and transformation charges: In January 2023, we initiated the Transformation Process, a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies. In the year ended December 31, 2023, we incurred expenses of $28.2 million related to the Transformation Process which consisted of costs associated with program management consulting and employee retention expenses and employee severance and benefits costs.
RH Divestiture related charges: In conjunction with the divestiture of our RH business, we incurred accounting, legal and other professional fees of approximately $6.0 million for the year ended December 31, 2023.
EU MDR Compliance: The EU MDR became effective in 2021 and brings significant new requirements for many of our medical devices. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We incurred $3.7 million, $6.9 million and $4.0 million of costs related to EU MDR compliance in the years ended December 31, 2023, 2022 and 2021 respectively.
Other items: In the year ended December 31, 2023, we incurred no costs associated with other items. In the year ended December 31, 2022, we incurred $3.8 million of expenses in connection with evaluating and planning for the Transformation Process. These costs consisted of $2.6 million of consulting costs associated with evaluation of overall scope and alternatives for transforming our business, and $1.2 million for the impairment of certain assets associated with research and development projects that were cancelled.
Litigation and legal: In the year ended December 31, 2023,we incurred $10.0 million of costs for litigation matters. This expense was for a settlement related to a customer claim and is included in “Other expense, net”. We incurred no costs for litigation matters in the year ended December 31, 2022 and $15.0 million of expenses for certain litigation matters in the year ended December 31, 2021, which are included in “Other expense, net.” In 2021, costs include amounts associated with a $22.2 million payment related to a Deferred Prosecution Agreement (the “DPA”) with the United Sates Department of Justice (the “DOJ”), which is described in “Commitments and Contingencies” in Note 14 to the consolidated financial statements in Item 8 of this Form 10-K.
Intangibles amortization: Intangibles amortization is related primarily to the amortization of intangibles acquired in prior business acquisitions and was $24.3 million, $23.6 million and $14.6 million, respectively, in the years ended December 31, 2023, 2022 and 2021. The increase in amortization in the year ended December 31, 2023 is due to incremental amortization of intangibles acquired with Diros in Q3 2023.
Our non-GAAP measures excludes certain items, as applicable, for the relevant time periods as indicated in the “Operating Profit” table above. The excluded items include:
•Incremental expenses associated with altering operations in response to the COVID-19 pandemic.
•Expenses associated with restructuring activities, including IT-related charges.
•Expenses associated with post-RH Divestiture and post-S&IP divestiture transition activities.
•Certain acquisition and integration charges related to the acquisitions of Diros, OrthogenRx and GameReady.
•Expenses associated with our three-year restructuring initiative.
•Expenses for accounting, legal and other professional fees associated with the divestiture of our RH business.
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

Interest Expense
Interest expense was $15.0 million, $10.0 million and $3.3 million in the years ended December 31, 2023, 2022 and 2021, respectively. In the year ended December 31, 2022, interest expense includes an early extinguishment loss of $1.1 million incurred upon terminating our Prior Credit Agreement (as defined below) on June 24, 2022. In the year ended December 31, 2023, $0.5 million of interest was capitalized on long-term capital projects. In the years ended December 31, 2022 and 2021, $0.1 million of interest was capitalized on long-term capital projects.
Interest expense consists of interest accrued and amortization of debt discount and issuance costs on our long-term debt. See “Debt” in Note 9 to the consolidated financial statements in Item 8 of this Form 10-K for further discussion of our indebtedness, our Prior Credit Agreement and our new Credit Agreement.

Provision for Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted in March 2020, allows for the carryback of U.S. net operating losses, which were expected to be used in future years to prior years, resulting in no benefit in the year ended December 31, 2023, and a $3.8 million and $2.8 million benefit in the years ended December 31, 2022 and 2021, respectively. As a result, as of December 31, 2023, we had $3.8 million of income tax receivables.

Our overall effective tax rate was (25.3)% for the year ended December 31, 2023 compared to a rate of 19.5% in 2022 and 26.6% in 2021. See “Income Taxes” in Note 10 to the consolidated financial statements in Item 8 of this Form 10-K for further details regarding our income taxes.
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
As of December 31, 2023, $48.4 million of our $87.7 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and currently do not have plans to repatriate such earnings. See further discussion below in “Critical Accounting Policies and Use of Estimates” under “Income Taxes.” We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and equivalents decreased by $40.0 million to $87.7 million as of December 31, 2023 compared to $127.7 million last year. The decrease was driven by $49.6 million of cash used for the acquisition of Diros, $15.0 million used to repurchase shares of our common stock, repayments of our debt, including $115.0 million on our revolving credit facility and $4.7 million on our secured term loan, $11.7 million of contingent consideration payments and $17.8 million of capital expenditures. This was partially offset by $32.4 million of cash provided by operating activities, $55.0 million of proceeds from our revolving credit facility and $89.0 million of proceeds from the RH divestiture.
Cash and equivalents increased by $9.2 million to $127.7 million as of December 31, 2022 compared to $118.5 million as of December 31, 2021. The increase was driven by $90.9 million of cash provided by operating activities, $250.0 of proceeds from our secured debt and $150.0 million of proceeds from our revolving credit facility partially offset by payments on our prior credit agreement including $126.6 million on our secured term loan and $170.0 million on our revolving credit facility, $116.1 million of cash used for the acquisition of OrthogenRx, $45.5 million used to repurchase shares of our common stock and $19.3 million of capital expenditures.
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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 6.6% as of December 31, 2023.
In connection with entering into the Credit Agreement, we terminated the Amended and Restated Credit Agreement dated as of October 30, 2018 by and among the Company, the lenders thereunder and Citibank N.A., as administrative agent (as amended and supplemented, the “Prior Credit Agreement”).
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of December 31, 2023, we were in compliance with all of our debt covenants.
For further information regarding our debt arrangements, see “Debt” in Note 9 to the consolidated financial statements in Item 8 of this Form 10-K.
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
On July 28, 2023, the Board of Directors approved a new one-year program under which we may repurchase up to $25.0 million of our common stock. In connection with such repurchase program, we established a pre-arranged trading plan in accordance with Rule 10b5-1 which permitted common stock to be repurchased over a twelve-month period. Under this program, during the third quarter of 2023 we repurchased $9.2 million of our common stock, and during the fourth quarter of 2023 we repurchased the remaining $5.8 million. Additional repurchases under this program will be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. This share repurchase program does not obligate us to purchase any particular amount of common stock and may be suspended, modified or discontinued by us without prior notice.
For further information, see “Share Repurchase Program” in Note 17 to the consolidated financial statements in Item 8 of this Form 10-K.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease and debt arrangements and defined benefit plans are provided in Notes 6, 8, and 10, respectively, to the consolidated financial statements contained in Item 8 of this Form 10-K. For obligations under our purchase arrangements which consist mostly of open purchase orders and other commitments, as of December 31, 2023, we have amounts due in less than one year of $71.7 million, $7.0 million in one to three years, and $8.6 million thereafter.
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
As of December 31, 2023, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $33.6 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Tax Cuts and Jobs Act of 2017. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
Legal Matters
A description of legal matters can be seen in “Commitments and Contingencies” in Note 14 to the consolidated financial statements in Item 8 of this Form 10-K.
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
Interest Rate Risk
Our senior secured revolving credit facility under our Credit Agreement, which allows for borrowings up to $375.0 million, is subject to a variable interest rate based on SOFR. As of December 31, 2023, a one percentage point increase in SOFR could result in $3.8 million of incremental interest expense if the senior secured revolving credit facility was fully drawn for the entire year.
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
As of December 31, 2023, a 10% change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have an effect of $1.4 million to our consolidated financial position, results of operations and cash flows. These hypothetical effects on transactional exposures are based on the difference between the December 31, 2023 rates and the assumed rates.
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
As of December 31, 2023, a 10% change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have impacted stockholders’ equity by approximately $13.6 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2023 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net Sales	$673.3	$684.1	$587.0
Cost of products sold	293.6	289.9	287.8
Gross Profit	379.7	394.2	299.2
Research and development	27.2	29.2	30.6
Selling and general expenses	335.0	326.5	285.3
Other expense, net	13.3	3.0	22.3
Operating Income (Loss)	4.2	35.5	(39.0)
Interest income	2.9	1.2	0.2
Interest expense	(15.0)	(10.0)	(3.3)
(Loss) Income Before Income Taxes	(7.9)	26.7	(42.1)
Income tax (provision) benefit	(2.0)	(5.2)	11.2
(Loss) Income from Continuing Operations	(9.9)	21.5	(30.9)
(Loss) Income from discontinued operations, net of tax	(51.9)	29.0	37.2
Net (Loss) Income	$(61.8)	$50.5	$6.3

(Loss) Earnings Per Share
Basic:
Continuing operations	$(0.21)	$0.46	$(0.64)
Discontinued operations	(1.11)	0.62	0.77
Basic (Loss) Earnings Per Share	$(1.32)	$1.08	$0.13

Diluted:
Continuing operations	$(0.21)	$0.46	$(0.64)
Discontinued operations	(1.11)	0.61	0.77
Diluted (Loss) Earnings Per Share	$(1.32)	$1.07	$0.13

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net (Loss) Income	$(61.8)	$50.5	$6.3
Other Comprehensive (Loss) Income, Net of Tax
Defined benefit plans	(0.3)	0.3	0.4
Unrealized currency translation adjustments	9.1	(2.3)	(6.1)
Cash flow hedges	—	—	—
Total Other Comprehensive Income (Loss), Net of Tax	8.8	(2.0)	(5.7)
Comprehensive (Loss) Income	$(53.0)	$48.5	$0.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$87.7	$127.7
Accounts receivable, net of allowances	142.8	167.9
Inventories	163.2	132.3
Prepaid and other current assets	28.8	13.9
Assets held for sale	64.5	182.3
Total Current Assets	487.0	624.1
Property, Plant and Equipment, net	117.2	118.6
Operating Lease Right-of-Use Assets	26.8	27.5
Goodwill	796.1	760.3
Other Intangible Assets, net	239.5	234.2
Deferred Tax Assets	6.5	4.6
Other Assets	19.3	17.6
TOTAL ASSETS	$1,692.4	$1,786.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$8.6	$6.2
Current portion of operating lease liabilities	12.8	$12.0
Trade accounts payable	56.3	67.9
Accrued expenses	93.2	97.8
Liabilities held for sale	63.7	7.1
Total Current Liabilities	234.6	191.0
Long-Term Debt	159.4	226.3
Operating Lease Liabilities	28.3	32.5
Deferred Tax Liabilities	23.8	25.4
Other Long-Term Liabilities	10.0	20.5
Total Liabilities	456.1	495.7

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,174,337 outstanding at December 31, 2023 and 46,528,907 outstanding at December 31, 2022	0.5	0.5
Additional paid-in capital	1,663.6	1,646.4
Accumulated deficit	(314.9)	(253.1)
Treasury stock	(85.9)	(66.8)
Accumulated other comprehensive loss	(27.0)	(35.8)
Total Stockholders’ Equity	1,236.3	1,291.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,692.4	$1,786.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, shares in thousands)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2020	47,918	$0.5	$1,609.4	$(309.9)	231	$(9.8)	$(28.1)	$1,262.1
Net income	—	—	—	6.3	—	—	—	6.3
Issuance of common stock upon the exercise or redemption of share-based awards	288	—	6.2	—	—	—	—	6.2
Stock-based compensation expense	—	—	13.2	—	—	—	—	13.2
Purchases of treasury stock	—	—	—	—	349	(11.5)	—	(11.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5.7)	(5.7)
Balance at December 31, 2021	48,206	0.5	1,628.8	(303.6)	580	(21.3)	(33.8)	1,270.6
Net income	—	—	—	50.5	—	—	—	50.5
Issuance of common stock upon the exercise or redemption of share-based awards	(1,677)	—	1.7	—	42	(1.2)	—	0.5
Stock-based compensation expense	—	—	15.9	—	—	—	—	15.9
Purchases of treasury stock	—	—	—	—	1,510	(44.3)	—	(44.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2.0)	(2.0)
Balance at December 31, 2022	46,529	0.5	1,646.4	(253.1)	2,132	(66.8)	(35.8)	1,291.2
Net loss	—	—	—	(61.8)	—	—	—	(61.8)
Issuance of common stock upon the exercise or redemption of share-based awards	(355)	—	1.4	—	168	(4.1)	—	(2.7)
Stock-based compensation expense	—	—	15.8	—	—	—	—	15.8
Purchases of treasury stock	—	—	—	—	743	(15.0)	—	(15.0)
Other comprehensive income, net of tax	—	—	—	—	—	—	8.8	8.8
Balance at December 31, 2023	46,174	$0.5	$1,663.6	$(314.9)	3,043	$(85.9)	$(27.0)	$1,236.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net (loss) income	$(61.8)	$50.5	$6.3
Depreciation and amortization	46.1	47.7	38.3
Stock-based compensation	15.8	15.9	13.2
Loss on RH disposal	70.8	—	—
Net losses on asset dispositions and asset impairments	1.9	1.1	8.0
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	39.0	(24.7)	(10.8)
Inventories, net of allowance	4.7	(30.9)	15.7
Prepaid expenses and other assets	(19.6)	3.0	(1.9)
Accounts payable	(14.4)	35.4	(11.9)
Accrued expenses	(27.7)	(7.1)	33.4
Deferred income taxes and other	(22.4)	—	(3.0)
Cash Provided by Operating Activities	32.4	90.9	87.3
Investing Activities
Capital expenditures	(17.8)	(19.3)	(21.0)
Proceeds from the RH divestiture	89.0	—	—
Acquisition of assets and businesses, net of cash acquired	(49.6)	(116.1)	—
Cash Provided by (Used in) Investing Activities	21.6	(135.4)	(21.0)
Financing Activities
Proceeds from issuance of secured debt	—	250.0	—
Secured debt repayments	(4.7)	(126.6)	—
Debt issuance costs	—	(2.9)	—
Revolving credit facility proceeds	55.0	150.0	20.0
Revolving credit facility repayments	(115.0)	(170.0)	(70.0)
Purchase of treasury stock	(19.1)	(45.5)	(11.5)
Proceeds from the exercise of stock options	1.3	1.7	6.2
Payment of contingent consideration liabilities	(11.7)	—	—
Cash (Used in) Provided by Financing Activities	(94.2)	56.7	(55.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.2	(3.0)	(4.0)
(Decrease) Increase in Cash and Cash Equivalents	(40.0)	9.2	7.0
Cash and Cash Equivalents - Beginning of Year	127.7	118.5	111.5
Cash and Cash Equivalents - End of Year	$87.7	$127.7	$118.5

Supplemental Cash Flow Disclosure:
Cash paid (refunded) for income taxes	$23.6	$(2.9)	$(45.0)
Cash paid for interest	$14.7	$8.1	$3.0
Supplemental Noncash Disclosure
Capital expenditures included in accounts payable or accrued expenses	$3.4	$3.9	$5.6

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
Use of Estimates
Preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Estimates are used in accounting for, among other things, certain amounts included in discontinued operations, certain amounts included in assets and liabilities held for sale, distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, loss contingencies, and deferred tax assets and potential income tax assessments. Our estimates are subject to uncertainties associated with the recent COVID-19 pandemic which has caused volatility and adverse effects in global markets. Actual results could differ from these estimates, and the effect of the change could be material to our financial statements. Changes in these estimates are recorded when known.
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
Amounts billed are typically due within 30 days, with a 1% discount allowed for distributors if payments are made within 15 days. We estimate cash discounts based on historical experience and record the cash discounts as an allowance to trade receivables. The allowance for this cash discount is disclosed in “Supplemental Balance Sheet Information” under “Accounts Receivable” in Note 5. The differences between estimated and actual cash discounts are generally not material.
We allow for returns within a specified period of time, based on our standard terms and conditions, following customers’ receipt of the goods and estimate a liability for returns based on historical experience. The liability for estimated returns was $0.1 million as of December 31, 2023 and 2022. The differences between estimated and actual returns are generally not material.
Our contracts provide for forms of variable consideration including rebates, incentives and pricing tiers, each of which are described below:
Distributor Rebates - Sales to distributors, on a global basis, represents approximately 49% of our consolidated net sales. We provide for rebates on gross sales to distributors for differences between list prices and average end-user customer prices. Rebate rates vary widely (typically between 10% and 35%) between our product families. A liability for distributor rebates is estimated based on a moving average of rebate rates, specific customer trends, contractual provisions, historical experience and other relevant factors. The liability for estimated rebates was $10.4 million and $14.5 million, respectively, as of December 31, 2023 and 2022. Differences between our estimated and actual costs are generally not material and recognized in earnings in the period in the period such differences are determined.
Incentives - Globally, approximately 28% of our consolidated net sales are contracted through group purchasing organizations (“GPOs”). Incentives include fees paid to GPOs or small percentage rebates to distributors in conjunction with the sales volume of our products to end-user customers. A liability for incentives is estimated based on average incentive rates over a period of time. The liability for estimated incentives was $7.3 million and $12.4 million, respectively, as of December 31, 2023 and 2022.

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
We had one customer who individually accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2023 and December 31, 2022. Bad debt expense was $0.7 million for the year ended December 31, 2023 compared to $1.4 million for the year ended December 31, 2022 and a net benefit of $0.5 million for the year end December 31, 2021.
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
As of December 31, 2023, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $33.6 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Tax Cuts and Jobs Act of 2017. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.

Employee Defined Benefit Plans
We recognize the funded status of our defined benefit obligation as an asset or a liability on our balance sheet. Actuarial gains or losses are a component of our other comprehensive income, which is then included in our accumulated other comprehensive income. Pension expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. We make assumptions (including the discount rate and expected rate of return on plan assets) in computing the pension expense and obligations.
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
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvement to Income Tax Disclosures. This ASU pertains to disaggregation of income tax disclosures and enhances annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid, and requires entities to disclose a tabular reconciliation of expected tax and reported tax on income from continuing operations using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the expected tax further broken out by nature and/or jurisdiction. Additionally, this ASU requires disclosure around income taxes paid (net of refunds received) broken out between federal, state, local and foreign, and income taxes paid (net of refunds received) to an individual jurisdiction when greater than 5% of total income taxes paid. This ASU will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures, and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations: Joint Venture Formations. This ASU is intended to address diversity in practice regarding accounting and provide decision-useful information related to contributions made to joint ventures and requires entities that qualify as either a joint venture or a corporate joint venture to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture must initially measure its assets and liabilities at fair value on the formation date. This ASU will be effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. Joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.

Note 2.    Discontinued Operations
On June 7, 2023, we entered into a Purchase Agreement (the “Purchase Agreement”) by and among us and certain of our affiliates and SunMed Group Holdings, LLC (“Buyer”) pursuant to which Buyer agreed to purchase substantially all of the assets primarily relating to or primarily used in our Respiratory Health (“RH”) business (the “RH Divestiture”). On October 2, 2023, we closed the RH Divestiture for a total purchase price of $110.0 million in cash, subject to certain adjustments as provided in the Purchase Agreement based on the indebtedness and inventory transferred to Buyer at the closing and the chargebacks assumed by Buyer but that would otherwise have been payable by the Company and its subsidiaries on or after October 2, 2023 to distributors of the Company’s RH products located in the United States (the “Initial Closing”).
The Divestiture represents a key component of Avanos’ ongoing three-year transformation process, and is aimed at accelerating the Company’s efforts to focus its portfolio on markets where it is well positioned to succeed.

At or before the closing of the RH Divestiture, we and Buyer entered into various transition services agreements pursuant to which we, Buyer and each company’s respective affiliates will provide to each other various transitional services, including, but not limited to, product manufacturing and distribution, facilities, order fulfillment, invoicing, quality assurance, regulatory support, audit support and other services. The services generally commenced on the closing date of the Divestiture and terminate no later than one to three years thereafter.
We have also entered into distribution agreements with Buyer under which we will remain a limited risk distributor for RH products on Buyer’s behalf for sales outside of the United States. As a result, we have $11.9 million of RH products included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of December 31, 2023. We anticipate the limited risk distributor arrangements will terminate no later than a period not to exceed three years from the date of the Purchase Agreement.
As a result of the Divestiture, the results of operations from our RH business are reported as “(Loss) income from discontinued operations, net of tax” and the related assets and liabilities are classified as “held for sale” in the consolidated financial statements.
Pursuant to an agreement under which we provide manufacturing services for the Buyer, certain manufacturing facilities and equipment did not transfer to the Buyer upon the Initial Closing, and remain in “Assets Held for Sale” as of December 31, 2023 with a corresponding liability representing our obligation to transfer the manufacturing facilities and equipment to the buyer at a later date. Likewise, the results of operations from these manufacturing operations continue to be classified as “(Loss) income from discontinued operations, net of tax.”
The following table summarizes the financial results of our discontinued operations for all periods presented herein (in millions):

	Year Ended December 31,
	2023	2022	2021
Net Sales	$100.9	$135.9	$157.6
Cost of products sold	68.8	80.1	91.0
Gross Profit	32.1	55.8	66.6
Research and development	0.8	1.4	1.7
Selling and general expenses	11.2	15.4	15.0
Pretax loss on classification as discontinued operations	70.8	—	—
Other expense, net	0.3	0.5	0.5
Operating Income	(51.0)	38.5	49.4
Income tax (provision) benefit from discontinued operations	(0.9)	(9.5)	(12.2)
Net (Loss) Income from discontinued operations, net of tax	$(51.9)	$29.0	$37.2
The “Pretax loss on classification of discontinued operations” was $70.8 million, which includes goodwill impairment of $59.1 million, inventory impairment of $5.0 million and impairment on the remaining disposal group of $6.7 million.
In accordance with accounting principles generally accepted in the United States (“GAAP”), only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, the cost of products sold, research and development, selling and general expenses and other expense, net in discontinued operations include expenses incurred directly to solely support our respiratory health business.
Details on assets and liabilities classified as held for sale in the accompanying consolidated balance sheets are presented in the following table (in millions):

	December 31, 2023	December 31, 2022
Assets held for sale - discontinued operations
Inventories	$17.5	$58.0
Property, Plant and Equipment, net	43.9	45.3
Operating Lease Right-of-Use Assets	3.1	3.1
Goodwill	—	59.1
Other Intangible Assets, net	—	16.8
Total assets classified as held for sale	$64.5	$182.3
Liabilities held for sale - discontinued operations
Current Portion of Operating Lease Liabilities	0.8	$0.8
Liabilities held for sale	61.3	4.1
Current liabilities held for sale - discontinued operations	62.1	4.9
Non-Current Operating Lease Liability	$1.6	2.2
Total liabilities held for sale - discontinued operations	$63.7	$7.1
Assets and liabilities held for sale as of December 31, 2023 were classified as current since we expect the Divestiture to be completed within one year of the Purchase Agreement date.

The following table provides operating and investing cash flow information for our discontinued operations (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Depreciation and amortization	$2.6	$6.5	$6.7
Stock-based compensation expense	0.1	0.1	0.1
Investing Activities:
Capital expenditures	3.6	5.0	6.9

Note 3.    Restructuring
Our restructuring expenses for the years ended December 31, 2023, 2022 and 2021 are summarized in the table below (in millions):

	Year Ended December 31,
	2023	2022	2021
Transformation Process	$28.2	$—	$—
Post-S&IP Divestiture Restructuring Plan	—	—	10.2
2020 Restructuring	—	—	12.4
Total Restructuring Costs	$28.2	$—	$22.6
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
In the year ended December 31, 2023, we incurred expenses of $28.2 million primarily related to program management consulting and employee retention expenses and employee severance and benefits costs in connection with the Transformation Process. These costs were included in “Cost of products sold,” “Research and development,”, “Selling and general expenses” and “Other expense, net” in the accompanying consolidated income statements.
Post-S&IP Divestiture Restructuring Plan
In conjunction with the sale of our Surgical and Infection Prevention (“S&IP”) business (the “S&IP Divestiture”) in 2018, we began a multi-phase restructuring plan intended to align our organizational structure, information technology platform and supply chain and distribution channels to be more appropriate for the size and scale of our business. The post-S&IP Divestiture restructuring plan has been completed, and costs incurred were included in “Cost of products sold”, “Selling and general expenses” and “Other expense, net.”
2020 Restructuring
In the fourth quarter of 2020, we initiated activities to reduce the size of our senior leadership team, consolidate certain operations within our Pain Management and Recovery franchise, exit unprofitable lines of business and reduce the size of our office space to align with expected requirements following the COVID-19 pandemic (the “2020 Restructuring”). Costs were primarily associated with operating lease right-of-use asset impairments or lease terminations, impairment of intangible and other assets and employee severance and benefits. The 2020 Restructuring has been completed and costs incurred were included in “Cost of products sold,” “Selling and general expenses” and “Other expense, net.”
Restructuring Liability
Our liability for costs associated with our restructuring activities as of December 31, 2023 and 2022 is summarized below (in millions):

	As of December 31,
	2023	2022
Balance, beginning of year	$—	$0.1
Total restructuring costs, excluding non-cash charges	24.3	—
Payments and adjustments, net	(22.0)	(0.1)
Balance, end of year	$2.3	$—

Note 4.     Goodwill
We test goodwill for impairment annually or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying amount. We operate as a single operating segment with one reporting unit, and accordingly, our annual goodwill impairment test was based on an evaluation of the fair value of our Company as a whole.
We completed our annual impairment test as of July 1, 2023, and based on a combination of income and market capitalization approaches, we determined that our fair value exceeded the net carrying value of our reporting unit.
The changes in the carrying amount of goodwill are as follows (in millions):

Balance at December 31, 2021	$742.5
Goodwill acquired(a)	19.3
Currency translation adjustment	(1.5)
Balance at December 31, 2022	760.3
Goodwill acquired(a)	33.4
Purchase accounting adjustment(b)	1.8
Currency translation adjustment	0.6
Balance at December 31, 2023	$796.1
_____________________________________________

(a)We acquired $21.1 million and $33.4 million of goodwill in conjunction with the acquisition of OrthogenRx and Diros, respectively, described in Note 6, “Business Acquisition.” Goodwill was allocated to our existing medical devices reporting unit.
(b)Purchase accounting adjustment related to the acquisition of OrthogenRx in the first quarter of 2023.

Note 5.     Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	As of December 31,
	2023	2022
Accounts Receivable	$134.0	$162.1
Income tax receivable	14.1	12.2
Allowances and doubtful accounts
Doubtful accounts	(5.1)	(6.1)
Sales discounts	(0.2)	(0.3)
Accounts receivable, net	$142.8	$167.9
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Bad debt expense was $0.7 million for the year ended December 31, 2023 compared to $1.4 million for the year ended December 31, 2022 and a net benefit of $0.5 million for the year end December 31, 2021.
Inventories
Inventories at the lower of cost (determined on the FIFO method) or net realizable value consists of the following (in millions):

	As of December 31,
	2023	2022
Raw materials	$50.3	$36.7
Work in process	19.8	23.8
Finished goods	88.5	69.8
Supplies and other	4.6	2.0
Total Inventory	163.2	132.3
We incurred $5.1 million, $8.2 million and $9.8 million of expense for inventory write-offs and obsolescence in the years ended December 31, 2023, 2022 and 2021, respectively.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	As of December 31,
	2023	2022
Land	$1.3	$1.1
Buildings and leasehold improvements	38.0	37.2
Machinery and equipment	182.8	168.7
Construction in progress	18.0	16.4
	240.1	223.4
Less accumulated depreciation	(122.9)	(104.8)
Total	$117.2	$118.6

Property, plant and equipment includes $0.5 million of interest that was capitalized in the year ended December 31, 2023, compared to $0.1 million of interest that was capitalized in the year ended December 31, 2022. There were $3.4 million and $3.9 million of capital expenditures in accounts payable as of December 31, 2023 and 2022, respectively.
Depreciation expense was $19.2 million, $17.5 million and $17.0 million, respectively, in the years ended December 31, 2023, 2022 and 2021.
Intangible Assets
Intangible assets subject to amortization consist of the following (in millions):

	As of December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$42.0	$(28.8)	$13.2	$38.8	$(27.5)	$11.3
Patents and acquired technologies	248.6	(171.9)	76.7	244.4	(162.3)	82.1
Other	207.7	(58.1)	149.6	185.7	(44.9)	140.8
Total	$498.3	$(258.8)	$239.5	$468.9	$(234.7)	$234.2
In the third quarter of 2023, we acquired $29.6 million of identified intangibles in conjunction with our acquisition of Diros, as described in Note 6, “Business Acquisition.” Amortization expense for intangible assets is included in “Cost of products sold” and “Selling and general expenses” and was $24.3 million, $23.6 million and $14.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
We estimate amortization expense for the next five years and beyond will be as follows (in millions):

For the years ending December 31,
2024	$25.5
2025	25.0
2026	24.5
2027	24.3
2028	24.3
Thereafter	115.9
Total	$239.5
Accrued Expenses
Accrued expenses consist of the following (in millions):

	As of December 31,
	2023	2022
Accrued rebates	$17.7	$26.9
Accrued salaries and wages	31.5	34.6
Accrued taxes and other	16.7	21.2
Other	27.3	15.1
Total	$93.2	$97.8

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	As of December 31,
	2023	2022
Accrued compensation benefits	5.9	4.8
Other	4.1	15.7
Total	$10.0	$20.5
Note 6.     Business Acquisitions
Diros Technology Acquisition
On June 17, 2023 we entered into a definitive agreement to acquire Diros Technology Inc., (“Diros”) a leading manufacturer of innovative radiofrequency ablation (“RFA”) products used to treat chronic pain conditions. On July 24, 2023, we closed the acquisition of Diros. The total purchase price paid in connection with our acquisition of Diros was $53.0 million, consisting of $2.5 million in cash paid upon entry into the definitive agreement and $50.5 million in cash paid at closing (subject to certain working capital and other adjustments), with up to an additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement (the “Diros Acquisition”). The purchase price for the Diros Acquisition was funded by proceeds from our Revolving Credit Facility. The accompanying consolidated income statement includes $6.9 million of net sales from Diros since the acquisition date. In the year ended December 31, 2023, we incurred $1.7 million of costs, in connection with the Diros acquisition, which are included in “Costs of goods sold” and “Selling and general expenses.”
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

Current assets, net of cash acquired	$7.5
Current liabilities, excluding contingent consideration	(7.0)
Contingent consideration	(5.3)
Other noncurrent assets (liabilities), net	(0.5)
Deferred tax liabilities	(8.1)
Identifiable intangible assets	29.6
Goodwill	33.4
Total	49.6
Goodwill from the Diros Acquisition is not fully tax deductible and is attributable to future earnings potential and the strategic fit within our radiofrequency product line in our interventional pain portfolio as it allows for providing a greater continuum of care for patients.
The identifiable intangible assets relating to the Diros Acquisition include the following (in millions, except years):

	Identifiable Intangible Asset Amount	Weighted Average Useful Lives (Years)
Trade names and trademarks	$2.9	15
Customer relationships	21.2	14
Developed technology and other	5.5	13
Total	$29.6

The following unaudited pro forma financial information is presented in the table below for the year ended December 31, 2023 and 2022 as if the acquisition had occurred on January 1, 2022 (in millions, except per share amounts):

	Year Ended December 31,
	2023 (Unaudited)	2022 (Unaudited)
Net sales	$680.3	$697.8

Net (loss) income from continuing operations	(8.9)	20.5
(Loss) Income from discontinued operations, net of tax	(51.9)	29.0
Net (Loss) Income	(60.8)	49.5

Basic (Loss) Earnings Per Share
Continuing operations	(0.17)	0.39
Discontinued operations	(1.14)	0.67
Basic (Loss) Earnings Per Share	(1.31)	1.06

Diluted (Loss) Earnings Per Share
Continuing operations	(0.17)	0.39
Discontinued operations	(1.14)	0.67
Diluted (Loss) Earnings Per Share	(1.31)	1.06
The pro forma financial information has been adjusted to include the effects of the Diros Acquisition, including acquisition-related costs, amortization of acquired intangibles and related tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have been achieved.
OrthogenRx Acquisition
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), which is focused on the development and commercialization of treatments for knee pain caused by osteoarthritis (the “OrthogenRx Acquisition”). The total purchase price paid was $130.0 million in cash at closing less working capital adjustments, with an additional $30.0 million payable in contingent cash consideration based on OrthogenRx’s growth in net sales during 2022 and 2023. $10.6 million of contingent cash consideration has been paid based on OrthogenRx’s 2022 net sales. We will have no payments of contingent cash consideration based on OrthogenRx’s 2023 net sales.
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

Note 7.    Leases
Our lease obligations relate primarily to our principal executive offices along with various manufacturing, warehouse and distribution facilities located throughout the world. For leases with terms greater than twelve months, we record a right of use (“ROU”) asset and corresponding lease obligation. As of December 31, 2023, all our leasing arrangements were operating leases. Many of our leases include escalating rent payments, renewal options and termination options, which are considered in our determination of straight-line rent expense when appropriate. Many of our leases also include additional amounts for common area maintenance and taxes. We have elected not to separate lease and non-lease components in the determination of straight-line rent expense. For a majority of our leases, an implicit lease rate is not available. Accordingly, we use a rate that approximates our incremental secured borrowing rate.
The table below summarizes information related to ROU assets and lease liabilities that are included in the accompanying consolidated balance sheet (dollars in millions):

	As of December 31,
	2023	2022
Assets
Operating lease right-of-use assets	$26.8	$27.5

Liabilities
Current portion of operating lease liabilities	12.8	12.0
Operating lease liabilities	28.3	32.5
Total Operating Lease Liabilities	$41.1	$44.5

Weighted average remaining lease term	4.8 years	5.6 years
Weighted average discount rate	4.5%	4.0%

The table below summarizes costs and cash flows arising from our lease arrangements for the year ended December 31, 2023 (in millions):

	Year Ended December 31,
	2023	2022
Operating lease cost	$12.8	$13.1
Short-term lease cost	0.3	0.3
Variable lease cost	1.5	1.0
Total lease cost	$14.6	$14.4

Cash paid for amounts included in the measurement of lease liabilities	$17.5	$16.2
Right-of-use assets obtained in exchange for operating lease liabilities	$10.4	$3.0

The future minimum obligations under operating leases having non-cancelable terms in excess of one year for the next five years and beyond will be (in millions):

For the years ending December 31,	Amount
2024	$13.5
2025	9.3
2026	7.7
2027	6.2
2028	5.6
Thereafter	5.9
Future minimum obligations	$48.2

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

The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

	Fair Value Hierarchy Level	December 31, 2023		December 31, 2022
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$87.7	$87.7	$127.7	$127.7
Liabilities
Revolving Credit Facility	2	$50.0	$50.0	$110.0	$110.0
Term Loan Facility	2	118.0	118.0	122.5	122.5
Contingent consideration related to acquisition	3	5.3	5.3	9.2	9.2
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature.
The fair value of amounts borrowed under our Revolving Credit Facility and Term Loan Facility (as defined below) approximates carrying value because borrowings are subject to a variable rate as described in Note 9, “Debt”. The fair value amount of the contingent consideration was determined using a Monte Carlo simulation using assumptions regarding net sales volatility, discount rate and others. See further discussion of the acquisition of Diros in Note 6, “Business Acquisitions.”
For the years ended December 31, 2023 and 2022, there were no transfers among Level 1, 2 or 3 fair value determinations. Transfers between levels occur when there are changes in the observability of inputs. Changes between levels are assumed to occur at the beginning of the year.
Note 9.    Debt
As of December 31, 2023 and 2022, our debt balances were as follows (in millions):

	Weighted- Average Interest Rate	Maturity	As of December 31,
			2023	2022
Revolving Credit Facility	6.71%	2027	$50.0	$110.0
Term Loan Facility	6.63%	2027	118.8	123.4
			168.8	233.4
Unamortized debt issuance costs			(0.8)	(0.9)
Current portion of long-term debt			(8.6)	(6.2)
Total Long-Term Debt, net			$159.4	$226.3
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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 6.6% as of December 31, 2023.
On January 20, 2022, we incurred $125.0 million of term loans (the “Tranche A Term Loans”) under an incremental agreement dated as of December 22, 2021, which supplemented the prior credit agreement. The proceeds of the Tranche A Term Loans were used to fund a portion of the purchase price and to pay fees and expenses related to the OrthogenRx, Inc. acquisition which is described further in Note 6, “Business Acquisitions”.
In connection with entering into the Credit Agreement, we terminated the Amended and Restated Credit Agreement dated as of October 30, 2018 by and among the Company, the lenders thereunder and Citibank N.A., as administrative agent (as amended and supplemented, the “Prior Credit Agreement”).
Debt Payments
The Credit Agreement requires quarterly principal installment payments on the Term Loan Facility of 10% of the total principal borrowed for the first eight quarters following funding and then quarterly installment payments of 20% of the total principal borrowed, at which time the remaining unpaid principal amount of the Term Loan Facility is due and payable by the Company upon the maturity date of June 24, 2027. The current portion of the Term Loan Facility is $8.6 million. Interest is payable quarterly. We are permitted to prepay all or a portion of the Term Loan Facility and the Revolving Credit Facility at any time without premium or penalty. Interest is payable at the same rates set forth above for the Revolving Credit Facility.
During the year ended December 31, 2023, we repaid $4.7 million of the Term Loan Facility. During the year ended December 31, 2023, we borrowed $55.0 million repaid $115.0 million of the Revolving Credit Facility. As of December 31, 2023, we had letters of credit outstanding of $6.4 million.
As of December 31, 2023, the aggregate amounts of long-term debt that will mature during each of the next four years are as follows (in millions):

Amount
2024	$8.6
2025	9.4
2026	10.2
2027	140.6
Total	$168.8
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
The Credit Agreement also includes financial covenants which require us not to exceed a certain consolidated net secured leverage ratio and to maintain a consolidated interest coverage ratio above a certain level. These financial covenants are tested quarterly. As of December 31, 2023, we were in compliance with all of our debt covenants.
As of December 31, 2023, our repayment requirements in the next five years includes any balance remaining on our Revolving Credit Facility and Term Loan Facility, which are due on June 24, 2027.

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
The components of income (loss) before income taxes, and the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income taxes
United States	$(17.3)	$21.6	$(44.1)
Foreign	9.4	5.1	2.0
Total	(7.9)	26.7	(42.1)
Income tax provision (benefit):
Current:
United States	3.7	4.9	(15.5)
State	2.4	2.4	(0.8)
Foreign	4.0	1.7	1.3
Total	10.1	9.0	(15.0)
Deferred:
United States	(4.9)	(4.0)	3.8
State	(1.9)	0.6	(0.1)
Foreign	(1.3)	(0.4)	0.1
Total	(8.1)	(3.8)	3.8
Total income tax provision (benefit)	$2.0	$5.2	$(11.2)
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act allows for the carryback of U.S. net operating losses, which were expected to be used in future years, to prior years resulting in no benefit in the year ended December 31, 2023 and a $3.8 million, and $2.8 million benefit that was recognized in the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2023, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $33.6 million. Certain earnings were previously subject to tax due to the one-time transition tax of the 2017 Tax Cuts and Jobs Act. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.

Major differences between the federal statutory rate and the effective tax rate are as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Rate of state income taxes, net of federal tax benefit	(4.1)	8.1	2.5
Statutory rate other than U.S. statutory rate	(11.8)	2.2	0.1
Foreign tax credit carryback	—	—	(4.8)
Valuation allowance	(0.1)	1.2	(2.8)
Uncertain tax positions	—	—	1.0
Capital Loss Carryback	—	—	11.5
CARES Act	—	(14.4)	6.7
DOJ Deferred Prosecution Agreement	—	—	(6.6)
Nondeductible officer’s compensation	(21.2)	5.6	(3.0)
U.S. federal research and development credit	22.6	(10.5)	3.1
Share based compensation windfall tax deduction	(7.2)	4.1	(1.3)
Other, net	(24.5)	2.2	(0.8)
Effective tax rate	(25.3)%	19.5%	26.6%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities (in millions):

	As of December 31,
	2023	2022
Deferred tax assets
Accrued liabilities	$9.8	$9.2
Stock-based compensation	5.2	5.5
Net Operating Losses	10.3	18.3
Section 174 Research Capitalization	18.0	10.7
Foreign Tax Credits	3.7	3.7
Federal Research Tax Credits	0.4	0.4
Operating Lease Obligations	6.2	7.3
Other	4.1	4.2
	57.7	59.3
Valuation allowance	(4.3)	(9.0)
Total deferred tax assets	53.4	50.3

Deferred tax liabilities
Intangibles, net	55.3	56.5
Operating Lease Right of Use Assets	2.9	3.5
Inventories	3.8	2.9
Property, plant and equipment, net	8.5	7.9
Other	0.2	0.3
Total deferred tax liabilities	70.7	71.1
Net deferred tax (liabilities) assets	$(17.3)	$(20.8)
Valuation allowances decreased $4.7 million during the year ended December 31, 2023. Valuation allowances at the end of 2023 and 2022 primarily relate to tax credits and income tax loss carryforwards.
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
At December 31, 2023, we have credit carryforwards for federal income tax purposes of $5.0 million, all of which will expire between 2028 and 2038. We also have net operating loss carryforwards for federal income tax purposes of $25.1 million, of which $1.8 million will expire between 2031 and 2037. The remaining net operating losses are available for carryforward indefinitely.
At December 31, 2023, we have credit carryforwards for state income tax purposes of $0.6 million, of which $0.4 million will expire between 2025 and 2028. We also have net operating loss carryforwards for state income tax purposes of $89.0 million, some of which will expire between 2025 and 2040 and others that will remain available for carryforward indefinitely. We also have certain foreign subsidiaries with net operating loss carryforwards for income tax purposes of $1.9 million, of which all are available for carryforward indefinitely.
We did not have any unrecognized tax benefits during the years ended December 31, 2023 and 2022.
Federal and state income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. The state effect of any changes to filed federal positions remains subject to examination by various states for a period of up to two years after formal notification to the states.
Note 11.    Employee Benefit Plans
Defined Contribution Plans
Eligible employees participate in our defined contribution plans. Our 401(k) plan and supplemental plan provide for a matching contribution of a U.S. employee’s contributions and accruals, subject to predetermined limits. Avanos also has defined contribution pension plans for certain employees outside the U.S. in which eligible employees may participate. We recognized $6.6 million, $6.5 million and $6.6 million, respectively, of expense for our matching contributions to the 401(k) plan in the years ended December 31, 2023, 2022 and 2022, respectively. Our matching contributions to the 401(k) plan are recognized in cost of products sold, research and development and selling and general expenses in our consolidated income statements.
Defined Benefit Plans
Certain plans in our international operations are our direct obligation, and therefore, the related funded status has been recorded within our consolidated balance sheet. These plans are primarily unfunded and the aggregated projected benefit obligation was $4.7 million and $4.0 million as of December 31, 2023 and 2022, respectively. Net periodic pension cost for the years ended December 31, 2023, 2022 and 2021 was $0.9 million, $0.7 million and $0.8 million, respectively. Over the next ten years, we expect gross benefit payments to be $0.3 million in total for the years 2024 through 2028, and $0.5 million in total for the years 2030 through 2034.

Note 12. Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance, December 31, 2020	(27.7)	(0.4)	(28.1)
Other comprehensive (loss) income	(6.1)	0.4	(5.7)
Balance, December 31, 2021	(33.8)	—	(33.8)
Other comprehensive (loss) income	(2.3)	0.3	(2.0)
Balance, December 31, 2022	(36.1)	0.3	(35.8)
Other comprehensive income (loss)	9.1	(0.3)	8.8
Balance, December 31, 2023	$(27.0)	$—	$(27.0)
The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Unrealized translation	$9.1	$(2.3)	$(6.1)

Defined benefit pension plans	(0.3)	0.4	0.5
Tax effect	—	(0.1)	(0.1)
Defined benefit pension plans, net of tax	(0.3)	0.3	0.4

Change in AOCI	$8.8	$(2.0)	$(5.7)
Note 13.    Stock-Based Compensation
The Avanos Medical, Inc. Equity Participation Plan, the Avanos Medical, Inc. 2021 Long Term Incentive Plan, as amended and the Avanos Medical, Inc. Outside Directors’ Compensation Plan (together, the “Equity Plans”) provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants of Avanos or its subsidiaries. A maximum of 5.1 million shares of Avanos common stock may be issued under the Equity Plans, and there were 1.7 million shares remaining available for issuance as of December 31, 2023.
The Avanos Medical, Inc. Employee Stock Purchase Plan (“ESPP”) allows for employee contributions to purchase shares of the Company’s common stock at a 15% discount off the lower of the closing prices at the beginning or end of each offering period. The ESPP is available to all employees meeting the eligibility requirements defined in the ESPP. Offering periods will generally be six month periods ending on June 30 and December 31 of each year. Employees may contribute up to 25% of their compensation, subject to a maximum of $25,000 into the ESPP each year. A maximum of 1.0 million common shares may be issued under the ESPP, and there were 0.8 million shares remaining available as of December 31, 2023.

Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Selling and general expenses.” Stock-based compensation expense for the years ended December 31, 2023, 2022 and 2022 is shown in the table below (in millions):

	Year Ended December 31,
	2023	2022	2021
Stock options	$0.3	$1.1	$1.9
Time-based restricted share units	10.5	11.6	8.9
Performance-based restricted share units	4.8	3.0	2.1
Employee stock purchase plan	0.2	0.2	0.3
Total stock-based compensation	$15.8	$15.9	$13.2

Stock Options
There were no options awarded in the years ended December 31, 2023, 2022 and 2021. Stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant. Stock options are generally subject to graded vesting whereby options vest 30% at the end of each of the first two 12-month periods following the grant and 40% at the end of the third 12-month period and have a term of 10 years.
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
A summary of stock option activity is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	1,106	$39.11
Exercises	(2)	29.32
Forfeitures	(68)	36.28
Outstanding at December 31, 2023	1,036	$39.32	3.89	$—
Vested and exercisable at December 31, 2023	1,036	$39.32	3.89	$—

The following table summarizes information about options outstanding as of December 31, 2023:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Shares (in thousands)	Weighted-Average Remaining Contractual Term (Years)	Shares (in thousands)	Weighted-Average Exercise Price
$25.00	to	$35.00	333	5.0	333	$28.97
$35.00	to	$45.00	446	3.5	446	40.93
$45.00+			257	3.0	257	49.91
			1,036	3.9	1,036	$39.32
No options were exercised during the years ended December 31, 2023 and 2022. Options with aggregate intrinsic values of $1.6 million were exercised in the year ending December 31, 2021. The tax benefits from exercises were not material in 2021.
Restricted Share Units
Restricted shares, time-vested restricted share units (“RSUs”) and performance-based RSUs granted to employees and directors are valued at the closing market price of our common stock on the grant date with vesting conditions determined upon approval of the award. Time-vested RSUs are subject to a minimum service period of generally three years.
A summary of time-vested RSU activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2022	1,032	$35.17
Granted	433	27.78
Vested	(491)	31.69
Forfeited	(99)	35.46
Outstanding at December 31, 2023	875	$33.44
For time-vested RSUs outstanding at December 31, 2023, we expect to recognize an additional $12.1 million of expense over the remaining average service period of two years.
Performance-based RSUs are subject to achievement of certain service and performance targets over a restricted period of three years. A summary of performance-based RSU activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2022	239	$36.63
Granted	313	28.89
Forfeited	(32)	34.57
Outstanding at December 31, 2023	520	$32.09
For performance-based RSUs outstanding at December 31, 2023, we expect to recognize an additional $8.7 million of expense over the remaining average service period of less than two years.
Note 14.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our 2014 spin-off from Kimberly-Clark, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters. For the years ended December 31, 2023 and December 31, 2022, we incurred no costs with respect to such indemnification matters compared to $15.0 million in the year ended December 31, 2021. Expenses incurred are included in “Other expense, net.”
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
In the year ended December 31, 2023, we incurred $10.0 million of expense for a settlement related to a customer claim. We did not record litigation-related charges in 2022.
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
The calculation of basic and diluted EPS for each of the three years ended December 31, 2023, 2022 and 2021 is set forth in the following table (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net (loss) income from continuing operations	$(9.9)	$21.5	$(30.9)
Net (loss) income from discontinued operations	$(51.9)	$29.0	$37.2
Net (loss) income	$(61.8)	$50.5	$6.3

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.6	46.9	48.1
Dilutive effect of stock options and restricted share unit awards	—	0.4	0.5
Diluted weighted average shares outstanding	46.6	47.3	48.6
(Loss) Earnings Per Share:
Basic:
Continuing Operations	$(0.21)	$0.46	$(0.64)
Discontinued Operations	(1.11)	0.62	0.77
Basic (Loss) Earnings Per Share	$(1.32)	$1.08	$0.13

Diluted:
Continuing operations	$(0.21)	$0.46	$(0.64)
Discontinued operations	(1.11)	0.61	0.77
Diluted (Loss) Earnings Per Share	$(1.32)	$1.07	$0.13
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
For the year ended December 31, 2023, $2.2 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 16.    Business and Products Information
We conduct our business in one operating and reportable segment that provides our medical device products to healthcare providers and patients globally with manufacturing facilities in the United States and Mexico.
We provide a portfolio of innovative product offerings focused on pain management and recovery to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Digestive Health	$371.6	$340.4	$322.2
Pain Management and Recovery:
Surgical pain and recovery	139.2	160.1	162.7
Interventional pain	162.5	183.6	102.1
Total Pain Management and Recovery	301.7	343.7	264.8
Total Net Sales	$673.3	$684.1	$587.0

Digestive Health is a portfolio of products such as our MIC-KEY enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions.
Pain Management and Recovery is a portfolio of products including:
•Surgical pain and recovery products such as ON-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems; and
•Interventional pain solutions, which provide minimally invasive pain relief therapies, such as our Coolief pain therapy, OrthogenRx’s knee osteoarthritis HA pain relief injection products and Diros’ RFA products used to treat chronic pain conditions.
Liabilities for estimated returns, rebates and incentives as of December 31, 2023 and 2022 are presented in the table below (in millions):

	As of December 31,
	2023	2022
Accrued rebates	$10.4	$14.5
Accrued incentives	7.3	12.4
Accrued rebates and incentives (See Note 1)	17.7	26.9
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$17.8	$27.0
__________________________________________________
(a)Accrued sales returns are included in “Other” in the accrued expenses table in “Supplemental Balance Sheet Information” in Note 5.
For the years ended December 31, 2023, 2022 and 2021, net sales to external customers in the United States were $467.0 million, $463.9 million and $412.2 million, respectively. Globally, two customers accounted for 10% or more of our consolidated net sales in the years ended December 31, 2023, 2022 and 2021.
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
Property, plant and equipment held domestically and in foreign countries is as follows (in millions):

	As of December 31,
	2023	2022
Domestic	$76.1	$84.1
Foreign	41.1	34.5
Total Property, Plant and Equipment	$117.2	$118.6
Note 17.    Share Repurchase Program
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
Purchases of common stock under the 10b5-1 trading plans for the year ended December 31, 2023 are summarized in the table below:

	Shares Repurchased		Aggregate Purchase Price (in millions)	Average Price per Share	Amount Remaining in Program for Purchase (in millions)
	# of Shares	Program to Date
Third quarter of 2023	451,965	451,965	$9.2	$20.39	$15.8
Fourth quarter of 2023	290,688	742,653	$5.8	$19.90	$10.0
In addition to the share repurchase program, we withheld 168,178 shares of common stock for $4.1 million in taxes associated with stock-based compensation transactions in the year ended December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Avanos Medical, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avanos Medical, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Net Sales/Accrued rebate expenses- Refer to Notes 1 and 16 to the consolidated financial statements
Critical Audit Matter Description
The Company generally distributes its products through wholesale distributors, and in many cases, discounts to the net selling prices are determined based on the contractual arrangements that the Company has with its end-user groups’ purchasing organizations. The Company’s contracts provide for variable consideration, including rebates. Sales are reported net of distributor rebates which are estimated based on the historical difference between list prices and average end user contract prices and the quantity of products expected to be sold to end-users. Total rebates due to customers that were not settled as of December 31, 2023 was $10.4 million and is included in accrued expenses as of December 31, 2023.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of rebates included the following, among others:

•We tested the effectiveness of internal control related to the accounting for rebates including those over the estimates of quantity of products to be sold to end-user customers and the difference in the product’s list price and the average end-user prices;
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
Goodwill Valuation - Refer to Note 4 to the consolidated financial statements
Critical Audit Matter Description
The Company's evaluation of goodwill impairment involves the comparison of the fair value of its single reporting unit, Medical Devices, to its carrying value as of July 1, 2023. The Company uses a combination of income and market capitalization approaches to estimate fair value. The Company utilizes a discounted cash flow model to perform its income approach, which requires management to make significant judgments related to the discount rate and assumptions, including expected growth rates, used in the forecast of future cash flows. The market approach estimates the fair value of the reporting unit based on the consideration of the Company’s observable market value and other assumptions. Changes in the judgments or the assumptions used in management’s evaluation could have a material impact on the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. Goodwill is tested for impairment annually and whenever events and circumstances indicate that it is more likely than not that the fair value of the reporting unit may be below its carrying value. Management completed the annual impairment test on July 1, 2023 and determined that the fair value exceeded the net carrying value of its single reporting unit. The goodwill balance was $796.1 million as of December 31, 2023.
Given the significant judgments made by management to estimate the fair value of the Medical Devices reporting unit, the audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future cash flows required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s assumption of the discount rate and the assumptions used to forecast future cash flows to estimate the fair value of the reporting unit included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluation including those over the determination of the reporting unit’s fair value, such as controls related to management's selection of significant valuation and business assumptions.
•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology and (2) the discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, developing a range of independent estimates, performing sensitivity analysis and comparing those to the discount rate selected by management.
•We evaluated management's ability to accurately forecast future cash flows by comparing prior year forecasts to actual results in the respective years. We also compared current revenue and cash flow forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases (4) industry and peer financial performance and macroeconomic conditions. Further, we considered the Company’s plans for future strategic events and searched for contradictory evidence.
•We evaluated management’s determination of the fair value of the reporting unit using the market capitalization market approach.
•We evaluated the impact of changes in the impairment factors, including macroeconomic conditions, industry and market considerations, and Company-specific events from July 1, 2023, the annual impairment assessment date, to December 31, 2023 and evaluated any changes in the impairment factors.
Discontinued Operations - Accounting and Disclosure - Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description

On October 2, 2023, the Company completed the transaction to sell substantially all the assets primarily related to or primarily used in the Respiratory Health (“RH”) business (the “Divestiture”) for $110 million. The Company determined the sale of the RH Business should be reported as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 250-20 Discontinued Operations. As a result, management has classified the results of the RH Business, including the net sales, cost of products sold, research and development, selling and general expenses and other expense, net incurred directly to solely support the RH Business, as discontinued operations in the consolidated statement of income for all periods presented.
Our determination that performing procedures relating to expenses directly attributable to the RH business as part of discontinued operations is a critical audit matter is due to the significant audit effort and judgments involved in assessing management's determination and classification of the expenses incurred directly to solely support the RH business as discontinued operations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s consideration of discontinued operations accounting treatment included the following, among others:
•We tested the effectiveness of internal controls over management’s determination of expenses incurred directly to solely support the RH business.
•We evaluated management’s methodology to identify expenses incurred directly to solely support the RH Business and tested the completeness, accuracy, and classification of expenses between discontinued operations and continuing operations in the consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Atlanta, Georgia
February 21, 2024
We have served as the Company’s auditor since 2013.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer believe that, as of December 31, 2023, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. The scope of management’s evaluation included all of our businesses except for the business acquired with Diros Technology, Inc., which was acquired in July 2023 and whose financial statements constitute 4% of consolidated assets, 1% of our consolidated net sales and 1% of our consolidated net loss as of and for the year ended December 31, 2023. For further information see “Business Acquisitions” in Note 6 to the consolidated financial statements in Item 8 of this report. Management’s evaluation was based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Avanos Medical, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avanos Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Diros Technology, Inc. (“Diros”) which was acquired on July 24, 2023 and whose financial statements constitute 4% of consolidated assets, 1% of consolidated net sales and 1% of consolidated net loss from continuing operations as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Diros.
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
February 21, 2024

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
The names and ages of our executive officers as of February 21, 2024, together with certain biographical information, are as follows:

Name	Position
Joseph F. Woody	Chief Executive Officer
Michael C. Greiner	Senior Vice President, Chief Financial Officer and Chief Transformation Officer
Mojirade James	Senior Vice President, General Counsel and Secretary
Kerr W. Holbrook	Senior Vice President and Chief Commercial Officer
Sudhakar Varshney	Senior Vice President, Global Supply Chain and Procurement

Joseph F. Woody, age 58, was appointed as Chief Executive Officer on June 26, 2017. Mr. Woody has more than 20 years of experience in the healthcare sector. Prior to joining the Company, Mr. Woody served as Director, President and Chief Executive Officer of Acelity Holdings, Inc. (“Acelity”), a global advanced wound care and regenerative medicine company, from August 2015 until April 2017. Prior to that, Mr. Woody served as President and Chief Executive Officer for the combined organization of Kinetic Concepts, Inc. (“KCI”), LifeCell Corporation (“LifeCell”), and Systagenix Wound Management B.V., which became Acelity, from September 2013 until August 2015. Prior to that, Mr. Woody served in leadership roles at KCI and LifeCell from November 2011 until September 2013, having been promoted to President and Chief Executive Officer of KCI in January 2012 and interim Chief Executive Officer of LifeCell in April 2013. Previously, Mr. Woody served as global president of Vascular Therapies for Covidien plc, and global president for Smith & Nephew Advanced Wound Management, and he held other leadership positions at Alliance Imaging, Inc., Acuson and GE Medical Systems.
Michael C. Greiner, age 51, was appointed as Senior Vice President and Chief Financial Officer on January 1, 2020. In January 2023, Mr. Greiner assumed the additional role of Chief Transformation Officer. Mr. Greiner brings to Avanos more than 20 years of experience in corporate finance, accounting, treasury, and M&A strategy development and execution. From March 2016 through December 2019, he served as Executive Vice President and CFO for AngioDynamics, Inc., a publicly listed medical device company (NASDAQ: ANGO), where he played an integral role in transforming and optimizing its product portfolio through both internal development and M&A. Prior to that, Mr. Greiner was the CFO at Extreme Reach, Inc., a cloud-based enterprise platform for brand advertising, responsible for all finance and human resource operations. Earlier in his career, Mr. Greiner held several senior executive roles, including Senior Vice President corporate finance and Chief

Accounting Officer at Cimpress N.V. (formerly known as Vistaprint N.V.), global controller for GE’s Water and Processing Technologies division, as well as leadership roles at Bausch & Lomb and Wyeth.
Mojirade James, age 57, was appointed as Senior Vice President, General Counsel and Secretary in July 2021. Ms. James has more than 25 years of diversified legal experience, including vast experience supporting the development and commercialization of innovative drugs, biologics and vaccines. From September 2018 to June 2021, Ms. James held senior management positions, including Executive Vice President, Chief Legal and Compliance Officer, of Tmunity Therapeutics, a biotherapeutics company. Prior to that, from February 2012 to September 2017, she held senior management positions, including Senior Vice President, General Counsel and Corporate Secretary, of Iroko Pharmaceuticals, a global specialty pharmaceutical company. Her experience also includes working as an attorney at Wyeth and Pfizer and at the law firm Shearman & Sterling.
Kerr W. Holbrook, age 57, was appointed as Senior Vice President and Chief Commercial Officer in January 2023. From May 2019 until January 2023, he served as the Company’s Senior Vice President and General Manager, Chronic Care. Mr. Holbrook has more than 25 years of experience in the medical device, pharmaceutical and biotechnology industries. From March 2015 to November 2018, Mr. Holbrook served as Chief Commercial Officer for AlloSource, a biologics and regenerative medicine business focused on the spine, sports and orthopedics markets. Prior to AlloSource, Mr. Holbrook held executive positions, including Group Vice President, Strategy, Portfolio Management & Business Development, with Covidien, now part of Medtronic’s minimally invasive therapies group. Mr. Holbrook started his career with Eli Lilly & Company and subsequently led marketing and business development functions for McKesson Corporation.
Sudhakar Varshney, age 47, was appointed as Senior Vice President, Global Supply Chain and Procurement in November 2022. Mr. Varshney has more than 20 years of experience in supply chain management, manufacturing, operational excellence and quality improvement. From November 2020 to November 2022, he served as Senior Vice President, Global Operations at Antylia Scientific, a diversified bioprocessing and life sciences company. From September 2016 to October 2020, Mr. Varshney served as Vice President, Global Operations of Hach Company, a manufacturer of analytical instruments and reagents used to test the quality of water and other liquids. Prior thereto, he held management positions with Haemonetics Corporation, Covidien LP and Ford Motor Company. Mr. Varshney has notified the Company that he will resign his position with the Company effective March 31, 2024.
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the section of the 2024 Proxy Statement captioned “Other Information—Security Ownership Information” is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in thousands) (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders(1)	2,431(2)	$39.32	1,679
(1)    Includes (i) the Halyard Health, Inc. Equity Participation Plan, effective November 1, 2014 (the “2014 Plan”), (ii) the Avanos Medical, Inc. 2021 Long Term Incentive Plan, effective April 29, 2021, as amended (together with the 2014 Plan, the “Employee Plans”), and (iii) the Halyard Health, Inc. Outside Directors’ Compensation Plan, effective November 1, 2014 (the “Director Plan”).

(2)    Includes 1,225 restricted share units granted under the Employee Plans (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares issued may vary, depending on actual performance). Upon vesting, a share of Avanos common stock is issued for each restricted share unit. Column (a) also includes 170 restricted share units granted under the Director Plan. Under the Director Plan, upon retirement from, or any other termination of service from the Board, a share of Avanos common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price.

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
2.1
Distribution Agreement, dated October 31, 2014, by and between Halyard Health, Inc. and Kimberly-Clark Corporation, incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on November 4, 2014

2.2
Merger Agreement, dated December 13, 2021, by and among Avanos Medical, Inc., Avent, Inc., Orthogen Merger Sub, Inc. and OrthogenRx, Inc., incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 21, 2022

2.3
Purchase Agreement dated as of June 7, 2023 by and among Avanos Medical, Inc., the other Sellers party thereto and SunMed Group Holdings, LLC, incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q filed on August 9, 2023

2.4
First Amendment to Purchase Agreement dated as of October 2, 023 by and between Avanos Medical, Inc. and SunMed Group Holdings, LLC, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 2, 2023

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

10.1	Deferred Prosecution Agreement dated July 6, 2021, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 9, 2021
*10.2	Employment Offer Letter dated June 20, 2017 for Joseph Woody, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2017
*10.3	Employment Offer Letter dated March 22, 2018 for Arjun Sarker, incorporated by reference to Exhibit 10.1(a) to our Quarterly Report on Form 10-Q filed on May 2, 2018

Exhibit Number	Description
*10.4	Employment Offer Letter dated December 12, 2019 for Michael Greiner, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2019
*10.5	Employment Offer Letter dated July 21, 2010 for William Haydon, incorporated by reference to Exhibit 10.1(a) to our Quarterly Report on Form 10-Q filed on November 3, 2020
*10.6	Employment Offer Letter dated May 21, 2021 for Mojirade James, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 3. 2021
*10.7	Halyard Health, Inc. Equity Participation Plan, effective as of November 1, 2014, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on November 4, 2014
*10.8	Form of Award Agreement related to Halyard Health, Inc. Equity Participation Plan, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on November 4, 2014
*10.9	Form of Award Agreements, as amended, related to Halyard Health, Inc. Equity Participation Plan, incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on February 19, 2021
*10.10	Halyard Health, Inc. Outside Directors’ Compensation Plan, effective as of November 1, 2014, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on November 4, 2014
*10.11
Form of Terms and Conditions of Awards under the Halyard Health, Inc. Outside Directors’ Compensation Plan, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on November 4, 2014

*10.12	Avanos Medical, Inc. Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q filed on May 3, 2023
*10.13	Halyard Health, Inc. Amended and Restated Severance Pay Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 31, 2017
*10.14	Avanos Medical, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on August 7, 2019
*10.15	Avanos Medical, Inc. 2021 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on July 13, 2023
*10.16	Form of Award Agreements related to the Avanos Medical, Inc. 2021 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 3, 2021
*10.18
Retention Incentive Agreement dated May 20, 2022 by and between Avanos Medical, Inc. and David E. Ball, incorporated by reference to Exhibit 10.18 of our Quarterly Report on Form 10-Q filed on August 9, 2022

*10.19	Employment Offer Letter dated October 6, 2022 for Sudhakar Varshney, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on February 21, 2023
*10.20	Amendment to Employment Offer Letter dated November 15, 2022 for Mojirade James, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on February 21, 2023
*10.21	Amendment to Employment Offer Letter dated November 10, 2022 for Arjun Sarker, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on February 21, 2023
*10.22
Severance and Separation Agreement dated January 10, 2023 by and between Avanos Medical, Inc. and William D. Haydon, incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on May 3, 2023

19.1	Avanos Medical, Inc. Amended and Restated Policy on Insider Trading and Tipping, filed herewith
21	Subsidiaries of the Corporation, filed herewith.
23	Consent of Independent Registered Public Accounting Firm, filed herewith.
24	Powers of Attorney, filed herewith.
31(a)	Section 302 CEO Certification, filed herewith.
31(b)	Section 302 CFO Certification, filed herewith.
32(a)	Section 906 CEO Certification, furnished herewith.

Exhibit Number	Description
32(b)	Section 906 CFO Certification, furnished herewith.
*97.1	Avanos Medical, Inc. Incentive Compensation Clawback Policy, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Management contracts, compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANOS MEDICAL, INC.

February 21, 2024	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President,
Chief Financial Officer and Chief Transformation Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph F. Woody	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2024
Joseph F. Woody

/s/ Michael C. Greiner	Senior Vice President, Chief Financial Officer and Chief Transformation Officer (Principal Financial Officer)	February 21, 2024
Michael C. Greiner

/s/ John J. Hurley	Controller (Principal Accounting Officer)	February 21, 2024
John J. Hurley

Directors

Gary D. Blackford
John P. Byrnes
Lisa Egbuonu-Davis
Patrick J. O’Leary
Dr. Julie Shimer

By:	/s/ John J. Hurley	February 21, 2024
John J. Hurley Attorney-in-Fact

