Form 10-Q
period 2024-03-31
AVANOS MEDICAL, INC.
filed 2024-05-02
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Yes  ☐    No  ☒
As of April 25, 2024, there were 45,903,911 shares of the registrant’s common stock outstanding.

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
•financial conditions affecting the banking system and the potential threats to the solvency of commercial banks
•litigation and enforcement actions;
•disruption in the supply of raw materials or the distribution of finished goods;
•price fluctuations in key commodities;
•fluctuations in currency exchange rates;
•changes in governmental regulations that are applicable to our business;
•our ability to realize the intended benefits of our restructuring initiatives or our divestiture, acquisition or merger transactions;
•changes in asset valuations, including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons; and
•any other matters described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) and Part II, Item 1A - “Risk Factors” in this Form 10-Q.
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

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net Sales	$166.1	$159.3
Cost of products sold	71.3	67.9
Gross Profit	94.8	91.4
Research and development	7.0	7.5
Selling and general expenses	83.6	88.8
Other expense, net	0.2	1.2
Operating Income (Loss)	4.0	(6.1)
Interest income	0.6	0.5
Interest expense	(3.1)	(3.5)
Income (Loss) Before Income Taxes	1.5	(9.1)
Income tax (provision) benefit	(1.0)	1.3
Income (Loss) from Continuing Operations	0.5	(7.8)
(Loss) Income from discontinued operations, net of tax	(1.4)	7.3
Net Loss	$(0.9)	$(0.5)

Basic Earnings (Loss) Per Share
Continuing operations	$0.01	$(0.17)
Discontinued operations	(0.03)	0.16
Basic Loss Per Share	$(0.02)	$(0.01)

Diluted Earnings (Loss) Per Share
Continuing operations	$0.01	$(0.17)
Discontinued operations	(0.03)	0.16
Diluted Loss Per Share	$(0.02)	$(0.01)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net Loss	$(0.9)	$(0.5)
Other Comprehensive (Loss) Income, Net of Tax
Unrealized currency translation adjustments	(2.2)	4.5
Defined benefit plans	(0.3)	—
Total Other Comprehensive (Loss) Income, Net of Tax	(2.5)	4.5
Comprehensive (Loss) Income	$(3.4)	$4.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$75.8	$87.7
Accounts receivable, net of allowances	131.3	142.8
Inventories	165.6	163.2
Prepaid and other current assets	28.6	28.8
Assets held for sale	66.5	64.5
Total Current Assets	467.8	487.0
Property, Plant and Equipment, net	116.2	117.2
Operating Lease Right-of-Use Assets	24.2	26.8
Goodwill	794.9	796.1
Other Intangible Assets, net	232.8	239.5
Deferred Tax Assets	6.3	6.5
Other Assets	19.1	19.3
TOTAL ASSETS	$1,661.3	$1,692.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$9.4	$8.6
Current portion of operating lease liabilities	11.5	12.8
Trade accounts payable	57.0	56.3
Accrued expenses	75.1	93.2
Liabilities held for sale	52.2	63.7
Total Current Liabilities	205.2	234.6
Long-Term Debt	167.2	159.4
Operating Lease Liabilities	26.6	28.3
Deferred Tax Liabilities	23.6	23.8
Other Long-Term Liabilities	10.8	10.0
Total Liabilities	433.4	456.1

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,066,997 outstanding as of March 31, 2024 and 46,174,337 outstanding as of December 31, 2023	0.5	0.5
Additional paid-in capital	1,667.7	1,663.6
Accumulated deficit	(315.8)	(314.9)
Treasury stock	(95.0)	(85.9)
Accumulated other comprehensive loss	(29.5)	(27.0)
Total Stockholders’ Equity	1,227.9	1,236.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,661.3	$1,692.4
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Common Stock	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,663.6	1,646.4
Exercise or redemption of share-based awards	0.5	0.6
Stock-based compensation expense	3.6	4.0
Additional Paid-in Capital, end of period	1,667.7	1,651.0
Accumulated Deficit, beginning of period	(314.9)	(253.1)
Net loss	(0.9)	(0.5)
Accumulated Deficit, end of period	(315.8)	(253.6)
Treasury Stock, beginning of period	(85.9)	(66.8)
Purchases of treasury stock	(9.1)	(1.1)
Treasury Stock, end of period	(95.0)	(67.9)
Accumulated Other Comprehensive Loss, beginning of period	(27.0)	(35.8)
Other comprehensive (loss) income, net of tax	(2.5)	4.5
Accumulated Other Comprehensive Loss, end of period	(29.5)	(31.3)
Total Stockholders’ Equity, end of period	$1,227.9	$1,298.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(0.9)	$(0.5)
Depreciation and amortization	11.4	12.1
Stock-based compensation expense	3.6	4.0
Net loss on asset dispositions and impairments	0.3	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	8.2	26.2
Inventories	(4.7)	(8.6)
Prepaid expenses and other assets	(0.2)	(1.5)
Accounts payable	2.3	(7.9)
Accrued expenses	(27.6)	(27.5)
Deferred income taxes and other	(0.4)	(3.1)
Cash Used in Operating Activities	(8.0)	(6.8)
Investing Activities
Capital expenditures	(4.1)	(4.0)
Proceeds from RH Divestiture post-closing settlement	2.1	—
Cash Used in Investing Activities	(2.0)	(4.0)
Financing Activities
Secured debt repayments	(1.6)	(1.6)
Revolving credit facility proceeds	20.0	—
Revolving credit facility repayments	(10.0)	(20.0)
Purchases of treasury stock	(9.1)	(1.1)
Proceeds from the exercise of stock options	0.5	0.6
Payment of contingent consideration liabilities	(0.5)	—
Cash Used in Financing Activities	(0.7)	(22.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.2)	0.9
Decrease in Cash and Cash Equivalents	(11.9)	(32.0)
Cash and Cash Equivalents - Beginning of Period	87.7	127.7
Cash and Cash Equivalents - End of Period	$75.8	$95.7

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
Interim Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and the condensed consolidated financial statements in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023. Our unaudited interim condensed consolidated financial statements contain all necessary material adjustments, which are of a normal and recurring nature, to fairly state our financial condition, results of operations and cash flows for the periods presented.
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
We determined that the fair value of our reporting unit exceeds the net carrying amount in our most recent goodwill impairment test on July 1, 2023. However, there can be no assurance that the assumptions and estimates made for purposes of the annual goodwill impairment test will prove to be accurate. Volatility in the equity and debt markets, or increases in interest rates, could result in a higher discount rate. Changes in sales volumes, selling prices and costs of goods sold, and increases in interest rates could cause changes in our forecasted cash flows. Unfavorable changes in any of the factors described above, as well as a decline in our stock price, could result in a goodwill impairment charge in the future.
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
Note 2.     Discontinued Operations
On June 7, 2023, we entered into a Purchase Agreement (“Purchase Agreement”) by and among us and certain of our affiliates and SunMed Group Holdings, LLC (“Buyer”) pursuant to which Buyer agreed to purchase substantially all of the assets primarily relating to or primarily used in our Respiratory Health (“RH”) business (the “RH Divestiture”). On October 2, 2023, we closed the RH Divestiture for a total purchase price of $110 million in cash, subject to certain adjustments as provided in the Purchase Agreement based on the indebtedness and inventory transferred to Buyer at the closing and the chargebacks assumed by Buyer but that would otherwise have been payable by the Company and its subsidiaries on or after October 2, 2023 to distributors of the Company’s RH products located in the United States (the “Initial Closing”).
The RH Divestiture represents a key component of Avanos’ ongoing three-year transformation process, and is aimed at accelerating the Company’s efforts to focus its portfolio on markets where it is well positioned to succeed.
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
We have also entered into distribution agreements with Buyer under which we will remain a limited risk distributor for RH products on Buyer’s behalf for sales outside of the United States. As a result, we have $11.4 million of RH products included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of March 31, 2024, compared to $11.9 million as of December 31, 2023 . We anticipate the limited risk distributor arrangements will terminate no later than three years from the date of the Purchase Agreement.
As a result of the RH Divestiture, the results of operations from our RH business are reported as “(Loss) income from discontinued operations, net of tax” and the related assets and liabilities are classified as “held for sale” in the condensed consolidated financial statements.

Pursuant to an agreement under which we provide manufacturing services for the Buyer, certain manufacturing facilities and equipment did not transfer to the Buyer upon the Initial Closing, and remain in “Assets Held for Sale” as of March 31, 2024 with a corresponding liability representing our obligation to transfer the manufacturing facilities and equipment to the buyer at a later date. Likewise, the results of operations from these manufacturing operations continue to be classified as “(Loss) income from discontinued operations, net of tax.
The following table summarizes the financial results of our discontinued operations for all periods presented herein (in millions):

	Three Months Ended March 31,
	2024	2023
Net Sales	$16.9	$32.4
Cost of products sold	15.9	19.3
Gross Profit	1.0	13.1
Research and development	—	0.4
Selling and general expenses	—	3.9
Other expense, net	2.9	0.1
Operating (Loss) Income	(1.9)	8.7
(Loss) Income from discontinued operations before income taxes	(1.9)	8.7
Income tax benefit (provision) from discontinued operations	0.5	(1.4)
Net (Loss) Income from discontinued operations, net of tax	$(1.4)	$7.3

(Loss) Earnings Per Share
Basic	$(0.03)	$0.16
Diluted	$(0.03)	$0.16
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
Details on assets and liabilities classified as held for sale in the accompanying consolidated balance sheets are presented in the following table (in millions):

	March 31, 2024	December 31, 2023
Assets held for sale - discontinued operations
Inventories	$19.3	$17.5
Property, Plant and Equipment, net	44.1	43.9
Operating Lease Right-of-Use Assets	3.1	3.1
Total assets classified as held for sale	$66.5	$64.5
Liabilities held for sale - discontinued operations
Current Portion of Operating Lease Liabilities	$0.8	$0.8
Accrued expenses	50.1	61.3
Non-Current Operating Lease Liability	1.3	1.6
Total liabilities held for sale - discontinued operations	$52.2	$63.7

Assets and liabilities held for sale as of March 31, 2024 were classified as current since we expect the RH Divestiture to be completed within one year.

The following table provides operating and investing cash flow information for our discontinued operations (in millions):

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Depreciation and amortization	$—	$1.4
Stock-based compensation expense	—	0.1
Investing Activities:
Capital expenditures	0.4	0.4

Note 3.    Restructuring Activities
Post-RH Divestiture Restructuring Plan
In the three months ended March 31, 2024, we initiated a post-RH Divestiture restructuring plan (the “Plan”). The current scope of the Plan is intended to align our organizational structure with our remaining business, but may be expanded to include other operational initiatives that have not been finalized. We expect the Plan will be substantially complete by the end of 2025 and currently expect to incur up to $5.0 million of cash expenses, primarily for employee termination benefits. In the three months ended March 31, 2024, we incurred $0.7 million of costs related to the Plan. These costs were included in “Selling and general expenses” in the accompanying condensed consolidated income statements.
Transformation Process
In January 2023, we initiated a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies (the “Transformation Process”). The RH Divestiture represents a key component of our three-year transformation process. We expect the Transformation Process will be substantially complete by the end of 2025.
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
In the three months ended March 31, 2024, we incurred expenses of $2.9 million, primarily related to employee severance and benefits costs in connection with the Transformation Process. These costs were included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements. Plan-to-date we have incurred expenses of $31.1 million in connection with the Transformation Process.
Restructuring Liability
Our liability for costs associated with our restructuring initiatives as of March 31, 2024 is summarized below (in millions):

As of March 31, 2024
Beginning balance	$2.3
Restructuring and transformation costs, excluding non-cash charges	3.5
Payments and adjustments, net	(3.9)
Ending balance	$1.9

Note 4.    Business Acquisition
Diros Technology
On June 17, 2023 we entered into a definitive agreement to acquire Diros Technology Inc., (“Diros”) a leading manufacturer of innovative radiofrequency ablation (“RFA”) products used to treat chronic pain conditions. On July 24, 2023, we closed the acquisition of Diros. The total purchase price paid in connection with our acquisition of Diros was $53.0 million, consisting of $2.5 million in cash paid upon entry into the definitive agreement and $50.5 million in cash paid at closing (subject to certain working capital and other adjustments), with up to an additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement (the “Diros Acquisition”). The purchase price for the Diros Acquisition was funded by proceeds from our Revolving Credit Facility. The accompanying condensed consolidated income statement includes $4.7 million of net sales from Diros for the three months ended March 31, 2024. In the three months ended March 31, 2024, we incurred $0.2 million of costs in connection with the Diros Acquisition, which are included in “Selling and general expenses.” In the three months ended March 31, 2024, we made contingent consideration payments of $0.5 million and to date we have made contingent consideration payments of $2.0 million.
Under the acquisition method of accounting for business combinations, the purchase price paid is allocated to the underlying net assets in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values is recorded as goodwill. Fair values of assets acquired and liabilities assumed are being determined using discounted cash flow analyses and the fair value of the contingent consideration is being estimated using a Monte Carlo simulation. Assumptions supporting the estimated fair values are based on facts and circumstances that existed on the valuation date. The purchase price allocation is shown in the table below (in millions):

Current assets, net of cash acquired	$7.5
Current liabilities, excluding contingent consideration	(7.0)
Contingent consideration	(5.3)
Other noncurrent assets (liabilities), net	(0.5)
Deferred tax liabilities	(8.1)
Identifiable intangible assets	29.6
Goodwill	33.4
Total	$49.6
The identifiable intangible assets relating to the Diros Acquisition include the following (in millions, except years):

	Identifiable Intangible Asset Amount	Weighted Average Useful Lives (Years)
Trade names and trademarks	$2.9	15
Customer relationships	21.2	14
Developed technology and other	5.5	13
Total	$29.6

The following unaudited pro forma financial information is presented in the table below for the three months ended March 31, 2023 as if the Diros Acquisition had occurred on January 1, 2022 (in millions except per share amounts):

Three Months Ended March 31, 2023
Net sales	$162.9

Net loss from continuing operations	(7.6)
Income from discontinued operations, net of tax	7.3
Net Loss	$(0.3)

Basic (Loss) Earnings Per Share
Continuing operations	$(0.16)
Discontinued operations	$0.16
Basic Loss Per Share	$—

Diluted (Loss) Earnings Per Share
Continuing operations	$(0.16)
Discontinued operations	$0.16
Diluted Loss Per Share	$—
The pro forma financial information has been adjusted to include the effects of the Diros Acquisition, including acquisition-related costs, amortization of acquired intangibles and related tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have been achieved.
Note 5.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	March 31, 2024	December 31, 2023
Accounts receivable	$122.5	$134.0
Income tax receivable	14.1	14.1
Allowances and doubtful accounts:
Doubtful accounts	(4.8)	(5.1)
Sales discounts	(0.5)	(0.2)
Accounts receivable, net	$131.3	$142.8
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Allowance for doubtful accounts was $0.1 million for the three months ended March 31, 2024, compared to $0.2 million for the three months ended March 31, 2023.
Inventories
Inventories at the lower of cost (determined on the FIFO method) or net realizable value consists of the following (in millions):

	March 31, 2024	December 31, 2023
Raw materials	$51.0	$50.3
Work in process	25.8	19.8
Finished goods	84.0	88.5
Supplies and other	4.8	4.6
Total Inventory	$165.6	$163.2

We incurred $1.5 million of expense for inventory write-offs and obsolescence in the three months ended March 31, 2024, compared to $1.0 million in the three months ended March 31, 2023.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	March 31, 2024	December 31, 2023
Land	$1.4	$1.3
Buildings and leasehold improvements	38.6	38.0
Machinery and equipment	181.6	182.8
Construction in progress	21.1	18.0
	242.7	240.1
Less accumulated depreciation	(126.5)	(122.9)
Total	$116.2	$117.2
Depreciation expense was $5.3 million for the three months ended March 31, 2024, compared to $4.9 million for the three months ended March 31, 2023, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2023	$796.1
Currency translation adjustment	(1.2)
Balance, March 31, 2024	$794.9
Intangible assets subject to amortization consist of the following (in millions):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$41.6	$(29.0)	$12.6	$42.0	$(28.8)	$13.2
Patents and acquired technologies	248.5	(174.3)	74.2	248.6	(171.9)	76.7
Other	207.5	(61.5)	146.0	207.7	(58.1)	149.6
Total	$497.6	$(264.8)	$232.8	$498.3	$(258.8)	$239.5
Amortization expense for intangible assets is included in “Cost of products sold” and “Selling and general expenses” and was $6.1 million for the three months ended March 31, 2024, compared to $5.8 million for the three months ended March 31, 2023, respectively. As of March 31, 2024 we had unrealized currency translation adjustments of $0.6 million related to our acquired intangibles from the acquisition of Diros.
Amortization expense for the remainder of 2024, the following four years and thereafter is estimated as follows (in millions):

Amount
Remainder of 2024	$19.4
2025	25.0
2026	24.5
2027	22.8
2028	22.6
Thereafter	118.5
Total	$232.8

Accrued Expenses
Accrued expenses consist of the following (in millions):

	March 31, 2024	December 31, 2023
Accrued rebates and customer incentives	$14.1	$17.7
Accrued salaries and wages	20.8	31.5
Accrued taxes and other	17.5	16.7
Other	22.7	27.3
Total	$75.1	$93.2

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$6.7	$5.9
Other	4.1	4.1
Total	$10.8	$10.0
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		March 31, 2024		December 31, 2023
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$75.8	$75.8	$87.7	$87.7
Liabilities
Revolving Credit Facility	2	$60.0	$60.0	$50.0	$50.0
Term Loan Facility	2	116.6	116.6	118.0	118.0
Contingent consideration related to acquisition	3	3.3	3.3	5.3	5.3
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of amounts borrowed under our Revolving Credit Facility and Term Loan Facility approximates carrying value because borrowings are subject to a variable rate as described in Note 7, “Debt”.

Note 7.     Debt
As of March 31, 2024 and December 31, 2023, our respective debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturity	March 31, 2024	December 31, 2023
Revolving Credit Facility	6.86%	2027	$60.0	$50.0
Term Loan Facility	6.78%	2027	117.2	118.8
			177.2	168.8
Unamortized debt issuance costs			(0.6)	(0.8)
Current portion of long-term debt			(9.4)	(8.6)
Total Long-Term Debt, net			$167.2	$159.4

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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 6.6% as of March 31, 2024.
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of March 31, 2024, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis. We are permitted to prepay all or a portion of the Term Loan Facility and the Revolving Credit Facility at any time without premium or penalty.
Debt Payments
The Credit Agreement requires quarterly principal installment payments on the Term Loan Facility of 10% of the total principal borrowed for the first eight quarters following funding and then quarterly installment payments of 20% of the total principal borrowed, at which time the remaining unpaid principal amount of the Term Loan Facility is due and payable by the Company upon the maturity date of June 24, 2027. The current portion of the Term Loan Facility is $9.4 million. Interest is payable quarterly. We have the right to voluntarily prepay the Term Loan Facility in accordance with the terms of the Credit Agreement. Interest is payable at the same rates set forth above for the Revolving Credit Facility.
During the three months ended March 31, 2024, we repaid $1.6 million of the Term Loan Facility. During the three months ended March 31, 2024, we borrowed $20.0 million and repaid $10.0 million of the Revolving Credit Facility. As of March 31, 2024, we had letters of credit outstanding of $6.2 million.

As of March 31, 2024, the aggregate amounts of long-term debt that will mature during each of the next four years are as follows (in millions):

Amount
Remainder of 2024	$7.0
2025	9.4
2026	10.2
2027	150.6
2028	—
Total	$177.2
Note 8.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Currency Translation	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(27.0)	$—	$(27.0)
Other comprehensive loss	(2.2)	(0.3)	(2.5)
Balance, March 31, 2024	$(29.2)	$(0.3)	$(29.5)
The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Unrealized currency translation	$(2.2)	$4.5
Defined benefit pension plans	(0.3)	—
Defined benefit pension plans, net of tax	(0.3)	—
Change in AOCI	$(2.5)	$4.5
Note 9.     Stock-Based Compensation
Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Sales and general expenses.” Stock-based compensation expense for the three months ended March 31, 2024 and 2023 is shown in the table below (in millions):

	Three Months Ended March 31,
	2024	2023
Stock options	$—	$0.2
Time-based restricted share units	2.5	2.9
Performance-based restricted share units	1.0	0.8
Employee stock purchase plan	0.1	0.1
Total stock-based compensation	$3.6	$4.0
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

The calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2024 and 2023 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss) from continuing operations	$0.5	$(7.8)
Net (loss) income from discontinued operations	(1.4)	7.3
Net loss	$(0.9)	$(0.5)

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.2	46.6
Dilutive effect of stock options and restricted share unit awards	0.5	—
Diluted weighted average shares outstanding	46.7	46.6
Earnings (Loss) Per Share
Basic:
Continuing Operations	$0.01	$(0.17)
Discontinued Operations	(0.03)	0.16
Basic Loss Per Share	$(0.02)	$(0.01)

Diluted:
Continuing Operations	$0.01	$(0.17)
Discontinued Operations	(0.03)	0.16
Diluted Loss Per Share	$(0.02)	$(0.01)
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
For the three months ended March 31, 2024, 1.7 million of potentially dilutive stock options and RSU awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
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

Avanos develops, manufactures and markets its recognized brands globally and holds leading market positions in multiple categories across its portfolio. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Digestive Health	$94.7	$88.8
Pain Management and Recovery:
Surgical pain and recovery	31.2	34.7
Interventional pain	40.2	35.8
Total Pain Management and Recovery	71.4	70.5
Total Net Sales	$166.1	$159.3
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
Liabilities for estimated returns, rebates and incentives are presented in the table below (in millions):

	March 31, 2024	December 31, 2023
Accrued rebates	$6.9	$10.4
Accrued customer incentives	7.2	7.3
Accrued rebates and customer incentives	14.1	17.7
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$14.2	$17.8
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
Note 13.     Share Repurchase Program
On July 28, 2023, the Board of Directors approved a new one-year program under which we may repurchase up to $25.0 million of our common stock. Repurchases under this program will be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. We have established a pre-arranged trading plan under Rule 10b5-1 of the Exchange Act in connection with this share repurchase program. This share repurchase program does not obligate us to purchase any particular amount of common stock and may be suspended, modified or discontinued by us without prior notice. In the third quarter of 2023, we repurchased $9.2 million of our common stock and during the fourth quarter of 2023, we repurchased an additional $5.8 million of our common stock.
For the three months ended March 31, 2024, our repurchases of our common stock were as summarized in the table below.

	Shares Repurchased		Aggregate Purchase Price (in millions)	Average Price per Share	Amount Remaining in Program for Purchase (in millions)
	# of Shares	Program to Date
First quarter of 2024	342,680	1,085,333	$6.7	$19.45	$3.3

From April 1, 2024 to April 12, 2024, we repurchased 169,571 shares of our common stock for the remaining $3.3 million, or an average of $19.67 per share.
In addition to the share repurchase program, we withheld 125,819 shares of common stock for $2.4 million in taxes associated with stock-based compensation transactions for the three months ended March 31, 2024.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. This MD&A contains forward-looking statements. Refer to “Information Concerning Forward-Looking Statements” at the beginning of this Form 10-Q for an explanation of these types of statements.
The following will be discussed and analyzed:
•Restructuring Activities;
•Divestiture of the Respiratory Health Business
•Discontinued Operations
•Business Acquisition
•Results of Operations and Related Information;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Use of Estimates.
Restructuring Activities
Post-RH Divestiture Restructuring Plan
In the three months ended March 31, 2024, we initiated a restructuring plan (the “Plan”) following the divestiture of our Respiratory Health (“RH”) business in the fourth quarter of 2023 (the “RH Divestiture”). The current scope is intended to align our organizational structure with our remaining business, but may be expanded to include other operational initiatives that have not been finalized. We expect the Plan will be substantially complete by the end of 2025 and currently expect to incur up to $5.0 million of cash expenses, primarily for employee termination benefits. In the three months ended March 31, 2024, we incurred $0.7 million of costs related to the Plan. These costs were included in “Selling and general expenses” in the accompanying condensed consolidated income statements.
Transformation Process
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
We expect to incur up to $30.0 million of cash expenses in connection with the Transformation Process, consisting of between $9.0 million and $12.0 million of program management consulting and employee retention expenses, between $8.0 million and $11.0 million of expenses associated with manufacturing and supply chain improvements and portfolio rationalization; and the remainder for expenses associated with organization design and alignment and other related activities. These amounts include between $6.0 million and $8.0 million of employee severance and benefits costs. The accompanying condensed consolidated income statements for the three months ended March 31, 2024 include costs of $2.9 million, incurred in connection with the Transformation Process in “Selling and general expenses.”
Divestiture
On October 2, 2023, we closed the sale of our RH business to SunMed Group Holdings, LLC (“Buyer”) for a total purchase price of $110 million in cash, subject to certain adjustments as provided in the Purchase Agreement based on the indebtedness and inventory transferred to Buyer at the closing and the chargebacks assumed by Buyer but that would otherwise have been payable by the Company and its subsidiaries on or after October 2, 2023 to distributors of the Company’s RH products located in the United States.
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
Discontinued Operations
As a result of the RH Divestiture, the results of operations from our RH business are reported as “(Loss) income from discontinued operations, net of tax” and the related assets and liabilities are classified as “held for sale” in the condensed consolidated financial statements. Net sales from discontinued operations were $16.9 million in the three months ended March 31, 2024, compared to $32.4 million in the three months ended March 31, 2023.
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
See Note 4, “Business Acquisition” in Item 1 of this Form 10-Q for further details regarding the acquisition.
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
Net Sales
Our net sales are summarized in the following table for the three months ended March 31, 2024 and 2023 (in millions):

			Three Months Ended March 31,
			2024	2023	Change
Digestive Health			$94.7	$88.8	6.6%
Pain Management and Recovery:
Surgical pain and recovery			31.2	34.7	(10.1)%
Interventional pain			40.2	35.8	12.3%
Total Pain Management and Recovery			71.4	70.5	1.3%
Total Net Sales			$166.1	$159.3	4.3%

	Total	Volume	Pricing/Mix	Currency	Other(a)
Net sales - percentage change	4.3%	5.2%	(1.1)%	0.1%	0.1%
______________________________
(a) Other includes rounding.

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
Net Sales
First Quarter of 2024 Compared to First Quarter of 2023
For the three months ended March 31, 2024, net sales were $166.1 million, an increase of 4.3% compared to the prior year period, primarily due to strong demand and volume in our Digestive Health portfolio, primarily from our NeoMed neonatal and pediatric feeding solutions, as well as overall favorable volume in our Pain Management and Recovery portfolio, primarily driven by Game Ready and Diros. This was partially offset by slightly unfavorable pricing for our Pain Management and Recovery products.
Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Three Months Ended March 31,
	2024	2023	Change
North America	$132.1	$130.4	1.3%
Europe, Middle East and Africa	23.0	17.4	32.2
Asia Pacific and Latin America	11.0	11.5	(4.3)
Total net sales	$166.1	$159.3	4.3%
Gross Profit (in millions)

	Three Months Ended March 31,
	2024	2023
Net sales	$166.1	$159.3
Cost of products sold	71.3	67.9
Gross profit	94.8	91.4
Gross profit margin	57.1%	57.4%
First Quarter of 2024 Compared to First Quarter of 2023
For the three months ended March 31, 2024 compared to the prior year period, gross profit margin decreased primarily due to costs related to our Transformation priorities and plant separation costs associated with the RH Divestiture, partially offset by favorable volume and product mix.
Research and Development (in millions)

	Three Months Ended March 31,
	2024	2023
Research and development	$7.0	$7.5
Percentage of net sales	4.2%	4.7%
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. Research and development has historically ranged between 4% and 6% of net sales.

Selling and General Expenses (in millions)

	Three Months Ended March 31,
	2024	2023
Selling and general expenses	$83.6	$88.8
Percentage of net sales	50.3%	55.7%
Selling and general expenses decreased to $83.6 million for the three months ended March 31, 2024, as compared to the prior year period, driven by savings realized from the execution on the Transformation Process and a reduction in external spending.
Other Expense, net (in millions)

	Three Months Ended March 31,
	2024	2023
Other expense, net	$0.2	$1.2
Percentage of net sales	0.1%	0.8%
Other expense, net was $0.2 million for the three months ended March 31, 2024, compared to $1.2 million in the prior year period. In the three months ended March 31, 2023, other expense, net primarily consisted of acquisition and integration costs.
Operating Profit (in millions)

	Three Months Ended March 31,
	2024	2023
Operating profit (loss)	$4.0	$(6.1)
Operating profit margin	2.4%	(3.8)%
The items previously described drove operating profit to $4.0 million for the three months ended March 31, 2024, compared to operating loss of $6.1 million for the three months ended March 31, 2023.
Adjusted Operating Profit
A reconciliation of adjusted operating profit, a non-GAAP measure, to operating profit (loss) is provided in the table below (in millions):

	Three Months Ended March 31,
	2024	2023
Operating profit (loss), as reported (GAAP)	$4.0	$(6.1)
Acquisition and integration-related charges	0.3	1.5
Restructuring and transformation charges	2.9	8.9
Post-RH Divestiture transition charges	1.0	—
Post-RH Divestiture restructuring	0.7	—
EU MDR Compliance	1.3	1.1
Intangibles amortization	6.1	5.8
Adjusted operating profit (non-GAAP)	$16.3	$11.2

The items noted in the table above are described below:
Acquisition and integration-related charges: Acquisition and integration-related charges were $0.3 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. Expenses in the three months ended March 31, 2024 were driven by the acquisition of Diros and expenses in the three months ended March 31, 2023 were related to our acquisition of OrthogenRx, Inc.
Restructuring and transformation charges: In January 2023, we initiated the Transformation Process, a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies. In the three months ended March 31, 2024 we incurred expenses of $2.9 million related to the Transformation Process, primarily for employee severance and benefits costs. In the three months ended March 31, 2023 we incurred expenses of $8.9 million related to the Transformation Process, which consisted of costs associated with program management consulting and employee retention expenses and employee severance and benefits costs.
Post-RH Divestiture transition charges: In conjunction with the divestiture of our RH business, we incurred accounting, legal and other professional fees of approximately $1.0 million for the three months ended March 31, 2024.
Post-RH Divestiture restructuring charges: In the three months ended March 31, 2024, we initiated a post-RH Divestiture restructuring plan intended to align our operations and organizational structure with our remaining business. In the three months ended March 31, 2024 we incurred expenses of $0.7 million related to the Plan, which primarily consisted of employee severance and benefits costs.
EU MDR Compliance: The European Union Medical Device Regulation (the “EU MDR”) brings significant new requirements for our medical devices sold in the European Union. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We incurred $1.3 million and $1.1 million of costs for EU MDR compliance for the three months ended March 31, 2024 and 2023, respectively. In early 2023, the deadlines for compliance were extended after compliance was proceeding slower than expected by the European Commission due to a number of factors including insufficient capacity for timely issuance of device certifications under the new requirements. We expect the activities associated with EU MDR compliance will be substantially complete by the end of 2025.
Intangibles amortization: Intangibles amortization is related primarily to intangibles acquired in business acquisitions and was $6.1 million for the three months ended March 31, 2024 and $5.8 million for the three months ended March 31, 2023, respectively.
Interest Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our revolving credit facility net of interest capitalized on long-term capital projects. See Note 7, “Debt” in Item 1 of this Form 10-Q. Interest expense was $3.1 million for the three months ended March 31, 2024, compared to $3.5 million in the comparable period last year. Our outstanding debt balances, net of unamortized discounts, were $176.6 million and $168.0 million as of March 31, 2024 and December 31, 2023, respectively.

Income Taxes
The income tax provision was $1.0 million in the three months ended March 31, 2024, compared to an income tax benefit of $1.3 million in the three months ended March 31, 2023. Our effective tax rate was 66.7% in the three months ended March 31, 2024. For the three months ended March 31, 2023, our effective rate was 14.3%.
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
As of March 31, 2024, $41.2 million of our $75.8 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and cash equivalents decreased by $11.9 million to $75.8 million as of March 31, 2024, compared to $87.7 million as of December 31, 2023. The decrease was primarily driven by $8.0 million of cash used in operations, $4.1 million of capital expenditures, payments of $10.0 million on our revolving credit facility and $9.1 million used to repurchase shares of our common stock. This was partially offset by $20.0 million in proceeds from our revolving credit facility.
Cash and cash equivalents decreased by $32.0 million to $95.7 million as of March 31, 2023. The decrease was primarily driven by $6.8 million of cash used in operating activities, payments of $20.0 million on our revolving credit facility and $1.6 million on our term loan and $4.0 million of capital expenditures.
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
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of March 31, 2024, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis.
See Note 7, “Debt” in Item 1 of this Form 10-Q for further details regarding our debt agreements.

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared by applying certain accounting policies. See Note 1, “Accounting Policies” in Item 8, “Financial Statements and Supplementary Data” in the Form 10-K, which describes our most significant accounting policies. In addition, our critical accounting policies and estimates are presented under the caption “Critical Accounting Policies and Use of Estimates” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K. Certain of these policies require management to make estimates or assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies. See Note 1, “Accounting Policies” in Item 1 of this Form 10-Q for updates to our critical accounting policies and a discussion of recent accounting pronouncements. In the three months ended March 31, 2024, there were no significant changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.

Item 4.    Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors
There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” of the Form 10-K.

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

AVANOS MEDICAL, INC.
(Registrant)

May 2, 2024	By:	/s/ Michael C. Greiner
Michael C. Greiner
Senior Vice President,
Chief Financial Officer and Chief Transformation Officer
(Principal Financial Officer)

May 2, 2024	By:	/s/ John J. Hurley
John J. Hurley
Controller
(Principal Accounting Officer)