Form 10-Q
period 2024-09-30
AVANOS MEDICAL, INC.
filed 2024-10-30
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Yes  ☐    No  ☒
As of October 23, 2024, there were 45,956,997 shares of the registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales	$170.4	$171.3	$508.2	$500.0
Cost of products sold	77.5	75.8	224.9	215.3
Gross Profit	92.9	95.5	283.3	284.7
Research and development	7.2	6.1	20.5	20.4
Selling and general expenses	74.3	78.7	238.8	260.5
Other (income) expense, net	(0.6)	9.5	1.7	10.8
Operating Income (Loss)	12.0	1.2	22.3	(7.0)
Interest income	0.7	0.9	4.3	1.9
Interest expense	(3.2)	(4.7)	(9.4)	(11.7)
Income (Loss) Before Income Taxes	9.5	(2.6)	17.2	(16.8)
Income tax provision	(3.6)	(6.2)	(6.5)	(4.1)
Income (Loss) from Continuing Operations	5.9	(8.8)	10.7	(20.9)
(Loss) Income from discontinued operations, net of tax	(1.6)	5.1	(5.5)	(51.4)
Net Income (Loss)	$4.3	$(3.7)	$5.2	$(72.3)

Basic Earnings (Loss) Per Share
Continuing operations	$0.13	$(0.19)	$0.23	$(0.45)
Discontinued operations	(0.03)	0.11	(0.12)	(1.10)
Basic Earnings (Loss) Per Share	$0.10	$(0.08)	$0.11	$(1.55)

Diluted Earnings (Loss) Per Share
Continuing operations	$0.12	$(0.19)	$0.23	$(0.45)
Discontinued operations	(0.03)	0.11	(0.12)	(1.10)
Diluted Earnings (Loss) Per Share	$0.09	$(0.08)	$0.11	$(1.55)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income (Loss)	$4.3	$(3.7)	$5.2	$(72.3)
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	0.3	(4.6)	(8.0)	2.8
Defined benefit plans	0.1	—	(0.1)	—
Cash flow hedges	0.2	—	(1.8)	—
Total Other Comprehensive Income (Loss), Net of Tax	0.6	(4.6)	(9.9)	2.8
Comprehensive Income (Loss)	$4.9	$(8.3)	$(4.7)	$(69.5)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$89.0	$87.7
Accounts receivable, net of allowances	131.9	142.8
Inventories	161.9	163.2
Prepaid and other current assets	15.9	28.8
Assets held for sale	73.9	64.5
Total Current Assets	472.6	487.0
Property, Plant and Equipment, net	109.5	117.2
Operating Lease Right-of-Use Assets	26.5	26.8
Goodwill	795.1	796.1
Other Intangible Assets, net	220.1	239.5
Deferred Tax Assets	6.6	6.5
Other Assets	25.8	19.3
TOTAL ASSETS	$1,656.2	$1,692.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$9.4	$8.6
Current portion of operating lease liabilities	13.7	12.8
Trade accounts payable	54.2	56.3
Accrued expenses	82.7	93.2
Liabilities held for sale	52.9	63.7
Total Current Liabilities	212.9	234.6
Long-Term Debt	152.6	159.4
Operating Lease Liabilities	26.5	28.3
Deferred Tax Liabilities	23.9	23.8
Other Long-Term Liabilities	10.6	10.0
Total Liabilities	426.5	456.1

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 45,954,931 outstanding as of September 30, 2024 and 46,174,337 outstanding as of December 31, 2023	0.5	0.5
Additional paid-in capital	1,674.7	1,663.6
Accumulated deficit	(309.7)	(314.9)
Treasury stock	(98.9)	(85.9)
Accumulated other comprehensive loss	(36.9)	(27.0)
Total Stockholders’ Equity	1,229.7	1,236.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,656.2	$1,692.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common Stock	$0.5	$0.5	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,671.5	1,654.9	1,663.6	1,646.4
Exercise or redemption of share-based awards	0.6	0.9	1.1	1.5
Stock-based compensation expense	2.6	3.9	10.0	11.8
Additional Paid-in Capital, end of period	1,674.7	1,659.7	1,674.7	1,659.7
Accumulated Deficit, beginning of period	(314.0)	(321.7)	(314.9)	(253.1)
Net income (loss)	4.3	(3.7)	5.2	(72.3)
Accumulated Deficit, end of period	(309.7)	(325.4)	(309.7)	(325.4)
Treasury Stock, beginning of period	(98.5)	(70.5)	(85.9)	(66.8)
Purchases of treasury stock	(0.4)	(9.2)	(13.0)	(12.9)
Treasury Stock, end of period	(98.9)	(79.7)	(98.9)	(79.7)
Accumulated Other Comprehensive Loss, beginning of period	(37.5)	(28.4)	(27.0)	(35.8)
Other comprehensive income (loss), net of tax	0.6	(4.6)	(9.9)	2.8
Accumulated Other Comprehensive Loss, end of period	(36.9)	(33.0)	(36.9)	(33.0)
Total Stockholders’ Equity, end of period	$1,229.7	$1,222.1	$1,229.7	$1,222.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income (loss)	$5.2	$(72.3)
Depreciation and amortization	34.4	34.6
Stock-based compensation expense	10.0	11.8
Goodwill impairment	—	59.1
Net loss on asset dispositions and impairments	0.4	1.1
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6.9)	30.0
Inventories	(5.9)	(6.6)
Prepaid expenses and other assets	7.7	0.2
Accounts payable	(1.2)	(16.0)
Accrued expenses	(3.7)	(19.7)
Deferred income taxes and other	2.8	(2.5)
Cash Provided by Operating Activities	42.8	19.7
Investing Activities
Capital expenditures	(13.0)	(11.9)
Proceeds from RH Divestiture post-closing settlement	2.1	—
Acquisition of assets and investments in businesses	—	(47.5)
Investment in Note Receivable	(9.0)	—
Cash Used in Investing Activities	(19.9)	(59.4)
Financing Activities
Secured debt repayments	(6.3)	(3.1)
Revolving credit facility proceeds	20.0	55.0
Revolving credit facility repayments	(20.0)	(20.0)
Purchases of treasury stock	(12.7)	(12.9)
Proceeds from the exercise of stock options	1.1	1.5
Payment of contingent consideration liabilities	(3.8)	—
Cash (Used in) Provided by Financing Activities	(21.7)	20.5
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.1	(1.4)
Increase (Decrease) in Cash and Cash Equivalents	1.3	(20.6)
Cash and Cash Equivalents - Beginning of Period	87.7	127.7
Cash and Cash Equivalents - End of Period	$89.0	$107.1

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
We determined that the fair value of our reporting unit exceeded the net carrying amount in our most recent goodwill impairment test on July 1, 2024. However, there can be no assurance that the assumptions and estimates made for purposes of the annual goodwill impairment test will prove to be accurate. Volatility in the equity and debt markets, or increases in interest rates, could result in a higher discount rate. Changes in sales volumes, selling prices and costs of goods sold, and increases in interest rates could cause changes in our forecasted cash flows. Unfavorable changes in any of the factors described above, as well as a decline in our stock price, could result in a goodwill impairment charge in the future.
Hedging and Derivatives
All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur, and is reclassified to income in the same period that the hedged item affects income. Our policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. Our policies also prohibit the use of any leveraged derivative instrument. Consistent with our policies, foreign currency derivative instruments are entered into with major financial institutions. At inception, we formally designate certain derivatives as cash flow hedges and establish how the effectiveness of these hedges will be assessed and measured. This process links the derivatives to the transactions they are hedging. See Note 11, “Derivative Financial Instruments,” for disclosures about derivative instruments and hedging activities.

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
Note 2.     Discontinued Operations
On June 7, 2023, we entered into a Purchase Agreement (“the Purchase Agreement”) by and among us and certain of our affiliates and SunMed Group Holdings, LLC (“Buyer”) pursuant to which Buyer agreed to purchase substantially all of the assets primarily relating to or primarily used in our Respiratory Health (“RH”) business (the “RH Divestiture”). On October 2, 2023, we closed the RH Divestiture for a total purchase price of $110 million in cash, subject to certain adjustments as provided in the Purchase Agreement based on the indebtedness and inventory transferred to Buyer at the closing and the chargebacks assumed by Buyer but that would otherwise have been payable by the Company and its subsidiaries on or after October 2, 2023 to distributors of the Company’s RH products located in the United States (the “Initial Closing”).
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

We have also entered into distribution agreements with Buyer under which we will remain a limited risk distributor for RH products on Buyer’s behalf for sales outside of the United States. As a result, we had $6.6 million of RH products included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of September 30, 2024, compared to $11.9 million as of December 31, 2023. While our agreements with Buyer allows for limited risk distributor (“LRD”) arrangements for up to three years from the date of the Purchase Agreement, we expect the LRD arrangements to terminate by the end of this year.
As a result of the RH Divestiture, the results of operations from our RH business are reported as “Net (Loss) Income from discontinued operations, net of tax” and the related assets and liabilities are classified as “held for sale” in the condensed consolidated financial statements.
Pursuant to an agreement under which we provide manufacturing services for the Buyer, certain manufacturing facilities and equipment did not transfer to the Buyer upon the Initial Closing, and remained in “Assets Held for Sale” as of September 30, 2024 with a corresponding liability representing our obligation to transfer the manufacturing facilities and equipment to the buyer at a later date. Likewise, the results of operations from these manufacturing operations continue to be classified as “Net Loss from discontinued operations, net of tax. On October 1, 2024, we finalized the RH Divestiture and completed the transfer of the manufacturing facilities and equipment to Buyer. Accordingly, we expect to finalize adjustments to our pretax loss on discontinued operations in the fourth quarter of 2024.
The following table summarizes the financial results of our discontinued operations for all periods presented herein (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales	$10.5	$31.1	$41.0	$93.9
Cost of products sold	15.9	19.9	47.4	57.8
Gross Profit	(5.4)	11.2	(6.4)	36.1
Research and development	—	0.2	—	0.8
Selling and general expenses	—	4.2	—	11.9
Pretax loss on classification as discontinued operations	—	—	—	72.3
Other (income) expense, net	(3.2)	0.1	1.1	0.3
(Loss) Income from discontinued operations before income taxes	(2.2)	6.7	(7.5)	(49.2)
Income tax benefit (provision) from discontinued operations	0.6	(1.6)	2.0	(2.2)
Net (Loss) Income from discontinued operations, net of tax	$(1.6)	$5.1	$(5.5)	$(51.4)

(Loss) Earnings Per Share
Basic	$(0.03)	$0.11	$(0.12)	$(1.10)
Diluted	$(0.03)	$0.11	$(0.12)	$(1.10)
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

Details on assets and liabilities classified as held for sale in the accompanying consolidated balance sheets are presented in the following table (in millions):

	September 30, 2024	December 31, 2023
Assets held for sale - discontinued operations
Inventories	$28.2	$17.5
Property, Plant and Equipment, net	43.0	43.9
Operating Lease Right-of-Use Assets	2.7	3.1
Total assets classified as held for sale	$73.9	$64.5
Liabilities held for sale - discontinued operations
Current Portion of Operating Lease Liabilities	$0.7	$0.8
Accrued expenses	51.3	61.3
Non-Current Operating Lease Liability	0.9	1.6
Total liabilities held for sale - discontinued operations	$52.9	$63.7

Assets and liabilities held for sale as of September 30, 2024 were classified as current since we expect the RH Divestiture to be completed within one year.

The following table provides operating and investing cash flow information for our discontinued operations (in millions):

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Depreciation and amortization	$—	$2.6
Stock-based compensation expense	—	0.1
Investing Activities:
Capital expenditures	0.6	3.1

Note 3.    Restructuring Activities
Post-RH Divestiture Restructuring Plan
During 2024, we initiated a post-RH Divestiture restructuring plan (the “Plan”). The Plan is intended to align our organizational structure, distribution and operational footprint with our remaining business. We expect the Plan will be substantially complete by the end of 2025 and currently expect to incur between $10.0 million and $11.0 million of cash expenses, primarily for employee termination benefits. In the three and nine months ended September 30, 2024, we incurred $2.3 million and $6.4 million, respectively, of costs related to the Plan. These costs were included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements.
Transformation Process
In January 2023, we initiated a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies (the “Transformation Process”). The RH Divestiture represents a key component of the three-year Transformation Process. We expect the Transformation Process will be substantially complete by the end of 2025.
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
In the three and nine months ended September 30, 2024, we incurred expenses of $0.7 million and $5.2 million, respectively, primarily related to employee severance and benefits costs in connection with the Transformation Process, compared to $4.3 million and $23.0 million in the three and nine months ended September 30, 2023. These costs were included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements. Plan-to-

date we have incurred expenses of $33.4 million in connection with the Transformation Process, which includes $28.1 million of cash expenses.
Restructuring Liability
Our liability for costs associated with our restructuring initiatives as of September 30, 2024 is summarized below (in millions):

As of September 30, 2024
Beginning balance	$2.3
Restructuring and transformation costs, excluding non-cash charges	10.3
Payments and adjustments, net	(9.2)
Ending balance	$3.4

Note 4.    Business Acquisition
Diros Technology
On June 17, 2023 we entered into a definitive agreement to acquire Diros Technology Inc. (“Diros”), a leading manufacturer of innovative radiofrequency ablation (“RFA”) products used to treat chronic pain conditions. On July 24, 2023, we closed the acquisition of Diros. The total purchase price paid in connection with our acquisition of Diros was $53.0 million, consisting of $2.5 million in cash paid upon entry into the definitive agreement and $50.5 million in cash paid at closing (subject to certain working capital and other adjustments), with up to an additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement (the “Diros Acquisition”). The purchase price for the Diros Acquisition was funded by proceeds from our Revolving Credit Facility. The accompanying condensed consolidated income statement includes $4.6 million and $14.4 million of net sales from Diros for the three and nine months ended September 30, 2024, respectively. The accompanying condensed consolidated income statement includes $2.4 million of net sales from Diros since the acquisition date for the three and nine months ended September 30, 2023. In the three and nine months ended September 30, 2024, we incurred $1.5 million and $2.1 million of costs in connection with the Diros Acquisition, compared to $0.6 million and $0.9 million of costs in the three and nine months ended September 30, 2023, respectively. These costs are included in “Selling and general expenses,” In the nine months ended September 30, 2024, we made contingent consideration payments of $4.6 million and to date we have made contingent consideration payments of $6.1 million.
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

Current assets, net of cash acquired	$7.5
Current liabilities, excluding contingent consideration	(7.0)
Contingent consideration	(5.3)
Other noncurrent liabilities, net	(0.5)
Deferred tax liabilities	(8.1)
Identifiable intangible assets	29.6
Goodwill	33.4
Total	$49.6

The identifiable intangible assets relating to the Diros Acquisition include the following (in millions, except years):

	Identifiable Intangible Asset Amount	Weighted Average Useful Lives (Years)
Trade names and trademarks	$2.9	15
Customer relationships	21.2	14
Developed technology and other	5.5	13
Total	$29.6
Note 5.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	September 30, 2024	December 31, 2023
Accounts receivable	$137.3	$134.0
Income tax receivable	—	14.1
Allowances and doubtful accounts:
Doubtful accounts	(4.8)	(5.1)
Sales discounts	(0.6)	(0.2)
Accounts receivable, net	$131.9	$142.8
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Allowance for doubtful accounts was $0.1 million for the three months ended September 30, 2024 and $0.2 million for the nine months ended September 30, 2024, compared to a net benefit of $0.4 million and an expense of $0.2 million for the three and nine months ended September 30, 2023, respectively.
Inventories
Inventories at the lower of cost (determined on the FIFO method) or net realizable value consists of the following (in millions):

	September 30, 2024	December 31, 2023
Raw materials	$47.4	$50.3
Work in process	23.2	19.8
Finished goods	87.9	88.5
Supplies and other	3.4	4.6
Total Inventory	$161.9	$163.2
We incurred $2.8 million and $4.3 million of expense for inventory write-offs and obsolescence in the three and nine months ended September 30, 2024, compared to $2.0 million and $6.3 million in the three and nine months ended September 30, 2023, respectively.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	September 30, 2024	December 31, 2023
Land	$1.2	$1.3
Buildings and leasehold improvements	41.3	38.0
Machinery and equipment	185.4	182.8
Construction in progress	18.8	18.0
	246.7	240.1
Less accumulated depreciation	(137.2)	(122.9)
Total	$109.5	$117.2
Depreciation expense was $5.3 million and $15.6 million for the three and nine months ended September 30, 2024,

respectively, compared to $4.8 million and $14.2 million for the three and nine months ended September 30, 2023, respectively.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

Goodwill
Balance, December 31, 2023	$796.1
Currency translation adjustment	(1.0)
Balance, September 30, 2024	$795.1
Intangible assets subject to amortization consist of the following (in millions):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$41.6	$(29.7)	$11.9	$42.0	$(28.8)	$13.2
Patents and acquired technologies	248.5	(179.2)	69.3	248.6	(171.9)	76.7
Other	207.7	(68.8)	138.9	207.7	(58.1)	149.6
Total	$497.8	$(277.7)	$220.1	$498.3	$(258.8)	$239.5
Amortization expense for intangible assets is included in “Cost of products sold” and “Selling and general expenses” and was $6.4 million and $18.8 million for the three and nine months ended September 30, 2024, respectively, compared to $6.2 million and $17.8 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 we had unrealized currency translation adjustments of $0.3 million related to our acquired intangibles from the acquisition of Diros.
Amortization expense for the remainder of 2024, the following four years and thereafter is estimated as follows (in millions):

Amount
Remainder of 2024	$6.7
2025	25.0
2026	24.5
2027	22.8
2028	22.6
Thereafter	118.5
Total	$220.1

Accrued Expenses
Accrued expenses consist of the following (in millions):

	September 30, 2024	December 31, 2023
Accrued rebates and customer incentives	$23.6	$17.7
Accrued salaries and wages	29.8	31.5
Accrued taxes and other	6.2	16.7
Other	23.1	27.3
Total	$82.7	$93.2

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$6.7	$5.9
Other	3.9	4.1
Total	$10.6	$10.0
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		September 30, 2024		December 31, 2023
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$89.0	$89.0	$87.7	$87.7
Liabilities
Revolving Credit Facility	2	$50.0	$50.0	$50.0	$50.0
Term Loan Facility	2	112.0	112.0	118.0	118.0
Contingent consideration related to acquisition	3	—	—	5.3	5.3
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of amounts borrowed under our Revolving Credit Facility and Term Loan Facility approximates carrying value because borrowings are subject to a variable rate as described in Note 7, “Debt”.
Note 7.     Debt
As of September 30, 2024 and December 31, 2023, our respective debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturity	September 30, 2024	December 31, 2023
Revolving Credit Facility	6.83%	2027	$50.0	$50.0
Term Loan Facility	6.81%	2027	112.5	118.8
			162.5	168.8
Unamortized debt issuance costs			(0.5)	(0.8)
Current portion of long-term debt			(9.4)	(8.6)
Total Long-Term Debt, net			$152.6	$159.4

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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 7.1% as of September 30, 2024.
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of September 30, 2024, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis. We are permitted to prepay all or a portion of the Term Loan Facility and the Revolving Credit Facility at any time without premium or penalty.
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
During the nine months ended September 30, 2024, we repaid $6.3 million of the Term Loan Facility. During the nine months ended September 30, 2024, we borrowed $20.0 million and repaid $20.0 million of the Revolving Credit Facility. As of September 30, 2024, we had letters of credit outstanding of $6.3 million.
As of September 30, 2024, the aggregate amounts of long-term debt that will mature during each of the next four years are as follows (in millions):

Amount
Remainder of 2024	$2.3
2025	9.4
2026	10.2
2027	140.6
2028	—
Total	$162.5

Note 8.    Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(27.0)	$—	$—	$(27.0)
Other comprehensive loss	(8.0)	(1.8)	(0.1)	(9.9)
Balance, September 30, 2024	$(35.0)	$(1.8)	$(0.1)	$(36.9)
The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized currency translation	$0.3	$(4.6)	$(8.0)	$2.8
Defined benefit pension plans	0.1	—	(0.1)	—
Defined benefit pension plans, net of tax	0.1	—	(0.1)	—
Cash flow hedges	0.7	—	(1.3)	—
Tax effect	(0.5)	—	(0.5)	—
Cash flow hedges, net of tax	0.2	—	(1.8)	—
Change in AOCI	$0.6	$(4.6)	$(9.9)	$2.8
Note 9.     Stock-Based Compensation
Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Sales and general expenses.” Stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$—	$—	$—	$0.3
Time-based restricted share units	2.7	2.5	7.6	7.9
Performance-based restricted share units	(0.1)	1.3	2.3	3.4
Employee stock purchase plan	—	0.1	0.1	0.2
Total stock-based compensation	$2.6	$3.9	$10.0	$11.8
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
Note 11.     Derivative Financial Instruments
During the second quarter of 2024, we began to enter into derivative instruments to hedge a portion of forecasted cash flows denominated in Mexican pesos. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The derivative liability for foreign exchange contracts was $2.1 million as of September 30, 2024 and is included in the condensed consolidated balance sheet in accrued expenses.
The effective portion of the gain or loss on a derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. The loss recognized in earnings was not material in the three and nine months ended September 30, 2024. As of September 30, 2024, the aggregate notional values of outstanding foreign currency swap contracts designated as cash flow hedges were $17.8 million.
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

The calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) from continuing operations	$5.9	$(8.8)	$10.7	$(20.9)
Net (loss) income from discontinued operations	(1.6)	5.1	(5.5)	(51.4)
Net income (loss)	$4.3	$(3.7)	$5.2	$(72.3)

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.0	46.8	46.0	46.7
Dilutive effect of stock options and restricted share unit awards	0.6	—	0.5	—
Diluted weighted average shares outstanding	46.6	46.8	46.5	46.7
Earnings (Loss) Per Share
Basic:
Continuing Operations	$0.13	$(0.19)	$0.23	$(0.45)
Discontinued Operations	(0.03)	0.11	(0.12)	(1.10)
Basic Earnings (Loss) Per Share	$0.10	$(0.08)	$0.11	$(1.55)

Diluted:
Continuing Operations	$0.12	$(0.19)	$0.23	$(0.45)
Discontinued Operations	(0.03)	0.11	(0.12)	(1.10)
Diluted Earnings (Loss) Per Share	$0.09	$(0.08)	$0.11	$(1.55)
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
For the three and nine months ended September 30, 2024, $1.0 million and $1.3 million of potentially dilutive stock options and RSU awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
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

Avanos develops, manufactures and markets its recognized brands globally and holds leading market positions in multiple categories across its portfolio. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Digestive Health	$98.2	$95.0	$290.6	$276.8
Pain Management and Recovery:
Surgical pain and recovery	30.3	34.1	93.8	103.6
Interventional pain	41.9	42.2	123.8	119.6
Total Pain Management and Recovery	72.2	76.3	217.6	223.2
Total Net Sales	$170.4	$171.3	$508.2	$500.0
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
Liabilities for estimated returns, rebates and incentives are presented in the table below (in millions):

	September 30, 2024	December 31, 2023
Accrued rebates	$13.7	$10.4
Accrued customer incentives	9.9	7.3
Accrued rebates and customer incentives	23.6	17.7
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$23.7	$17.8
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
For the nine months ended September 30, 2024, our repurchases of our common stock were as summarized in the table below.

	Shares Repurchased		Aggregate Purchase Price (in millions)	Average Price per Share	Amount Remaining in Program for Purchase (in millions)
	# of Shares	Program to Date
First quarter of 2024	342,680	1,085,333	$6.7	$19.45	$3.3
Second quarter of 2024	169,571	1,254,904	$3.3	$19.67	$—

In addition to the share repurchase program, we withheld 140,539 shares of common stock for $2.7 million in taxes associated with stock-based compensation transactions for the nine months ended September 30, 2024.

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
Restructuring Activities
Post-RH Divestiture Restructuring Plan
During 2024, we initiated a restructuring plan (the “Plan”) following the divestiture of our Respiratory Health (“RH”) business in the fourth quarter of 2023 (the “RH Divestiture”). The Plan is intended to align our organizational structure and operational footprint with our remaining business. We expect the Plan will be substantially complete by the end of 2025 and currently expect to incur between $10.0 million to $11.0 million of cash expenses, primarily for employee termination benefits. In the three and nine months ended September 30, 2024, we incurred $2.3 million and $6.4 million, respectively, of costs related to the Plan. These costs were included in “Selling and general expenses” in the accompanying condensed consolidated income statements.
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
We expect to incur up to $30.0 million of cash expenses in connection with the Transformation Process, consisting of between $9.0 million and $12.0 million of program management consulting and employee retention expenses, between $8.0 million and $11.0 million of expenses associated with manufacturing and supply chain improvements and portfolio rationalization; and the remainder for expenses associated with organization design and alignment and other related activities. These amounts include between $6.0 million and $8.0 million of employee severance and benefits costs. The accompanying condensed consolidated income statements for the three and nine months ended September 30, 2024 include costs of $0.7 million and $5.2 million, respectively, incurred in connection with the Transformation Process in “Selling and general expenses.”
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
On October 1, 2024, we finalized the RH Divestiture and completed the transfer of certain manufacturing facilities and equipment that had not transferred to Buyer upon the Initial Closing. Accordingly, we expect to finalize adjustments to our pretax loss on discontinued operations in the fourth quarter of 2024.
Discontinued Operations
As a result of the RH Divestiture, the results of operations from our RH business are reported as “(Loss) Income from discontinued operations, net of tax” and the related assets and liabilities are classified as “held for sale” in the condensed consolidated financial statements. Net sales from discontinued operations were $10.5 million and $41.0 million in the three and nine months ended September 30, 2024, compared to $31.1 million and $93.9 million in the three and nine months ended September 30, 2023.
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

Net Sales
Our net sales are summarized in the following table for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Digestive Health	$98.2	$95.0	3.4%	$290.6	$276.8	5.0%
Pain Management and Recovery:
Surgical pain and recovery	30.3	34.1	(11.1)%	93.8	103.6	(9.5)%
Interventional pain	41.9	42.2	(0.7)%	123.8	119.6	3.5%
Total Pain Management and Recovery	72.2	76.3	(5.4)%	217.6	223.2	(2.5)%
Total Net Sales	$170.4	$171.3	(0.5)%	$508.2	$500.0	1.6%

		Total	Volume	Pricing/Mix	Currency	Other(a)
Net sales - percentage change	QTD	(0.5)%	2.4%	(2.9)%	(0.1)%	0.1%
Net sales - percentage change	YTD	1.6%	3.6%	(1.9)%	(0.1)%	—%
______________________________
(a)Other includes rounding.
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
Third Quarter of 2024 Compared to Third Quarter of 2023
For the three months ended September 30, 2024, net sales were $170.4 million, a decrease of 0.5% compared to the prior year period due to lower demand for our surgical pain products and lower demand and pricing for our HA products. This was partially offset by continued strong demand and volume in our Digestive Health portfolio, primarily from our NeoMed neonatal and pediatric feeding solutions, as well as continued demand for our Game Ready products and increased demand for Trident.
First Nine Months of 2024 Compared to the First Nine Months of 2023
For the nine months ended September 30, 2024, net sales were $508.2 million, an increase of 1.6% compared to the prior year period, primarily due to continued strong demand and volume in our Digestive Health portfolio and Game Ready products and increased demand for Trident. This was partially offset by lower demand and pricing for our HA products.
Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
North America	$134.3	$136.4	(1.5)%	$403.0	$401.0	0.5%
Europe, Middle East and Africa	23.2	20.9	11.0	69.7	61.1	14.1
Asia Pacific and Latin America	12.9	14.0	(7.9)	35.5	37.9	(6.3)
Total net sales	$170.4	$171.3	(0.5)%	$508.2	$500.0	1.6%

Gross Profit (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$170.4	$171.3	$508.2	$500.0
Cost of products sold	77.5	75.8	224.9	215.3
Gross profit	92.9	95.5	283.3	284.7
Gross profit margin	54.5%	55.8%	55.7%	56.9%
Third Quarter of 2024 Compared to Third Quarter of 2023
For the three months ended September 30, 2024 compared to the prior year period, gross profit margin decreased primarily due to costs related to our restructuring initiatives and plant separation costs associated with the RH Divestiture, partially offset by favorable volume and product mix.
First Nine Months of 2024 Compared to the First Nine Months of 2023
For the nine months ended September 30, 2024 compared to the prior year period, gross profit margin decreased primarily due to costs related to our restructuring initiatives and plant separation costs associated with the RH Divestiture along with unfavorable pricing for our HA products, slightly offset by overall favorable product mix.

Research and Development (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$7.2	$6.1	$20.5	$20.4
Percentage of net sales	4.2%	3.6%	4.0%	4.1%
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. Research and development has historically ranged between 4% and 6% of net sales.
Selling and General Expenses (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling and general expenses	$74.3	$78.7	$238.8	$260.5
Percentage of net sales	43.6%	45.9%	47.0%	52.1%
Selling and general expenses decreased in both the three and nine months ended September 30, 2024, as compared to the prior year periods, driven by savings realized from the execution on the Transformation Process and disciplined spending.
Other (Income) Expense, net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other (income) expense, net	$(0.6)	$9.5	$1.7	$10.8
Percentage of net sales	(0.4)%	5.5%	0.3%	2.2%
Other income was $0.6 million for the three months ended September 30, 2024 and other expense, net was $1.7 million for the nine months ended September 30, 2024, compared to other expense, net of $9.5 million and $10.8 million in the three and nine months ended September 30, 2023, respectively.

Operating Profit (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating profit (loss)	$12.0	$1.2	$22.3	$(7.0)
Operating profit margin	7.0%	0.7%	4.4%	(1.4)%
The items previously described drove operating profit to $12.0 million and $22.3 million for the three and nine months ended September 30, 2024, respectively, compared to operating profit of $1.2 million and operating loss of $7.0 million for the three and nine months ended September 30, 2023, respectively.
Adjusted Operating Profit
A reconciliation of adjusted operating profit, a non-GAAP measure, to operating profit (loss) is provided in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating profit (loss), as reported (GAAP)	$12.0	$1.2	$22.3	$(7.0)
Acquisition and integration-related charges	1.6	0.6	4.1	2.4
Restructuring and transformation charges	0.7	4.3	5.2	23.0
Post-RH Divestiture transition charges	0.7	—	2.2	—
Post-RH Divestiture restructuring	2.3	—	6.4	—
Divestiture related	—	1.4	—	5.1
EU MDR Compliance	1.6	0.8	4.4	2.8
Litigation and legal	—	8.5	—	8.5
Intangibles amortization	6.4	6.2	18.8	17.8
Adjusted operating profit (non-GAAP)	$25.3	$23.0	$63.4	$52.6

The items noted in the table above are described below:
Acquisition and integration-related charges: Acquisition and integration-related charges were $1.6 million and $0.6 million for the three months ended September 30, 2024 and 2023 respectively, and $4.1 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively. Expenses in the three and nine months ended September 30, 2024 were driven by the acquisition of Diros and expenses in the three and nine months ended September 30, 2023 were related to our acquisition of OrthogenRx, Inc.
Restructuring and transformation charges: In January 2023, we initiated the Transformation Process, a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies. In the three and nine months ended September 30, 2024 we incurred $0.7 million and $5.2 million, respectively, of expenses related to the Transformation Process, primarily for employee severance and benefits costs. In the three and nine months ended September 30, 2023 we incurred $4.3 million and $23.0 million, respectively, of expenses related to the Transformation Process, which consisted of costs associated with program management consulting and employee retention expenses and employee severance and benefits costs.
Post-RH Divestiture transition charges: In conjunction with the divestiture of our RH business, we incurred professional services fees, equipment write-offs and incremental labor charges of approximately $0.7 million and $2.2 million for the three and nine months ended September 30, 2024, respectively.
Post-RH Divestiture restructuring charges: We initiated a post-RH Divestiture restructuring plan intended to align our organizational structure and operational footprint with our remaining business. In the three and nine months ended September 30, 2024, we incurred expenses of $2.3 million and $6.4 million, respectively, related to the Plan, which primarily consisted of employee severance and benefits costs.
Divestiture-Related Charges: In conjunction with the divestiture of our RH business, we incurred accounting, legal and other professional fees of approximately $1.4 million and $5.1 million for the three and nine months ended September 30, 2023.
EU MDR Compliance: The European Union Medical Device Regulation (the “EU MDR”) brings significant new requirements for our medical devices sold in the European Union. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We incurred $1.6 million and $4.4 million of costs for EU MDR compliance for the three and nine months ended September 30, 2024, respectively, and $0.8 million and $2.8 million of costs for EU MDR compliance for the three and nine months ended September 30, 2023, respectively. In early 2023, the deadlines for compliance were extended after compliance was proceeding slower than expected by the European Commission due to a number of factors including insufficient capacity for timely issuance of device certifications under the new requirements. We expect the activities associated with EU MDR compliance will be substantially complete by the end of 2025.
Litigation and legal: We incurred no costs for litigation matters in the three and nine months ended September 30, 2024. In the three and nine months ended September 30, 2023, we accrued $8.5 million for litigation matters. This expense was for a settlement related to a customer claim and is included in “Other expense, net”.
Intangibles amortization: Intangibles amortization is related primarily to intangibles acquired in business acquisitions and was $6.4 million and $18.8 million for the three and nine months ended September 30, 2024, respectively, and $6.2 million and $17.8 million for the three and nine months ended September 30, 2023, respectively.
Interest Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our revolving credit facility net of interest capitalized on long-term capital projects. See Note 7, “Debt” in Item 1 of this Form 10-Q. Interest expense was $3.2 million and $9.4 million for the three and nine months ended September 30, 2024, respectively, compared to $4.7 million and $11.7 million in the three and nine months ended September 30, 2023, respectively. Our outstanding debt balances, net of unamortized discounts, were $162.0 million and $168.0 million as of September 30, 2024 and December 31, 2023, respectively.

Income Taxes
The income tax provision was $3.6 million and $6.5 million, respectively, in the three and nine months ended September 30, 2024, compared to an income tax provision of $6.2 million and $4.1 million in the three and nine months ended September 30, 2023, respectively. Our effective tax rate was 37.9% and 37.8% in the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, our effective tax rate was (238.5)% and (24.4)%, respectively.
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
As of September 30, 2024, $43.0 million of our $89.0 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and cash equivalents increased by $1.3 million to $89.0 million as of September 30, 2024, compared to $87.7 million as of December 31, 2023. The increase was primarily driven by $42.8 million of cash provided by operations and $20.0 million in proceeds from our revolving credit facility. This was partially offset by $13.0 million of capital expenditures, a 9.0 million investment in a note receivable, payments of $6.3 million on our term loan, payments of $20.0 million on our revolving credit facility and $12.7 million used to repurchase shares of our common stock.
In the prior year, cash and cash equivalents decreased by $20.6 million to $107.1 million as of September 30, 2023. The decrease was primarily driven by $47.5 million used to purchase Diros, $11.9 million of capital expenditures, payments of $20.0 million on our revolving credit facility and $12.9 million used to repurchase shares of our common stock. This was partially offset by $19.7 million of cash generated from operating activities and $55.0 million in proceeds from our revolving credit facility.
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
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of September 30, 2024, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis.
See Note 7, “Debt” in Item 1 of this Form 10-Q for further details regarding our debt agreements.

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared by applying certain accounting policies. See Note 1, “Accounting Policies” in Item 8, “Financial Statements and Supplementary Data” in the Form 10-K, which describes our most significant accounting policies. In addition, our critical accounting policies and estimates are presented under the caption “Critical Accounting Policies and Use of Estimates” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K. Certain of these policies require management to make estimates or assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies. See Note 1, “Accounting Policies” in Item 1 of this Form 10-Q for updates to our critical accounting policies and a discussion of recent accounting pronouncements. In the three and nine months ended September 30, 2024, there were no significant changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.

Item 4.    Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Most of our manufacturing facilities are located outside the United States in Mexico. In addition, we use contract manufacturers outside the United States from time to time and source many of our raw materials and components from foreign suppliers, including suppliers in China and Mexico. We distribute and sell our products globally. In 2023, approximately 20% of our net sales were generated outside of North America and we expect this percentage will grow over time. Our operations outside of the United States are subject to risks that are inherent in conducting business internationally, including compliance with both United States and foreign laws and regulations that apply to our international operations. These laws and regulations include robust data privacy requirements, labor relations laws that may impede employer flexibility, tax laws, anti-competition regulations, import, customs and trade restrictions, export requirements, economic sanction laws, environmental, health and safety laws, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. Given the high level of complexity of these laws, there is a risk that some provisions may be violated inadvertently or through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. In addition, these laws are subject to changes, which may require additional resources or make it more difficult for us to comply with these laws. Violations of the laws and regulations governing our international operations could result in fines or criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to manufacture or distribute our products in one or more countries and could have a material adverse effect on our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, results of operations, financial condition and cash flows. Our success depends, in part, on our ability to anticipate and prevent or mitigate these risks and manage difficulties as they arise.
We are subject to tariffs and taxes in the United States and numerous foreign jurisdictions, and we may be subject to trade protection measures that are being contemplated or implemented by the United States and other governments around the world, as well as potential disruptions in trade agreements, such as the exit of the United Kingdom from the EU. For example, during 2024 the United States announced increased tariffs on a Chinese-sourced component of certain of our products. While we have received an extension on the effectiveness of such tariffs, we are exploring options to identify a longer-term solution to such tariffs (although there can be no assurance that we will succeed in such efforts). In addition, changes in the United States government following the 2024 presidential and congressional elections may result in changes to United States trade policies and tariffs, and may cause other countries to react to such changes.
These developments, measures and disruptions may result in new or higher tariffs, import-export restrictions and taxes. Changes in, or revised interpretations of import-export laws or international trade agreements, along with new or increased tariffs, trade restrictions or taxation on income earned or goods manufactured outside the United States may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

•uncertainties regarding judicial systems, including difficulties in enforcing agreements through certain non-U.S. legal systems,
•political instability and actual or anticipated military or political conflicts, expropriation of assets, economic instability and the impact on interest rates, inflation and the credit worthiness of our customers, and
•difficulties and costs of staffing and managing non-U.S. operations
These risks and difficulties, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
On October 29, 2024, the Compensation Committee of the Board of Directors approved an amendment to the Company’s Executive Severance Plan (the “Executive Severance Plan”) pursuant to which the payout multiple payable to Executive Participants (as that term is defined in the Executive Severance Plan) under the Executive Severance Plan (other than the Company’s Chief Executive Officer) following a Qualified Termination of Employment (as that term is defined in the Executive Severance Plan) has been increased from one and one-half to two times the sum of the Executive Participant’s annual base salary and target full annual cash incentive award for the year in which the Qualified Termination of Employment occurs. The other elements of the cash payment to which Executive Participants would be entitled under the Executive Severance Plan upon a Qualified Termination of Employment remain unchanged.

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
4.1
First Amendment dated June 26, 2024 to Credit Agreement dated June 24, 2022 by and among Avanos Medical, Inc., the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPM”) as administrative agent, MUFG Bank, Ltd. (“MUFG”), PNC Bank, National Association (“PNC”) and U.S. Bank National Association (“U.S. Bank”) as co-syndication agents, and JPM, MUFG, PNC and U.S. Bank as joint lead arrangers and joint bookrunners, filed herewith

10.1*	Avanos Medical, Inc. Executive Severance Plan, amended and restated as of October 29, 2024, filed herewith
31(a)	Section 302 CEO Certification, filed herewith
31(b)	Section 302 CFO Certification, filed herewith
32(a)**	Section 906 CEO Certification, furnished herewith
32(b)**	Section 906 CFO Certification, furnished herewith
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Management contracts, compensatory plans or arrangements
** The certifications attached as Exhibit 32(a) and 32(b) that accompany this Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Avanos Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANOS MEDICAL, INC.
(Registrant)

October 30, 2024	By:	/s/ Warren J. Machan
Warren J. Machan
Interim Chief Financial Officer
(Principal Financial Officer)

October 30, 2024	By:	/s/ John J. Hurley
John J. Hurley
Controller
(Principal Accounting Officer)