Form 10-K
period 2024-12-31
AVANOS MEDICAL, INC.
filed 2025-02-26
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates or registrant on June 30, 2024 was $907,273,471.
As of February 19, 2025, there were 46,003,150 shares of Avanos Medical, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for the Avanos Annual Meeting of Stockholders to be held on April 24, 2025 is incorporated by reference into Part III.

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
•a resurgence of the COVID-19 pandemic;
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
•litigation and enforcement actions;
•price fluctuations in key commodities;
•new or increased tariffs;
•changes in, or revised interpretations of, import-export laws or international trade agreements;
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
Digestive Health is a portfolio of products that includes our MIC-KEY enteral feeding tubes, Corpak patient feeding solutions and NeoMed neonatal and pediatric feeding solutions. In the years ended December 31, 2024 and 2023, our MIC-KEY enteral feeding tubes (the “MIC-KEY Products”), our Corpak feeding solutions (the “Corpak Products”) and our NeoMed neonatal and pediatric feeding solutions (the “NeoMed Products”) each accounted for more than 10% of our consolidated net sales. In the year ended December 31, 2022, our MIC-KEY Products and our NeoMed Products each accounted for more than 10% of our consolidated net sales.
Pain Management and Recovery is a portfolio of non-opioid pain solutions including:
•Surgical pain and recovery products, such as ON-Q and ambIT surgical pain pumps and our Game Ready cold and compression therapy systems. In the year ended December 31, 2024, none of our surgical pain and recovery products individually accounted for more than 10% of our consolidated net sales. In each of the years ended December 31, 2023 and 2022, our ON-Q surgical pain pump individually accounted for more than 10% of our consolidated net sales.
•Interventional pain solutions, which provide minimally invasive pain relieving therapies, such as our COOLIEF chronic pain products (the “COOLIEF” Products”), our OrthogenRx knee osteoarthritis hyaluronic acid (“HA”) pain relief injection products (GenVisc and TriVisc) and our Trident radiofrequency ablation (“RFA”) products used to treat chronic pain conditions. In the year ended December 31, 2024, none of our interventional pain solutions individually accounted for more than 10% of our consolidated net sales. In the year ended December 31, 2023, our COOLIEF Products accounted for more than 10% of our consolidated net sales. In the year ended December 31, 2022, our COOLIEF Products and our OrthogenRx pain relief injection products each accounted for more than 10% of our consolidated net sales.
Acquisitions
On July 24, 2023, we closed the acquisition of Diros Technology Inc. (“Diros”), a leading manufacturer of innovative radiofrequency ablation (RFA) products used to treat chronic pain conditions (the “Diros Acquisition”). The purchase price was approximately $53.0 million, consisting of $2.5 million cash paid upon entry into the definitive agreement and $50.5 million in cash at closing less working capital and other adjustments, with an up to additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement. The purchase price for the Diros Acquisition was funded by available cash on hand and proceeds from our Revolving Credit Facility. For further information regarding the acquisition of Diros, see “Business Acquisition” in Note 6 to the Consolidated financial statements in Item 8 of this Form 10-K.
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, Inc. (“OrthogenRx”), which developed and commercialized treatments for knee pain caused by osteoarthritis (the “OrthogenRx Acquisition”). The purchase price was $130.0 million at closing less working capital adjustments. For further information regarding the acquisition of OrthogenRx, see “Business Acquisition” in Note 6 to the Consolidated financial statements in Item 8 of this Form 10-K.
Divestiture
On October 2, 2023, we closed the sale of our Respiratory Health (“RH”) business to SunMed Group Holdings, LLC (“Buyer”) (the “RH Divestiture”). The purchase price for our RH business was $110.0 million in cash subject to certain adjustments based on the indebtedness and inventory transferred to Buyer at the closing and the chargebacks assumed by Buyer but that would otherwise have been payable by the Company and its subsidiaries on or after October 2, 2023 to distributors of the Company’s RH products located in the United States.

The RH Divestiture represents a key component of Avanos’ ongoing three-year transformation process, which was initiated in January 2023 and is aimed at accelerating the Company’s efforts to focus its portfolio on markets where it is well positioned to succeed (the “Transformation Process”).
In conjunction with the RH Divestiture, we and Buyer entered into various transition services agreements pursuant to which we, Buyer and each company’s respective affiliates provide to each other various transitional services, including, but not limited to, product manufacturing and distribution, facilities, order fulfillment, invoicing, quality assurance, regulatory support, audit support and other services. The services generally commenced on the closing date of the RH Divestiture and will terminate in no later than one to three years. For further information regarding the RH Divestiture, see “Discontinued Operations” in Note 5 to the Consolidated financial statements in Item 8 of this Form 10-K.
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
Distribution
While our products are generally marketed directly to hospitals and other healthcare providers, they are generally sold through third-party wholesale distributors, with some sales directly to healthcare facilities and other end-user customers. In the year ended December 31, 2024, approximately 50% of our net sales in North America were made through distributors. In the year ended December 31, 2024, sales to McKesson Corporation and Medline Industries accounted for approximately 18% and 17% of consolidated net sales, respectively. In the year ended December 31, 2023, sales to Medline Industries, McKesson Corporation, and Owens & Minor, Inc. accounted for approximately 15%, 13%, and 6% of consolidated net sales, respectively. In the year ended December 31, 2022, sales to Medline Industries, McKesson Corporation, and Owens & Minor, Inc. accounted for approximately 12%, 12%, and 5% of consolidated net sales, respectively.
Outside North America, sales are made either directly to end-user customers or through distributors, depending on the market served. In the year ended December 31, 2024, approximately 67% of our net sales outside North America were made through wholesalers or distributors.
We utilize distribution centers in North America, Europe, Australia and Japan. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Group Purchasing Organizations
Our agreements with GPOs enables us to sell our products to their members, whether sold directly by us or through independent wholesale distributors. Agreements with GPOs are generally renewed every three years. GPOs negotiate pricing and volume purchasing discounts for hospitals, physician practices and other health care providers and institutions. Under our agreements with GPOs, we pay a fee based on sales of our products to GPO members, which is recorded as a reduction of net sales. Approximately 28% of our global net sales in the year ended December 31, 2024, including sales to wholesale distributors, were contracted through GPOs.
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
There are a variety of treatment means and alternative clinical practices to address pain management and recovery and digestive health. We face competition from these alternative treatments, as well as improvements and innovations in products and technologies by our competitors. Major competitors include, among others:
•Digestive Health: Boston Scientific Corporation, Cook Medical, Applied Medical Technology, Inc. and Cardinal Health
•Pain Management and Recovery: Boston Scientific Corporation, Pacira Pharmaceuticals, Inc., Stryker Corporation, Medtronic plc, Pajunk Medical Systems, Nice Recovery Systems and Bioventus, Inc.
In developing and emerging markets, alternative clinical practices and different standards of care are our primary competition.
While we believe that the number of procedures using our products will grow due, in part, to increasing global access to healthcare, we expect that our ability to compete with other providers of similar products will be impacted by rapid technological advances, pricing pressures and third-party reimbursement practices. We continue to defend our market positions and launched two new products in the global market in 2024. We believe that our key product characteristics, such as proven efficacy, reliability and safety, along with our product launch capability, efficient manufacturing processes, and our established distribution network, field sales organization and customer service group, are important factors that distinguish us from our competitors.
Research and Development
We continuously engage in research and development to commercialize new products and enhance the effectiveness, reliability and safety of our existing products. We incurred research and development costs of $26.2 million in 2024, $27.2 million in 2023 and $29.2 million in 2022. These amounts consisted primarily of salaries and related expenses for personnel, product trial costs, outside laboratory and license fees, the costs of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches.
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
We hold numerous patents and have numerous patent applications pending in the United States and other countries that relate to the technology used in many of our products. We utilize patents in our Pain Management and Recovery and Digestive Health products. These patents generally expire between 2025 and 2042. None of the patents we license from third parties are material to our business.
We consider the patents and trademarks which we own and the trademarks under which we sell certain of our products, as a whole, to be material to our business. However, we do not consider our business to be materially dependent upon any individual patent or trademark.
Raw Materials
We use a wide variety of raw materials and other inputs in our production processes. We base our purchasing decisions on quality assurance, cost effectiveness and regulatory requirements, and we work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability. We primarily purchase these materials from external suppliers, some of which are single-source suppliers.
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
During 2021, the European Union adopted the EU Medical Device Regulation (“EU MDR”), replacing the EU MDD. The main goal of this regulation is to enhance product safety, quality and transparency for medical devices within the European Union. To achieve this, the EU MDR includes significant new requirements for medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, and additional post-market surveillance and diligence. Compliance with the EU MDR requires re-certification of many of our products to the enhanced standards, during a transition period ending December 31, 2027 or December 31, 2028, depending upon the classification of the device. Complying with the EU MDR will require us to incur significant expenditures.
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
We expect debate to continue during the next several years at all government levels worldwide, including the United States, over the marketing, availability, method of delivery, and payment for healthcare products and services. We believe that future legislation and regulation in the markets we serve could affect access to healthcare products and services, increase rebates, reduce prices or the rate of price increases for healthcare products and services, change healthcare delivery systems, create new fees and obligations, or require additional reporting and disclosure. It is not possible to predict the extent to which we or the healthcare industry in general might be affected by the matters discussed above. Such legislative or regulatory changes could have a material adverse effect on our business by reducing the prices paid for our products or imposing other requirements.
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
Demand for many of our existing and new medical devices is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients’ medical expenses in the countries where we do business. Statutory and regulatory requirements for Medicaid, Medicare and other government healthcare programs govern provider reimbursement levels. From time to time, legislative changes are made to government healthcare programs that impact our business, and the federal and/or state governments may continue to enact measures in the future aimed at containing or reducing reimbursement levels for medical expenses paid for in whole or in part with government funds. We cannot predict the nature of such measures or their impact on our business, results of operations, financial condition and cash flows. Any reduction in the amount of reimbursements received by our customers could have a material adverse effect on our business by reducing their selection of our products and the prices they are willing to pay.
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
Employee demographics presented in the table below represent the number of employees as of December 31, 2024:

Global Employees	2024	% of Total
United States	787	35.3%
Mexico	1,239	55.6%
Latin America	10	0.4%
Europe, Middle East and Africa	101	4.5%
Asia Pacific	90	4.0%
Total	2,227
Compensation
We strive to compensate employees competitively and fairly in markets throughout the world. Compensation for salaried employees is strongly tied to performance objectives. Salaried employees above a certain pay grade have a substantial portion of their total compensation subject to performance objectives. More about the compensation paid to our executive officers can be found in the proxy statement relating to our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”).
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
Employee Engagement
We believe that employees who are engaged in their roles, treated as partners in the business and recognized for their efforts, are more satisfied and productive. Our goal is to ensure that each of our more than 2,200 employees understands how they contribute to the Company’s innovation and growth. This is accomplished through an employee recognition program and ongoing, two-way communications, including videos and podcasts, that allow employees to engage with and hear directly from members of the executive team.
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
Diversity and Inclusion
We are an equal opportunity employer committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status or other legally protected characteristic. Our commitment to diversity, equity and inclusion (“DE&I”) is aligned to foster the company’s success as we continue to grow our business and develop our workforce. As part of our commitment, our Human Resources (HR) organization is responsible for setting the strategy and providing direction, guidance and support to various DE&I-related employee resource groups. Ultimately, we aim to strengthen the engagement and motivation of our global workforce through the creation of a highly inclusive environment that allows a greater level of diversity at every level, thus driving better business outcomes.
The following table shows various diversity metrics for the Company as of December 31, 2024.

Employee Diversity	2024
Women - global director and above(a)	27.3%
Ethnically diverse - U.S. director and above(a)	20.0%
Women - global salaried employees	49.6%
Ethnically diverse - U.S. salaried employees	30.8%
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
In addition, the development, adoption and use of generative artificial intelligence, or AI, technology presents opportunities and risks. We are working to expand our use of AI to drive efficiencies and enhance productivity, including in the areas of product design, procurement, marketing and IT support. In early 2025, we plan to introduce secure enterprise versions of Microsoft Co-Pilot and Enterprise ChatGPT within our organization. We are also assessing the use of embedded AI in our suite of enterprise applications. We plan to conduct security assessments and tests to mitigate risk prior to the rollout of these AI tools. In addition, we have developed and published a policy with guardrails to address the AI-related risks associated with data privacy, cybersecurity and copyright and intellectual property protections. However, there can be no assurance that we will be able to successfully integrate AI into our operations or that usage of AI will enhance our operations or be beneficial to our business, including our efficiency or profitability.
The development, adoption and use of AI technology is still at an early stage, and ineffective or inadequate AI development or deployment practices by the Company or third-party vendors could result in negative or unintended consequences. In addition, there are technical challenges associated with achieving the desired level of accuracy, efficiency and reliability in AI technology. The algorithms and models utilized in AI systems may have limitations, including biases, errors or an inability to handle certain data types or scenarios. Furthermore, there is a risk of AI-related system failures, disruptions or vulnerabilities that could compromise the integrity, security or privacy of the generated content. These limitations or failures could result in operational inefficiencies, reputational damage and legal liabilities. Additionally, developing, testing and deploying AI systems may require additional investment and increase our costs.
Our failure to effectively integrate AI into our information technology systems and operations could have a material adverse effect on our business.

Furthermore, from time to time we consummate new business acquisitions. We face risks associated with defects and vulnerabilities in acquired businesses’ systems and difficulties or disruptions in connection with the integration of such acquisitions into our own information technology systems.
Lastly, our information technology systems may be subjected to damage or interruption from power outages, computer and telecommunication failures, usage errors by our employees, security breaches, computer viruses or other malicious codes, unauthorized access attempts and cyber, phishing- or ransomware attacks. In addition, AI technology presents new and significant cybersecurity safety risks. Furthermore, we rely on third-party vendors to support certain aspects of our information technology systems and to store certain information. These third parties could also be subject to these types of attacks. These attacks could result in our intellectual property and other confidential information, including personal health information, being lost or stolen, disruption of our operations, loss of reputation and other negative consequences, such as increased costs for security measures or remediation costs and diversion of management attention. While we will continue to implement additional protective measures to reduce the risk of and detect future cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. There can be no assurance that our protective measures will prevent future attacks that could have a material adverse effect on our business.
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
In January 2023, we initiated a three-year restructuring initiative pursuant to which we: (i) have combined our Chronic Care and Pain Management franchises into a single commercial organization focused on the Digestive Health and Pain Management and Recovery product categories; (ii) plan to rationalize our product portfolio including certain low-margin, low-growth product categories, through targeted divestitures (such as the RH Divestiture); (iii) have undertaken additional cost management activities to enhance our operating profitability; and (iv) plan to pursue efficient capital allocation strategies, including through acquisitions that meet our strategic and financial criteria. The restructuring initiative is subject to a variety of known and unknown risks and uncertainties, including the potential that we may not be able to: (i) successfully execute on the restructuring initiative or (ii) achieve the anticipated benefits and cost-saving opportunities identified in the restructuring initiative. In addition, the expected benefits and cost-saving opportunities related to the restructuring initiative may take longer to realize than expected. Further, implementation of the restructuring initiative could be disruptive to our operations and result in reduced employee morale. Failure to fully realize or maintain the anticipated benefits of the restructuring initiative could have a material adverse impact on our business, results of operations, financial condition and cash flows.
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
We are subject to risks as a result of regional conflicts in different parts of the world, including the conflict between Russia and Ukraine and conflict in the Middle East. As a result of the ongoing military conflict between Russia and Ukraine, the United States and other countries have imposed significant sanctions on Russia and could impose even wider sanctions. Conflict in the Middle East could negatively affect sales of our products in that region and could give rise to embargoes on, or disruptions to, the supply of petroleum. In addition, actual or threatened military conflict between China and Taiwan could result in significant disruptions to our supply chain. These military conflicts and related sanctions or embargoes could damage or disrupt international commerce, shipping, supply chains and the global economy. We cannot predict the broader or longer-term consequences of these conflicts, which could include further sanctions and embargoes, regional instability, geopolitical shifts, exchange rate fluctuations, inflation, financial market disruptions and economic recession. Further, these conflicts could exacerbate supply chain challenges, lead to an increase in cyberattacks from Russia and elsewhere, affect the global price and availability of key commodities, reduce our sales and earnings or otherwise have an adverse effect on our business and results of operations.
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
From time to time we may be negatively impacted by supply chain disruptions, including disruptions caused by the following:
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
•Military conflicts and associated sanctions or embargoes;
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

Our business, operating results, and cash flows have been affected and may continue to be adversely affected by inflationary pressures.
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
We face significant uncertainty in the healthcare industry due to government healthcare reform and legislative changes in the United States and elsewhere.
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
In addition, we could be adversely impacted by legislative or regulatory changes to Medicaid, Medicare or other government healthcare programs, which govern provider reimbursement levels for medical expenses. For example, certain members of the US Congress have proposed significant cuts to Medicaid, which in turn could reduce reimbursement levels for products such as those sold by us. Any reduction in the amount of reimbursements received by our customers under federal and/or state programs such as Medicare or Medicaid could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Additionally, considerable uncertainty exists regarding the possible imposition of tariffs on imported goods from Mexico. On February 1, 2025, President Donald Trump announced the imposition of a 25% tariff on all goods imported from Mexico. Days later, President Trump suspended the imposition of such tariffs for a period of 30 days. As of the date of this Form 10-K, it remains unclear whether new tariffs will be imposed on goods imported from Mexico and, if so, at what level and for how long. Furthermore, President Trump has expressed his desire to renegotiate, or possibly withdraw from, the United States-Mexico-Canada Agreement (USMCA), which overhauled and updated the North American Free Trade Agreement (NAFTA). An amendment to or the United States’ withdrawal from the USMCA could result in increased tariffs or other new trade restrictions on imports from Mexico. Increased tariffs on goods imported from Mexico, whether resulting from a Presidential executive order or amendments to the USMCA, may result in significant increases in tariffs on products imported from Mexico, which would increase the cost of such products.
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
We engage in hedging transactions in attempts to minimize the effects of foreign currency exchange rate fluctuations. There can be no assurance that these hedging transactions will be effective. Changes in the relative values of currencies occur regularly and could have an adverse effect on our business, results of operations, financial condition and cash flows. Our exposure to currency exchange rate fluctuations is heightened due to the concentration of our manufacturing operations in Mexico. For example, a hypothetical appreciation of 10% in the value of the Mexican peso in relation to the U.S. dollar would have negatively impacted operating profit for the year ended December 31, 2024 by approximately $0.2 million.
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
Most of our manufacturing facilities are located outside the United States in Mexico. In addition, we use contract manufacturers outside the United States from time to time and may source many of our raw materials and components from foreign suppliers, including suppliers in China and Mexico. We distribute and sell our products globally. In 2024, approximately 21% of our net sales were generated outside of North America and we expect this percentage will grow over time. Our operations outside of the United States are subject to risks that are inherent in conducting business internationally, including compliance with both United States and foreign laws and regulations that apply to our international operations. These laws and regulations include robust data privacy requirements, labor relations laws that may impede employer flexibility, tax laws, anti-competition regulations, import, customs and trade restrictions, export requirements, economic sanction laws, environmental, health and safety laws, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. Given the high level of complexity of these laws, there is a risk that some provisions may be violated inadvertently or through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. In addition, these laws are subject to changes, which may require additional resources or make it more difficult for us to comply with these laws. Violations of the laws and regulations governing our international operations could result in fines or criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to manufacture or distribute our products in one or more countries and could have a material adverse effect on our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, results of operations, financial condition and cash flows. Our success depends, in part, on our ability to anticipate and prevent or mitigate these risks and manage difficulties as they arise.
We are subject to tariffs and taxes in the United States and numerous foreign jurisdictions, and we may be subject to trade protection measures that are being contemplated by the United States and other governments around the world, as well as potential disruptions in trade agreements, such as the exit of the United Kingdom from the EU. For example, during 2024 the United States announced increased tariffs on a Chinese-sourced component of certain of our products. While we have received an extension on the effectiveness of such tariffs, we are exploring options to identify a longer-term solution to such tariffs (although there can be no assurance that we will succeed in such efforts). In addition, changes in the United States government following the 2024 presidential and congressional elections may result in significant changes to United States trade policies and significantly increased tariffs on imported goods, and may cause other countries to react to such changes.
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
New or increased tariffs or other trade restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to tariffs and taxes in the United States and numerous foreign jurisdictions, and we may be subject to trade protection measures that are being contemplated by the United States and other governments around the world, as well as potential disruptions in trade agreements, such as a possible amendment to or withdrawal from the USMCA and the exit of the United Kingdom from the EU. For example, during 2024 the United States announced increased tariffs on a Chinese-sourced component of certain of our products. While we have received an extension on the effectiveness of such tariffs, we are exploring options to identify a longer-term solution to such tariffs (although there can be no assurance that we will succeed in such efforts).
In addition, changes in the United States government following the 2024 presidential and congressional elections may result in significant changes to United States trade policies and significantly increased tariffs on imported goods, and may cause other countries to react to such changes. Considerable uncertainty exists regarding tariff policy towards Mexico, Canada, China and other countries. On February 1, 2025, President Trump announced the imposition of a 25% tariff on all goods imported from Mexico and Canada. Days later, President Trump suspended the imposition of such tariffs for a period of 30 days. Also in February 2025, President Trump imposed a 10% tariff on goods imported from China, resulting in retaliatory tariffs imposed on United States exports to China. As of the date of this Form 10-K, it remains unclear whether additional new tariffs will be imposed on imported goods and, if so, at what level and for how long.
Furthermore, President Trump has expressed his antipathy towards certain existing international trade agreements and organizations, including the USMCA and the United States’ membership in the World Trade Organization (the “WTO”). An amendment to or the United States’ withdrawal from the USMCA or the WTO could result in increased tariffs or other new trade restrictions on imports from Mexico, Canada, China and other countries.
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

In the fourth quarter of 2024, we revised downward our future projections for certain product lines due to lower net sales and future year margin expectations. This required us to assess the recoverability of a specific asset group during the fourth quarter of 2024, which resulted in an impairment loss of $100.2 million. Additionally, due to a decrease in our market capitalization, we determined it was more likely than not that the fair value of our medical devices reporting unit may be below its carrying value. Accordingly, we completed an interim goodwill impairment test as of December 1, 2024 and concluded that the fair value of the reporting unit was lower than its carrying value. As a result, during the fourth quarter of 2024, we recorded a $336.5 million impairment to goodwill.
The evaluation of long-lived assets and goodwill requires us to form estimates and assumptions with respect to a number of factors, including future sales growth, cash flows, our weighted average cost of capital (WACC) and a terminal value. Our evaluation of goodwill also includes consideration of market approach valuation methodologies. Unanticipated changes in any of the factors used in our evaluation could result in a non-cash charge for impairment in a future period, which may significantly affect our results of operations in the period of such charge.
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
Cybersecurity Risk Management and Strategy.
We have a proactive strategy to manage the material risks stemming from cybersecurity threats. Our cybersecurity program follows the Cybersecurity Framework as defined by the National Institute of Standards and Technologies. The Cybersecurity program is the responsibility of our internal IT Security Team, which is overseen by our Director of Global IT Security and Compliance.
Our cybersecurity program includes the following key elements:
•Identification. Avanos maintains an inventory of IT assets, comprising hardware and software, as well as the associated risk profiles of those systems and applications. We utilize a risk management strategy and annual risk assessment process to identify key risk areas based on the holistic threat landscape facing Avanos and our industry. To define that threat landscape, we utilize threat intelligence feeds, such as those provided by Health Information Sharing and Analysis Center (Health-ISAC) and a third-party vendor, to determine security threats to the Company and other healthcare and life science organizations.
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
•Detection. Avanos has a formal framework consisting of people, processes and technologies dedicated to monitoring, detecting and responding all security events. We utilize multiple intrusion detection systems and processes. These include user access reviews to determine appropriate access to systems and data and a Security Identity and Event Management (SIEM) software solution, which consists of system logs with correlation logic to identify malicious activity. Logs and alerts cover our network, devices, applications and email.
•Response. We have an incident response plan for cybersecurity incidents and conduct response planning with tabletop exercises. We have engaged a third party to assist with forensic investigations and expert support when needed. When a cybersecurity incident is identified by our IT Security Director and Security Team, our Vice President, Chief Information Officer (the “CIO”) and other members of our IT team are alerted. Incidents are classified by severity with predefined definitions, actions and notifications for each severity level. Incidents that are defined as medium, high or critical are reported the Chief Financial Officer, Principal Accounting Officer, General Counsel and CIO to determine materiality and associated public disclosure steps. For these incidents, we engage our third-party forensic partner to assist with containment, remediation and issuing a report on the incident.
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
During the year ended December 31, 2024, our Audit Committee met four times.
Our CIO (who has 15 years of cybersecurity experience), our Director of Global IT Security and Compliance (who has 11 years of cybersecurity experience and 25 years in IT), and our Associate Director of Global Cyberseurity (who has 26 years of cybersecurity experience) are the members of our management team who are responsible for assessing and managing our material risks from cybersecurity threats. Our CIO is a member of the Incident Response Team, and the Director of Global Cybersecurity is a member of our internal IT Security Team and the Incident Response Team.
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

Location	Country	Owned/Leased
Nogales	Mexico	Owned
Tucson, Arizona	USA	Leased
Tijuana	Mexico	Leased
Markham	Canada	Leased

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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Avanos common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “AVNS”. We did not pay any dividends on our common stock in the years ended December 31, 2024 and 2023 and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
As of February 19, 2025, we had 8,870 holders of record of our common stock. No unregistered securities were sold by the Company within the past three years, and neither the Company nor any affiliated purchaser purchased any equity securities of the Company, other than repurchases described under “Share Repurchase Program” in Note 19 to the consolidated financial statements in Item 8 of this Form 10-K.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
Performance
The following graph compares the cumulative total return of our common stock from December 31, 2019 through December 31, 2024 with the cumulative return of companies comprising the Standard and Poor’s S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index. The graph plots the change in value of an initial investment of $100 in each of our common stock, the S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends, and therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

20

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
AVNS
S&P MidCap 400
S&P 500 Health Care Equipment and Services

The preceding chart is based on the following data:

	AVNS	S&P MidCap 400	S&P 500 Health Care Equipment and Services
December 31, 2019	$100.00	$100.00	$100.00
December 31, 2020	136.14	121.84	119.80
December 31, 2021	102.88	159.79	158.73
December 31, 2022	80.30	148.79	153.77
December 31, 2023	66.56	184.67	166.28
December 31, 2024	47.24	222.11	174.31
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
•Goodwill and Intangibles Impairment;
•Restructuring Activities;
•Divestiture of the Respiratory Health Business;
•Discontinued Operations;
•Business Acquisition;
•Results of Operations and Related Information;
•Liquidity and Capital Resources;
•Critical Accounting Policies and Use of Estimates; and
•Legal Matters.
Goodwill and Intangibles Impairment
In the fourth quarter of 2024, we revised downward our future projections for certain product lines due to lower net sales and future year margin expectations. This required us to assess the recoverability of a specific asset group during the fourth quarter of 2024, which resulted in an impairment loss of $100.2 million, which is included in “Goodwill and intangibles impairment.”
Due to the business factors described above and a decrease in our market capitalization, we determined it was more likely than not that the fair value of our medical devices reporting unit may be below its carrying value. Accordingly, we completed an interim goodwill impairment test as of December 1, 2024 and concluded that the fair value of the reporting unit was lower than its carrying value. As a result, during the fourth quarter of 2024, we recorded a $336.5 million impairment to goodwill, which is included in “Goodwill and intangibles impairment.”
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
We expect to incur up to $30.0 million of cash expenses in connection with the Transformation Process, consisting of between $9.0 million and $12.0 million of program management consulting and employee retention expenses, between $8.0 million and $11.0 million of expenses associated with manufacturing and supply chain improvements and portfolio rationalization; and the remainder for expenses associated with organization design and alignment and other related activities. These amounts include between $6.0 million and $8.0 million of employee severance and benefits costs. The accompanying consolidated income statements for the year ended December 31, 2024 include a net benefit of $0.8 million due to a gain on lease modification for our Alpharetta headquarters. Costs incurred in connection with the Transformation Process are in “Cost of products sold,” “Research and development,” “Selling and general expenses” and “Other expense, net”.
Divestiture of the Respiratory Health Business
On October 2, 2023, we closed the sale of our Respiratory Health (“RH”) business to SunMed Group Holdings, LLC (“Buyer”) (the “RH Divestiture”). The total purchase price for our RH business was $110.0 million in cash, subject to certain adjustments based on the indebtedness and inventory transferred to Buyer at the closing and the chargebacks assumed by Buyer but that would otherwise have been payable by the Company and its subsidiaries on or after October 2, 2023 to distributors of the Company’s RH products located in the United States.
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
In conjunction with the RH Divestiture, we and Buyer also entered into distribution agreements pursuant to which we will remain a limited risk distributor for RH products on Buyer’s behalf for sales outside of the United States. As of December 31, 2024, our obligations under the limited risk distribution agreements were substantially complete and expected to terminate in early 2025.
Finally, pursuant to an agreement under which we provided certain manufacturing services to Buyer, certain manufacturing facilities and equipment did not transfer to Buyer upon the Initial Closing and remained in “Assets Held for Sale”, with a corresponding liability representing our obligation to transfer the relevant manufacturing facilities and equipment to Buyer until the final conveyance. Similarly, the results of operations from these manufacturing operations continued to be classified as “(Loss) income from discontinued operations, net of tax.” Our obligation to manufacture products on behalf of Buyer terminated and the related manufacturing assets were transferred to Buyer and the corresponding liability was extinguished on October 1, 2024.
Discontinued Operations
As a result of the RH Divestiture, the results of operations from our RH business are reported as “(Loss) income from discontinued operations, net of tax” and the related assets and liabilities were classified as “held for sale” in the consolidated financial statements. Our obligation to manufacture products on behalf of Buyer terminated and the related manufacturing assets were transferred to Buyer and the corresponding liability was extinguished on October 1, 2024. Accordingly, there were no assets or liabilities held for sale as of December 31, 2024.
Net sales from discontinued operations were $54.6 million in the year ended December 31, 2024, compared to $100.9 million and $135.9 million in the years ended December 31, 2023 and 2022, respectively.
Business Acquisition
On July 24, 2023, we closed the acquisition of Diros Technology, Inc. (“Diros”), a leading manufacturer of innovative radiofrequency ablation (“RFA”) products used to treat chronic pain conditions (the “Diros Acquisition”). The purchase price was approximately $53.0 million, consisting of $2.5 million cash paid upon entry into the definitive agreement and $50.5 million in cash at closing less working capital and other adjustments, with up to an additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement. The purchase price for the Diros Acquisition was funded by proceeds from our Revolving Credit Facility.
On January 20, 2022, we acquired all of the equity voting interests and completed the acquisition of OrthogenRx, which developed and commercialized hyaluronic acid (“HA”) treatments for knee pain caused by osteoarthritis. The initial purchase price for the OrthogenRx Acquisition was $130.0 million at closing less working capital adjustments.
Results of Operations and Related Information
Use of Non-GAAP Measures
In this section, “Adjusted Operating Profit (Loss),” which is a profitability measure that is not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), is referred to as a non-GAAP financial measure. We provide this non-GAAP measure because we use it to measure our operational performance and provide greater insight into our ongoing business operations. This measure is not intended to be, and should not be, considered separately from, or an alternative to, the most directly comparable GAAP financial measures. A reconciliation of the non-GAAP measure to the most directly comparable GAAP financial measures is provided under “Adjusted Operating Profit (Loss).”
Net Sales
Our net sales are summarized in the following table for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year Ended December 31,
	2024	2023	Change	2022	Change
Digestive Health	$396.4	$371.6	6.7%	$340.4	9.2%
Pain Management and Recovery:
Surgical pain and recovery	124.1	139.2	(10.8)%	160.1	(13.1)%
Interventional pain	167.3	162.5	3.0%	183.6	(11.5)%
Total Pain Management and Recovery	291.4	301.7	(3.4)%	343.7	(12.2)%
Total Net Sales	$687.8	$673.3	2.2%	$684.1	(1.6)%

	Total	Volume(a)	Pricing/Mix	Currency	Other
Net Sales - percentage change 2024 vs. 2023	2.2%	4.3%	(2.2)%	0.1%	—%
Net Sales - percentage change 2023 vs. 2022	(1.6)%	(1.7)%	0.3%	(0.2)%	—%
______________________________
(a)Volume includes incremental sales from acquisitions.

Product Category Descriptions
Digestive Health is a portfolio of products such as our MIC-KEY enteral feeding tubes, our Corpak patient feeding solutions and our NeoMed neonatal and pediatric feeding solutions.
Pain Management and Recovery is a portfolio of products including:
•Surgical pain and recovery products such as our ON-Q and ambIT surgical pain pumps and our Game Ready cold and compression therapy systems; and
•Interventional pain solutions, which provide minimally invasive pain relief therapies, such as our COOLIEF pain therapy, our OrthogenRx knee osteoarthritis HA pain relief injection products and our Trident RFA products used to treat chronic pain conditions.
Net Sales - 2024 Compared to 2023
Net sales increased by 2.2% to $687.8 million for the year ended December 31, 2024, primarily due to higher volume across our Digestive Health and Interventional Pain portfolios partially offset by unfavorable pricing for our HA products.
Net Sales - 2023 Compared to 2022
Net sales decreased by 1.6% to $673.3 million for the year ended December 31, 2023, primarily due lower volume in the Pain Management and Recovery portfolio (primarily lower HA sales), partially offset by continued strong demand for Digestive Health products. In addition to volume, 0.3% of favorable pricing was offset by 0.2% of unfavorable foreign currency translation effects.
Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Year Ended December 31,
	2024	2023	Change	2022	Change
North America	$545.0	$537.9	1.3%	$552.0	(2.6)%
Europe, Middle East and Africa	94.8	84.1	12.7	77.4	8.7
Asia Pacific and Latin America	48.0	51.3	(6.4)	54.7	(6.2)
Total Net Sales	$687.8	$673.3	2.2%	$684.1	(1.6)%

Gross Profit (in millions)

	Year Ended December 31,
	2024	2023	2022
Net sales	$687.8	$673.3	$684.1
Cost of products sold	306.5	293.6	289.9
Gross profit	381.3	379.7	394.2
Gross profit margin	55.4%	56.4%	57.6%
Cost of products sold increased from $293.6 million to $306.5 million during the year ended December 31, 2024, primarily driven by costs associated with our restructuring initiatives and plant separation costs associated with the RH Divestiture along with unfavorable pricing for our HA products. In the year ended December 31, 2024, gross profit margin decreased from 56.4% to 55.4%.
Cost of products sold increased from $289.9 million to $293.6 million during the year ended December 31, 2023, primarily driven by unfavorable product mix, partially offset by improved manufacturing efficiencies. In the year ended December 31, 2023, gross profit margin decreased from 57.6% to 56.4%.
Research and Development (in millions)

	Year Ended December 31,
	2024	2023	2022
Research and development	$26.2	$27.2	$29.2
Percentage of net sales	3.8%	4.0%	4.3%
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches. Research and development has historically been between 4% and 6% of net sales.
Selling and General Expenses (in millions)

	Year Ended December 31,
	2024	2023	2022
Selling and general expenses	$318.5	$335.0	$326.5
Percentage of net sales	46.3%	49.8%	47.7%
Selling and general expenses decreased from $335.0 million in 2023 to $318.5 million in 2024, driven by savings realized from our Transformation Process and disciplined spending.
In the year ended December 31, 2023, selling and general expenses increased from $326.5 million in 2022 to $335.0 million in 2023, driven by higher selling costs, non-recurring expenses associated with the ongoing Transformation Process and the RH Divestiture, as well as compliance costs associated with the EU MDR.
Other (Income) Expense, net (in millions)

	Year Ended December 31,
	2024	2023	2022
Other (income) expense, net	$(3.9)	$13.3	$3.0
Percentage of net sales	(0.6)%	2.0%	0.4%
In 2024, other income, net decreased to $3.9 million, compared to other expense, net of $13.3 million in 2023, due to litigation and legal costs of $10.0 million incurred in 2023.
Other expense, net increased from $3.0 million in 2022 to $13.3 million in 2023 primarily due to litigation and legal costs of $10.0 million. Legal and litigation costs were incurred as the result of the settlement related to a customer claim.

Operating (Loss) Profit (in millions)

	Year Ended December 31,
	2024	2023	2022
Operating (loss) profit	$(396.2)	$4.2	$35.5
Operating profit margin	(57.6)%	0.6%	5.2%
The items previously described, along with the impairment loss on goodwill and intangible assets, drove operating loss to $396.2 million in the year ended December 31, 2024 compared to operating profit of $4.2 million and $35.5 million, respectively, in the years ended December 31, 2023 and 2022.
Adjusted Operating Profit (Loss)
A reconciliation of adjusted operating profit (loss), a non-GAAP measure, to operating (loss) profit is provided in the table below (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating profit (loss), as reported (GAAP)	$(396.2)	$4.2	$35.5
Acquisition and integration-related charges	4.2	3.3	3.4
Restructuring and transformation charges	(0.8)	28.2	—
Post-RH Divestiture transition charges	3.1	—	—
Post-RH Divestiture restructuring	8.9	—	—
Divestiture related	—	6.0	—
Goodwill and intangibles impairment	436.7	—
EU MDR Compliance	6.2	3.7	6.9
Litigation and legal	—	10.0	—
Other Items	—	—	3.8
Intangibles amortization	25.2	24.3	23.6
Adjusted Operating Profit (Loss) (non-GAAP)	$87.3	$79.7	$73.2
The items noted in the table above are described below:
On a GAAP basis, we had an operating loss compared to operating income in the prior year, primarily due to goodwill and intangibles impairment and plant separation costs, partially offset by higher sales and lower selling costs.
Items impacting operating results include the following:
Acquisition and integration-related charges: We incurred $4.2 million, $3.3 million and $3.4 million of costs in connection with acquisition and integration activities for the years ended December 31, 2024, 2023 and 2022, respectively. Expenses incurred during 2024 and 2023 were related to the acquisition of Diros and OrthogenRx. Expenses incurred in 2022 were related to the acquisition of OrthogenRx and were for integrations of earlier acquisitions.
Restructuring and transformation charges: In January 2023, we initiated the Transformation Process, a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies. In the year ended December 31, 2024, we had a net benefit of $0.8 million related to the Transformation Process due to a gain on lease modification for our Alpharetta headquarters. In the year ended December 31, 2023, we incurred expenses of $28.2 million, which consisted of costs associated with program management consulting and employee retention expenses and employee severance and benefits costs.
Post-RH Divestiture transition charges: In conjunction with the divestiture of our RH business, we incurred professional services fees, equipment write-offs and incremental labor charges of approximately $3.1 million for the year ended December 31, 2024.
Post-RH Divestiture restructuring charges: We initiated a post-RH Divestiture restructuring plan intended to align our organizational structure and operational footprint with our remaining business. In the year ended December 31, 2024, we incurred expenses of $8.9 million related to the Plan, which primarily consisted of employee severance and benefits costs.

RH Divestiture related charges: In conjunction with the divestiture of our RH business, we incurred accounting, legal and other professional fees of approximately $6.0 million for the year ended December 31, 2023.
Goodwill and intangible impairments: In the fourth quarter of 2024,we revised our future projections downward for our HA and Intravenous infusion product lines due to lower net sales and future margin expectations. We assessed the recoverability of our HA asset group and recorded a noncash impairment loss on this asset group of $100.2 million. Additionally, we determined it was more likely than not that the fair value of our medical devices reporting unit may be below its carrying value. Accordingly, we completed an interim goodwill impairment test as of December 1, 2024 which resulted in a $336.5 million noncash impairment to goodwill.
EU MDR Compliance: The EU Medical Device Regulation (“EU MDR”) became effective in 2021 and brings significant new requirements for many of our medical devices. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We incurred $6.2 million, $3.7 million and $6.9 million of costs related to EU MDR compliance in the years ended December 31, 2024, 2023 and 2022 respectively.
Other items: In the years ended December 31, 2024 and December 31, 2023, we incurred no costs associated with other items. In the year ended December 31, 2022, we incurred $3.8 million of expenses in connection with evaluating and planning for the Transformation Process. These costs consisted of $2.6 million of consulting costs associated with evaluation of overall scope and alternatives for transforming our business, and $1.2 million for the impairment of certain assets associated with research and development projects that were cancelled.
Litigation and legal: We incurred no costs for litigation matters in the year ended December 31, 2024. In the year ended December 31, 2023,we incurred $10.0 million of costs for litigation matters. This expense was for a settlement related to a customer claim and is included in “Other expense, net”. We incurred no costs for litigation matters in the year ended December 31, 2022.
Intangibles amortization: Intangibles amortization is related primarily to the amortization of intangibles acquired in prior business acquisitions and was $25.2 million, $24.3 million and $23.6 million, respectively, in the years ended December 31, 2024, 2023 and 2022. The increase in amortization in the year ended December 31, 2023 is due to incremental amortization of intangibles acquired with Diros in Q3 2023.
Our non-GAAP measures excludes certain items, as applicable, for the relevant time periods as indicated in the “Operating Profit” table above. The excluded items include:
•Expenses associated with post-RH Divestiture transition and restructuring activities.
•Certain acquisition and integration charges related to the acquisitions of Diros and OrthogenRx.
•Expenses associated with the Transformation Process.
•Expenses for accounting, legal and other professional fees associated with the divestiture of our RH business.
•Goodwill and intangibles impairment.
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

Interest Expense
Interest expense was $12.2 million, $15.0 million and $10.0 million in the years ended December 31, 2024, 2023 and 2022, respectively. In the year ended December 31, 2022, interest expense includes an early extinguishment loss of $1.1 million incurred upon terminating our Prior Credit Agreement (as defined below) on June 24, 2022. In the year ended December 31, 2024, $0.9 million of interest was capitalized on long-term capital projects. $0.5 million and $0.1 million of interest was capitalized on long-term capital projects in the years ended December 31, 2023 and 2022, respectively.
Interest expense consists of interest accrued and amortization of debt discount and issuance costs on our long-term debt. See “Debt” in Note 9 to the consolidated financial statements in Item 8 of this Form 10-K for further discussion of our indebtedness, our Prior Credit Agreement and our new Credit Agreement.

Provision for Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted in March 2020, allows for the carryback of U.S. net operating losses, which were expected to be used in future years to prior years, resulting in no benefit in the years ended December 31, 2024 and December 31, 2023, and a $3.8 million benefit in the year ended December 31, 2022.
Our overall effective tax rate was 4.2% for the year ended December 31, 2024 compared to a rate of (25.3)% in 2023 and 19.5% in 2022. See “Income Taxes” in Note 10 to the consolidated financial statements in Item 8 of this Form 10-K for further details regarding our income taxes.
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
As of December 31, 2024, $51.0 million of our $107.7 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and currently do not have plans to repatriate such earnings. See further discussion below in “Critical Accounting Policies and Use of Estimates” under “Income Taxes.” We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and equivalents increased by $20.0 million to $107.7 million as of December 31, 2024 compared to $87.7 million last year. The increase was driven by $100.7 million of cash provided by operating activities and $20.0 million of proceeds from our revolving credit facility. This was partially offset by $17.8 million of capital expenditures, $11.8 million of investments in non-affiliated entities, repayments of our debt, including $45.0 million on our revolving credit facility and $8.6 million on our secured term loan, $10.0 million used to repurchase shares of our common stock and $3.8 million of contingent consideration payments.
Cash and equivalents decreased by $40.0 million to $87.7 million as of December 31, 2023 compared to $127.7 million as of December 31, 2022. The decrease was driven by $49.6 million of cash used for the acquisition of Diros, $15.0 million used to repurchase shares of our common stock, repayments of our debt, including $115.0 million on our revolving credit facility and $4.7 million on our secured term loan, $11.7 million of contingent consideration payments and $17.8 million of capital expenditures. This was partially offset by $32.4 million of cash provided by operating activities, $55.0 million of proceeds from our revolving credit facility and $89.0 million of proceeds from the RH divestiture.
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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 6.1% as of December 31, 2024.
In connection with entering into the Credit Agreement, we terminated the Amended and Restated Credit Agreement dated as of October 30, 2018 by and among the Company, the lenders thereunder and Citibank N.A., as administrative agent (as amended and supplemented, the “Prior Credit Agreement”).
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of December 31, 2024, we were in compliance with all of our debt covenants.
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
On July 28, 2023, the Board of Directors approved a new one-year program under which we may repurchase up to $25.0 million of our common stock. In connection with such repurchase program, we established a pre-arranged trading plan in accordance with Rule 10b5-1 which permitted common stock to be repurchased over a twelve-month period. Under this program, during the third and fourth quarters of 2023 we repurchased $9.2 million and $5.8 million of our common stock, respectively, and during the first and second quarters of 2024 we repurchased the remaining $6.7 million and $3.3 million of our common stock, respectively.
On November 1, 2024, the Board of Directors approved a new one-year program under which we may repurchase up to $25.0 million of our common stock. Repurchases under this program will be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. We have established a pre-arranged trading plan under Rule 10b5-1 of the Exchange Act in connection with this share repurchase program. This share repurchase program does not obligate us to purchase any particular amount of common stock and may be suspended, modified or discontinued by us without prior notice.
For further information, see “Share Repurchase Program” in Note 19 to the consolidated financial statements in Item 8 of this Form 10-K.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease and debt arrangements and defined benefit plans are provided in Notes 6, 8, and 10, respectively, to the consolidated financial statements contained in Item 8 of this Form 10-K. For obligations under our purchase arrangements which consist mostly of open purchase orders and other commitments, as of December 31, 2024, we have amounts due in less than one year of $68.0 million, $4.9 million in one to three years, and none thereafter.
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
We completed our annual goodwill impairment test as of July 1, 2024, and determined that the fair value of our reporting unit exceeded the net carrying amount at that time. In the fourth quarter of 2024, due to market conditions and a decrease in our market capitalization, we determined it was more likely than not that the fair value of our medical devices reporting unit may be below its carrying value. Accordingly, we completed an interim goodwill impairment test as of December 1, 2024, and recorded a $336.5 million impairment to goodwill, which is included in “Goodwill and intangibles impairment” in the accompanying consolidated income statements. See Note 2, “Goodwill and Intangibles Impairment,” for disclosures about goodwill impairment.
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
In the fourth quarter of 2024, we revised downward our future projections for certain product lines due to lower net sales and future year margin expectations. This required us to assess the recoverability of a specific asset group during the fourth quarter of 2024, which resulted in an impairment loss of $100.2 million. This impairment loss is included in “Goodwill and intangibles impairment” in the accompanying consolidated income statements. See Note 2, “Goodwill and Intangibles Impairment,” for disclosures about intangible asset impairment.
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
As of December 31, 2024, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $34.2 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Tax Cuts and Jobs Act of 2017. Any additional impacts due with respect to the previously taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
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
Interest Rate Risk
Our senior secured revolving credit facility under our Credit Agreement, which allows for borrowings up to $375.0 million, is subject to a variable interest rate based on SOFR. As of December 31, 2024, a one percentage point increase in SOFR could result in $3.8 million of incremental interest expense if the senior secured revolving credit facility was fully drawn for the entire year.
Foreign Currency Risk
Foreign currency risk is managed by the systematic use of foreign currency forward contracts for a limited portion of our exposure. The use of these instruments allows the management of transactional exposures to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure.
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
As of December 31, 2024, a 10% change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have an effect of $0.9 million to our consolidated financial position, results of operations and cash flows. These hypothetical effects on transactional exposures are based on the difference between the December 31, 2024 rates and the assumed rates.
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

As of December 31, 2024, a 10% change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have impacted stockholders’ equity by approximately $15.3 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2024 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME (LOSS) STATEMENTS
(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net Sales	$687.8	$673.3	$684.1
Cost of products sold	306.5	293.6	289.9
Gross Profit	381.3	379.7	394.2
Research and development	26.2	27.2	29.2
Selling and general expenses	318.5	335.0	326.5
Goodwill and intangibles impairment	436.7	—	—
Other (income) expense, net	(3.9)	13.3	3.0
Operating (Loss) Income	(396.2)	4.2	35.5
Interest income	5.1	2.9	1.2
Interest expense	(12.2)	(15.0)	(10.0)
(Loss) Income Before Income Taxes	(403.3)	(7.9)	26.7
Income tax benefit (provision)	17.0	(2.0)	(5.2)
(Loss) Income from Continuing Operations	(386.3)	(9.9)	21.5
(Loss) Income from discontinued operations, net of tax	(5.8)	(51.9)	29.0
Net (Loss) Income	$(392.1)	$(61.8)	$50.5

(Loss) Earnings Per Share
Basic:
Continuing operations	$(8.40)	$(0.21)	$0.46
Discontinued operations	(0.13)	(1.11)	0.62
Basic (Loss) Earnings Per Share	$(8.53)	$(1.32)	$1.08

Diluted:
Continuing operations	$(8.40)	$(0.21)	$0.46
Discontinued operations	(0.13)	(1.11)	0.61
Diluted (Loss) Earnings Per Share	$(8.53)	$(1.32)	$1.07

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net (Loss) Income	$(392.1)	$(61.8)	$50.5
Other Comprehensive (Loss) Income, Net of Tax
Defined benefit plans	0.3	(0.3)	0.3
Unrealized currency translation adjustments	(17.9)	9.1	(2.3)
Total Other Comprehensive Income (Loss), Net of Tax	(17.6)	8.8	(2.0)
Comprehensive (Loss) Income	$(409.7)	$(53.0)	$48.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$107.7	$87.7
Accounts receivable, net of allowances	132.8	142.8
Inventories	138.8	163.2
Prepaid and other current assets	14.1	28.8
Assets held for sale	—	64.5
Total Current Assets	393.4	487.0
Property, Plant and Equipment, net	110.7	117.2
Operating Lease Right-of-Use Assets	34.1	26.8
Goodwill	455.6	796.1
Other Intangible Assets, net	112.3	239.5
Deferred Tax Assets	24.9	6.5
Other Assets	23.2	19.3
TOTAL ASSETS	$1,154.2	$1,692.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$9.4	$8.6
Current portion of operating lease liabilities	10.9	12.8
Trade accounts payable	54.3	56.3
Accrued expenses	91.3	93.2
Liabilities held for sale	—	63.7
Total Current Liabilities	165.9	234.6
Long-Term Debt	125.3	159.4
Operating Lease Liabilities	24.6	28.3
Deferred Tax Liabilities	5.5	23.8
Other Long-Term Liabilities	4.4	10.0
Total Liabilities	325.7	456.1

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 45,962,627 outstanding at December 31, 2024 and 46,174,337 outstanding at December 31, 2023	0.5	0.5
Additional paid-in capital	1,678.6	1,663.6
Accumulated deficit	(707.0)	(314.9)
Treasury stock	(99.0)	(85.9)
Accumulated other comprehensive loss	(44.6)	(27.0)
Total Stockholders’ Equity	828.5	1,236.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,154.2	$1,692.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, shares in thousands)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2021	48,206	$0.5	$1,628.8	$(303.6)	580	$(21.3)	$(33.8)	$1,270.6
Net income	—	—	—	50.5	—	—	—	50.5
Issuance of common stock upon the exercise or redemption of share-based awards and from employee stock purchase plan, net of treasury stock purchased	(1,677)	—	1.7	—	42	(1.2)	—	0.5
Stock-based compensation expense	—	—	15.9	—	—	—	—	15.9
Purchases of treasury stock	—	—	—	—	1,510	(44.3)	—	(44.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2.0)	(2.0)
Balance at December 31, 2022	46,529	0.5	1,646.4	(253.1)	2,132	(66.8)	(35.8)	1,291.2
Net loss	—	—	—	(61.8)	—	—	—	(61.8)
Issuance of common stock upon the exercise or redemption of share-based awards and from employee stock purchase plan, net of treasury stock purchased	(355)	—	1.4	—	168	(4.1)	—	(2.7)
Stock-based compensation expense	—	—	15.8	—	—	—	—	15.8
Purchases of treasury stock	—	—	—	—	743	(15.0)	—	(15.0)
Other comprehensive income, net of tax	—	—	—	—	—	—	8.8	8.8
Balance at December 31, 2023	46,174	0.5	1,663.6	(314.9)	3,043	(85.9)	(27.0)	1,236.3
Net loss	—	—	—	(392.1)	—	—	—	(392.1)
Issuance of common stock upon the exercise or redemption of share-based awards	385	—	—	—	—	—	—	—
Issuance of common stock from employee stock purchase plan	62	—	1.2	—	—	—	—	1.2
Stock-based compensation expense	—	—	13.8	—	—	—	—	13.8
Purchases of treasury stock	(658)	—	—	—	658	(13.1)	—	(13.1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(17.6)	(17.6)
Balance at December 31, 2024	45,963	$0.5	$1,678.6	$(707.0)	3,701	$(99.0)	$(44.6)	$828.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net (loss) income	$(392.1)	$(61.8)	$50.5
Depreciation and amortization	45.5	46.1	47.7
Stock-based compensation	13.8	15.8	15.9
Goodwill and intangibles impairment	436.7	—	—
Loss on RH disposal	—	70.8	—
Net losses on asset dispositions and asset impairments	1.2	1.9	1.1
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(6.6)	39.0	(24.7)
Inventories, net of allowance	39.0	4.7	(30.9)
Prepaid expenses and other assets	14.9	(19.6)	3.0
Accounts payable	(0.9)	(14.4)	35.4
Accrued expenses	(11.4)	(27.7)	(7.1)
Deferred income taxes and other	(39.4)	(22.4)	—
Cash Provided by Operating Activities	100.7	32.4	90.9
Investing Activities
Capital expenditures	(17.8)	(17.8)	(19.3)
Proceeds from the RH divestiture	—	89.0	—
Proceeds from RH divestiture post-closing settlement	2.1	—	—
Acquisition of assets and businesses, net of cash acquired	—	(49.6)	(116.1)
Investments in non-affiliates	(11.8)	—	—
Cash (Used in) Provided by Investing Activities	(27.5)	21.6	(135.4)
Financing Activities
Proceeds from issuance of secured debt	—	—	250.0
Secured debt repayments	(8.6)	(4.7)	(126.6)
Debt issuance costs	—	—	(2.9)
Revolving credit facility proceeds	20.0	55.0	150.0
Revolving credit facility repayments	(45.0)	(115.0)	(170.0)
Purchase of treasury stock	(12.8)	(19.1)	(45.5)
Proceeds from the exercise of stock options	1.1	1.3	1.7
Payment of contingent consideration liabilities	(3.8)	(11.7)	—
Cash (Used in) Provided by Financing Activities	(49.1)	(94.2)	56.7
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4.1)	0.2	(3.0)
Increase (Decrease) in Cash and Cash Equivalents	20.0	(40.0)	9.2
Cash and Cash Equivalents - Beginning of Year	87.7	127.7	118.5
Cash and Cash Equivalents - End of Year	$107.7	$87.7	$127.7

Supplemental Cash Flow Disclosure:
Cash paid (refunded) for income taxes	$3.3	$23.6	$(2.9)
Cash paid for interest	$11.5	$14.7	$8.1
Supplemental Noncash Disclosure
Capital expenditures included in accounts payable or accrued expenses	$5.6	$3.4	$3.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Accounting Policies
Avanos Medical, Inc. is a medical technology company focused on delivering clinically superior medical device solutions that will help patients get back to the things that matter. Headquartered in Alpharetta, Georgia, we are committed to addressing some of today’s most important healthcare needs, including providing a vital lifeline for nutrition to patients from hospital to home, and reducing the use of opioids while helping patients move from surgery to recovery. We develop, manufacture and market our recognized brands globally and hold leading market positions in multiple categories across our portfolio. Unless the context indicates otherwise, the terms “Avanos,” the “Company,” “we,” “our” and “us” refer to Avanos Medical, Inc. and its consolidated subsidiaries.
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
See Note 2, “Goodwill and Intangibles Impairment” for further information regarding goodwill and intangible assets impairment.
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
We allow for returns within a specified period of time, based on our standard terms and conditions, following customers’ receipt of the goods and estimate a liability for returns based on historical experience. The liability for estimated returns was $0.1 million as of both December 31, 2024 and 2023. The differences between estimated and actual returns are generally not material.
Our contracts provide for forms of variable consideration including rebates, incentives and pricing tiers, each of which are described below:
Distributor Rebates - Sales to distributors, on a global basis, represents approximately 54% of our consolidated net sales. We provide for rebates on gross sales to distributors for differences between list prices and average end-user customer prices. Rebate rates vary widely (typically between 10% and 35%) between our product families. A liability for distributor rebates is estimated based on a moving average of rebate rates, specific customer trends, contractual provisions, historical experience and other relevant factors. The liability for estimated rebates was $13.3 million and $10.4 million, respectively, as of December 31, 2024 and 2023. Differences between our estimated and actual costs are generally not material and recognized in earnings in the period in the period such differences are determined.
Incentives - Globally, approximately 28% of our consolidated net sales are contracted through group purchasing organizations (“GPOs”). Incentives include fees paid to GPOs or small percentage rebates to distributors in conjunction with the sales volume of our products to end-user customers. A liability for incentives is estimated based on average incentive rates over a period of time. The liability for estimated incentives was $10.9 million and $7.3 million, respectively, as of December 31, 2024 and 2023.

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
We had two customers who individually accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2024. We had one customer who individually accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2023. Bad debt expense was $0.7 million for both the years ended December 31, 2024 and 2023, compared to $1.4 million for the year ended December 31, 2022.
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
As of December 31, 2024, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $34.2 million. Certain earnings were previously subject to tax due to the one-time transition tax of the Tax Cuts and Jobs Act of 2017. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.

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
Hedging and Derivatives
All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period in which changes in fair value occur, and is reclassified to income in the same period that the hedged item affects income. Our policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. Our policies also prohibit the use of any leveraged derivative instrument. Consistent with our policies, foreign currency derivative instruments are entered into with major financial institutions. At inception, we formally designate certain derivatives as cash flow hedges and establish how the effectiveness of these hedges will be assessed and measured. This process links the derivatives to the transactions they are hedging. See Note 15, “Derivative Financial Instruments,” for disclosures about derivative instruments and hedging activities.
Recently Adopted Accounting Pronouncements
Effective January 1, 2023, we adopted Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU pertains to acquired revenue contracts with customers in a business combination and addresses diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
Effective in the fourth quarter of 2024, we adopted ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures, and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included in each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. On an annual basis, this ASU requires us to disclose the CODM’s title and position, as well as how the CODM uses each reported measure of segment profit or loss to assess performance and allocate resources to the segment. In accordance with this ASU, we have applied this guidance retrospectively for all periods presented in the financial statements in Note 18, “Segment Information”. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of income statement expenses for public business entities (PBEs) to address investor requests for more detailed information about the types of expenses in commonly presented expense captions. This ASU will require new tabular disclosures for the following expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depletion. Additionally, certain other expenses and gains or losses that must be disclosed under existing U.S. GAAP, and that are recorded in a relevant expense caption, must be presented in the same tabular disclosure. This ASU will be effective for annual periods beginning after December 15, 2026, with early adoption permitted. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
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
Note 2.     Goodwill and Intangibles Impairment
We test goodwill for impairment annually or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying amount. We operate as a single operating segment with one reporting unit, and accordingly, our annual goodwill impairment test was based on an evaluation of the fair value of our Company as a whole.
We completed our annual impairment test as of July 1, 2024, and based on a combination of income and market approaches, we determined that our fair value exceeded the net carrying value of our reporting unit at that time.
In the fourth quarter of 2024, we revised our future projections downward for our HA and Intravenous infusion product lines due to lower net sales and future year margin expectations. This required us to assess the recoverability of our HA asset group during the fourth quarter of 2024, during which we determined that the carrying value of the asset group exceeded the sum of its future pre-tax undiscounted cash flows under the income approach. Accordingly, during the fourth quarter of 2024, we recorded an impairment loss on the HA asset group of $100.2 million across developed products, non-compete agreements and trade names. This impairment loss is included in “Goodwill and intangibles impairment” in the accompanying consolidated income statements. The fair value of developed products was determined using the relief from royalty method and the fair value of the trade names was determined using the multi-period excess earnings method. A roll-forward of our intangible assets is presented in Note 4, “Supplemental Balance Sheet Information”.
Due to the business factors described above and a decrease in our market capitalization, we determined it was more likely than not that the fair value of our medical devices reporting unit may be below its carrying value. Accordingly, we completed an interim goodwill impairment test as of December 1, 2024, using a combination of the income and market approaches to determine the fair value of our reporting unit and concluded that the fair value of the reporting unit was lower than its carrying value. As a result, during the fourth quarter of 2024, we recorded a $336.5 million impairment to goodwill, which is included in “Goodwill and intangibles impairment” in the accompanying consolidated income statements.

The changes in the carrying amount of goodwill are as follows (in millions):

Balance at December 31, 2022	$760.3
Goodwill acquired(a)	33.4
Purchase accounting adjustment(b)	1.8
Currency translation adjustment	0.6
Balance at December 31, 2023	796.1
Goodwill impairment	(336.5)
Currency translation adjustment	(4.0)
Balance at December 31, 2024	$455.6
_____________________________________________
(a)We acquired $33.4 million of goodwill in conjunction with the acquisition of Diros Technology Inc., described in Note 6, “Business Acquisition.” Goodwill was allocated to our existing medical devices reporting unit.
(b)Purchase accounting adjustment related to the acquisition of OrthogenRx in the first quarter of 2023.
Note 3.    Restructuring
Our restructuring expenses for the years ended December 31, 2024, 2023 and 2022 are summarized in the table below (in millions):

	Year Ended December 31,
	2024	2023	2022
Post-RH Divestiture Restructuring Plan	$8.9	$—	$—
Transformation Process	(0.8)	28.2	—
Total Restructuring Costs	$8.1	$28.2	$—
Post-RH Divestiture Restructuring Plan
During 2024, we initiated a post-RH Divestiture restructuring plan (the “Plan”). The Plan is intended to align our organizational structure, distribution and operational footprint with our remaining business. We expect the Plan will be substantially complete by the end of 2025 and currently expect to incur between $10.0 million and $11.0 million of cash expenses, primarily for employee termination benefits. In the year ended December 31, 2024, we incurred $8.9 million of costs related to the Plan. These costs were included in “Cost of products sold” and “Selling and general expenses” in the accompanying consolidated income statements.
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
In the year ended December 31, 2024 we incurred expenses of $5.1 million related to the Transformation Process and recognized a gain of $6.9 million due to modifying the lease for our Alpharetta headquarters, which is included in “Other (income) expense, net” in the accompanying consolidated financial statements. This resulted in a net benefit of $0.8 million for the year ended December 31, 2024. See Note 7, “Leases”, for further discussion about our lease modification.
In the year ended December 31, 2023, we incurred expenses of $28.2 million. Expenses in both the years ended December 31, 2024 and 2023 primarily related to program management consulting and employee retention expenses and employee severance and benefits costs in connection with the Transformation Process. These costs were included in “Cost of products sold,” “Research and development,” “Selling and general expenses” and “Other (income) expense, net” in the accompanying consolidated income statements. Due to the $6.9 million non-cash gain on our headquarters lease modification, plan-to-date we have incurred expenses of $27.4 million in connection with the Transformation Process, which includes $28.7 million of cash expenses.
Restructuring Liability
Our liability for costs associated with our restructuring activities as of December 31, 2024 and 2023 is summarized below (in millions):

	As of December 31,
	2024	2023
Balance, beginning of year	$2.3	$—
Total restructuring costs, excluding non-cash charges	12.4	24.3
Payments and adjustments, net	(10.9)	(22.0)
Balance, end of year	$3.8	$2.3

Note 4.     Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	As of December 31,
	2024	2023
Accounts Receivable	$133.6	$134.0
Income tax receivable	4.9	14.1
Allowances and doubtful accounts
Doubtful accounts	(4.9)	(5.1)
Sales discounts	(0.8)	(0.2)
Accounts receivable, net	$132.8	$142.8
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Bad debt expense was $0.7 million for the year ended December 31, 2024 compared to $0.7 million and $1.4 million for the years ended December 31, 2023 and December 31, 2022, respectively.
Inventories
Inventories at the lower of cost (determined on the FIFO method) or net realizable value consists of the following (in millions):

	As of December 31,
	2024	2023
Raw materials	$36.5	$50.3
Work in process	21.1	19.8
Finished goods	78.3	88.5
Supplies and other	2.9	4.6
Total Inventory	138.8	163.2
We incurred $5.6 million, $5.1 million and $8.2 million of expense for inventory write-offs and obsolescence in the years ended December 31, 2024, 2023 and 2022, respectively.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	As of December 31,
	2024	2023
Land	$1.1	$1.3
Buildings and leasehold improvements	40.6	38.0
Machinery and equipment	186.3	182.8
Construction in progress	21.4	18.0
	249.4	240.1
Less accumulated depreciation	(138.7)	(122.9)
Total	$110.7	$117.2
Property, plant and equipment includes $0.9 million of interest that was capitalized in the year ended December 31, 2024, compared to $0.5 million of interest that was capitalized in the year ended December 31, 2023. There were $5.6 million and $3.4 million of capital expenditures in accounts payable as of December 31, 2024 and 2023, respectively.
Depreciation expense was $20.3 million, $19.2 million and $17.5 million, respectively, in the years ended December 31, 2024, 2023 and 2022.
Intangible Assets
Intangible assets subject to amortization consist of the following (in millions):

	As of December 31,
	2024				2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$(28.7)	$(0.9)	$10.5	$42.0	$(28.8)	$13.2
Patents and acquired technologies	248.3	(82.3)	(99.3)	66.7	248.6	(171.9)	76.7
Other	79.1	(44.0)	—	35.1	207.7	(58.1)	149.6
Total	$367.5	$(155.0)	$(100.2)	$112.3	$498.3	$(258.8)	$239.5
Amortization expense for intangible assets is included in “Cost of products sold” and “Selling and general expenses” and was $25.2 million, $24.3 million and $23.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, we recognized an impairment loss on certain intangible assets which is described further in Note 2, “Goodwill and Intangibles Impairment”. We did not recognize an impairment loss on intangible assets in the year ended December 31, 2023.
We estimate amortization expense for the next five years and beyond will be as follows (in millions):

For the years ending December 31,
2025	$15.2
2026	7.2
2027	7.2
2028	4.5
2029	3.5
Thereafter	74.7
Total	$112.3

Accrued Expenses
Accrued expenses consist of the following (in millions):

	As of December 31,
	2024	2023
Accrued rebates	$24.2	$17.7
Accrued salaries and wages	32.1	31.5
Accrued taxes and other	18.0	16.7
Other	17.0	27.3
Total	$91.3	$93.2
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	As of December 31,
	2024	2023
Accrued compensation benefits	4.2	5.9
Other	0.2	4.1
Total	$4.4	$10.0
Note 5.    Discontinued Operations
On October 2, 2023, (the “Initial Closing”), we closed the sale of our Respiratory Health (“RH”) business to SunMed Group Holdings, LLC (“Buyer”) (the “RH Divestiture”). The purchase price for our RH business was $110.0 million in cash, subject to certain adjustments based on the indebtedness and inventory transferred to Buyer at the closing and the chargebacks assumed by Buyer but that would otherwise have been payable by the Company and its subsidiaries on or after October 2, 2023 to distributors of the Company’s RH products located in the United States.
The Divestiture represents a key component of Avanos’ ongoing three-year transformation process, and is aimed at accelerating the Company’s efforts to focus its portfolio on markets where it is well positioned to succeed.
In conjunction with the RH Divestiture, we and Buyer entered into various transition services agreements pursuant to which we, Buyer and each company’s respective affiliates will provide to each other various transitional services, including, but not limited to, product manufacturing and distribution, facilities, order fulfillment, invoicing, quality assurance, regulatory support, audit support and other services. The services generally commenced on the closing date of the RH Divestiture and will terminate in no later than three years thereafter.
In conjunction with the RH Divestiture, we and Buyer also entered into distribution agreements pursuant to which we will remain a limited risk distributor for RH products on Buyer’s behalf for sales outside of the United States. As of December 31, 2024, our obligations under the limited risk distribution agreements were substantially complete and expected to terminate in early 2025. We had $11.9 million of RH products included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of December 31, 2023.

Finally, pursuant to an agreement under which we provided certain manufacturing services to Buyer, certain manufacturing facilities and equipment did not transfer to Buyer upon the Initial Closing and remained in “Assets Held for Sale”, with a corresponding liability representing our obligation to transfer the relevant manufacturing facilities and equipment to Buyer until the final conveyance. Similarly, the results of operations from these manufacturing operations continued to be classified as “(Loss) income from discontinued operations, net of tax.” Our obligation to manufacture products on behalf of Buyer terminated and the related manufacturing assets were transferred to Buyer and the corresponding liability was extinguished on October 1, 2024.
The following table summarizes the financial results of our discontinued operations for all periods presented herein (in millions):

	Year Ended December 31,
	2024	2023	2022
Net Sales	$54.6	$100.9	$135.9
Cost of products sold	63.6	68.8	80.1
Gross Profit	(9.0)	32.1	55.8
Research and development	—	0.8	1.4
Selling and general expenses	—	11.2	15.4
Pretax loss on classification as discontinued operations	—	70.8	—
Other (income) expense, net	(1.3)	0.3	0.5
Operating (Loss) Income	(7.7)	(51.0)	38.5
Income tax benefit (provision) from discontinued operations	1.9	(0.9)	(9.5)
Net (Loss) Income from discontinued operations, net of tax	$(5.8)	$(51.9)	$29.0
The “Pretax loss on classification of discontinued operations” was 70.8 million for the year ended December 31, 2023, which includes goodwill impairment of $59.1 million, inventory impairment of $5.0 million and impairment on the remaining disposal group of $6.7 million.
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
We had no assets or liabilities held for sale as of December 31, 2024. Details on assets and liabilities classified as held for sale in the accompanying consolidated balance sheets are presented in the following table (in millions):

December 31, 2023
Assets held for sale - discontinued operations
Inventories	$17.5
Property, Plant and Equipment, net	43.9
Operating Lease Right-of-Use Assets	3.1
Goodwill	—
Other Intangible Assets, net	—
Total assets classified as held for sale	$64.5
Liabilities held for sale - discontinued operations
Current Portion of Operating Lease Liabilities	$0.8
Liabilities held for sale	61.3
Current liabilities held for sale - discontinued operations	62.1
Non-Current Operating Lease Liability	1.6
Total liabilities held for sale - discontinued operations	$63.7

The following table provides operating and investing cash flow information for our discontinued operations (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Depreciation and amortization	$—	$2.6	$6.5
Stock-based compensation expense	—	0.1	0.1
Investing Activities:
Capital expenditures	0.6	3.6	5.0

Note 6.     Business Acquisition
Diros Technology Acquisition
On July 24, 2023, we closed the acquisition of Diros Technology Inc. (“Diros”), a leading manufacturer of innovative radiofrequency ablation (“RFA”) products used to treat chronic pain conditions (the “Diros Acquisition”). The total purchase price paid in connection with our acquisition of Diros was approximately $53.0 million, consisting of $2.5 million in cash paid upon entry into the definitive agreement and $50.5 million in cash paid at closing (subject to certain working capital and other adjustments), with up to an additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement. The purchase price for the Diros Acquisition was funded by proceeds from our Revolving Credit Facility. We incurred $2.1 million and $1.7 million of costs in the years ended December 31, 2024 and December 31, 2023, respectively, in connection with the Diros Acquisition, which are included in “Costs of goods sold” and “Selling and general expenses.”
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
Note 7.    Leases
Our lease obligations relate primarily to our principal executive offices along with various manufacturing, warehouse and distribution facilities located throughout the world. For leases with terms greater than twelve months, we record a right of use (“ROU”) asset and corresponding lease obligation. As of December 31, 2024, all our leasing arrangements were operating leases. Many of our leases include escalating rent payments, renewal options and termination options, which are considered in our determination of straight-line rent expense when appropriate. Many of our leases also include additional amounts for common area maintenance and taxes. We have elected not to separate lease and non-lease components in the determination of straight-line rent expense. For a majority of our leases, an implicit lease rate is not available. Accordingly, we use a rate that approximates our incremental secured borrowing rate.
During the year ended December 31, 2024, we entered into an agreement to modify the lease for our principal executive offices in Alpharetta, Georgia. Under the agreement, we reduced our leased space and extended the term of our remaining space by five years. We paid a $5.7 million fee for the partial termination which was included in the remeasurement of our lease liability for the remaining space and extended term. We recognized a $6.9 million gain on the early partial lease termination, which is included in “Other (income) expense, net” in the accompanying consolidated income statement for the year ended December 31, 2024. The modification resulted in an increase of $13.7 million to “Operating Lease Right-of-Use Assets” and “Operating Lease Liabilities” in the accompanying consolidated balance sheet as of December 31, 2024.

The table below summarizes information related to ROU assets and lease liabilities that are included in the accompanying consolidated balance sheet (dollars in millions):

	As of December 31,
	2024	2023
Assets
Operating lease right-of-use assets	$34.1	$26.8

Liabilities
Current portion of operating lease liabilities	10.9	12.8
Operating lease liabilities	24.6	28.3
Total Operating Lease Liabilities	$35.5	$41.1

Weighted average remaining lease term	6.7 years	4.8 years
Weighted average discount rate	5.6%	4.5%
The table below summarizes costs and cash flows arising from our lease arrangements for the year ended December 31, 2024 (in millions):

	Year Ended December 31,
	2024	2023
Operating lease cost	$12.8	$12.8
Short-term lease cost	0.2	0.3
Variable lease cost	0.8	1.5
Total lease cost	$13.8	$14.6

Cash paid for amounts included in the measurement of lease liabilities	$21.3	$17.5
Right-of-use assets obtained in exchange for operating lease liabilities	$19.7	$10.4

The future minimum obligations under operating leases having non-cancelable terms in excess of one year for the next five years and beyond will be (in millions):

For the years ending December 31,	Amount
2025	$11.2
2026	7.4
2027	3.9
2028	3.5
2029	3.1
Thereafter	15.0
Future minimum obligations	$44.1

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
The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

	Fair Value Hierarchy Level	December 31, 2024		December 31, 2023
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$107.7	$107.7	$87.7	$87.7
Liabilities
Revolving Credit Facility	2	$25.0	$25.0	$50.0	$50.0
Term Loan Facility	2	109.7	109.7	118.0	118.0
Contingent consideration related to acquisition	3	—	—	5.3	5.3
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature.
The fair value of amounts borrowed under our Revolving Credit Facility and Term Loan Facility (as defined below) approximates carrying value because borrowings are subject to a variable rate as described in Note 9, “Debt”. The fair value amount of the contingent consideration was determined using a Monte Carlo simulation using assumptions regarding net sales volatility, discount rate and others. See further discussion of the acquisition of Diros in Note 6, “Business Acquisition.”
For the years ended December 31, 2024 and 2023, there were no transfers among Level 1, 2 or 3 fair value determinations. Transfers between levels occur when there are changes in the observability of inputs. Changes between levels are assumed to occur at the beginning of the year.
Note 9.    Debt
As of December 31, 2024 and 2023, our debt balances were as follows (in millions):

	Weighted- Average Interest Rate	Maturity	As of December 31,
			2024	2023
Revolving Credit Facility	6.76%	2027	$25.0	$50.0
Term Loan Facility	6.82%	2027	110.2	118.8
			135.2	168.8
Unamortized debt issuance costs			(0.5)	(0.8)
Current portion of long-term debt			(9.4)	(8.6)
Total Long-Term Debt, net			$125.3	$159.4
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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b)

the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 6.1% as of December 31, 2024.
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
During the year ended December 31, 2024, we repaid $8.6 million of the Term Loan Facility. During the year ended December 31, 2024, we borrowed $20.0 million and repaid $45.0 million of the Revolving Credit Facility. As of December 31, 2024, we had letters of credit outstanding of $4.0 million.
As of December 31, 2024, the aggregate amounts of long-term debt that will mature during each of the next four years are as follows (in millions):

Amount
2025	$9.4
2026	10.2
2027	115.6
2028	—
Total	$135.2
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
The Credit Agreement also includes financial covenants which require us not to exceed a certain consolidated net secured leverage ratio and to maintain a consolidated interest coverage ratio above a certain level. These financial covenants are tested quarterly. As of December 31, 2024, we were in compliance with all of our debt covenants.
As of December 31, 2024, our repayment requirements in the next five years includes any balance remaining on our Revolving Credit Facility and Term Loan Facility, which are due on June 24, 2027.

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
The components of income (loss) before income taxes, and the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
(Loss) Income before income taxes
United States	$(421.5)	$(17.3)	$21.6
Foreign	18.2	9.4	5.1
Total	(403.3)	(7.9)	26.7
Income tax (benefit) provision:
Current:
United States	8.8	3.7	4.9
State	4.8	2.4	2.4
Foreign	5.3	4.0	1.7
Total	18.9	10.1	9.0
Deferred:
United States	(28.7)	(4.9)	(4.0)
State	(6.3)	(1.9)	0.6
Foreign	(0.9)	(1.3)	(0.4)
Total	(35.9)	(8.1)	(3.8)
Total income tax (benefit) provision	$(17.0)	$2.0	$5.2
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act allows for the carryback of U.S. net operating losses, which were expected to be used in future years, to prior years resulting in no benefit in the years ended December 31, 2024 and December 31, 2023, respectively, and a $3.8 million benefit that was recognized in the year ended December 31, 2022.
As of December 31, 2024, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $34.2 million. Certain earnings were previously subject to tax due to the one-time transition tax of the 2017 Tax Cuts and Jobs Act. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.

Major differences between the federal statutory rate and the effective tax rate are as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Rate of state income taxes, net of federal tax benefit	0.3	(4.1)	8.1
Statutory rate other than U.S. statutory rate	—	(11.8)	2.2
Goodwill impairment	(17.6)	—	—
Valuation allowance	—	(0.1)	1.2
CARES Act	—	—	(14.4)
Nondeductible officer’s compensation	(0.3)	(21.2)	5.6
U.S. federal research and development credit	0.5	22.6	(10.5)
Share based compensation windfall tax deduction	(0.2)	(7.2)	4.1
Other, net	0.5	(24.5)	2.2
Effective tax rate	4.2%	(25.3)%	19.5%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities (in millions):

	As of December 31,
	2024	2023
Deferred tax assets
Accrued liabilities	$9.4	$9.8
Stock-based compensation	6.2	5.2
Net Operating Losses	8.4	10.3
Section 174 Research Capitalization	23.8	18.0
Foreign Tax Credits	3.4	3.7
Federal Research Tax Credits	0.4	0.4
Operating Lease Obligations	6.1	6.2
Other	1.5	4.1
	59.2	57.7
Valuation allowance	(3.9)	(4.3)
Total deferred tax assets	55.3	53.4

Deferred tax liabilities
Intangibles, net	26.2	55.3
Operating Lease Right of Use Assets	6.0	2.9
Inventories	(1.8)	3.8
Property, plant and equipment, net	5.0	8.5
Other	0.5	0.2
Total deferred tax liabilities	35.9	70.7
Net deferred tax assets (liabilities)	$19.4	$(17.3)
Valuation allowances decreased $0.4 million during the year ended December 31, 2024. Valuation allowances at the end of 2024 and 2023 primarily relate to tax credits and income tax loss carryforwards.
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

At December 31, 2024, we have credit carryforwards for federal income tax purposes of $2.8 million, all of which will expire between 2028 and 2038. We also have net operating loss carryforwards for federal income tax purposes of $13.0 million, of which $0.4 million will expire in 2037. The remaining net operating losses are available for carryforward indefinitely.
At December 31, 2024, we have credit carryforwards for state income tax purposes of $0.4 million, which will expire between 2025 and 2027. We also have net operating loss carryforwards for state income tax purposes of $98.6 million, some of which will expire between 2025 and 2044 and others that will remain available for carryforward indefinitely. We also have certain foreign subsidiaries with net operating loss carryforwards for income tax purposes of $1.7 million, of which all are available for carryforward indefinitely.
We did not have any unrecognized tax benefits during the years ended December 31, 2024 and 2023.
Federal and state income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. The state effect of any changes to filed federal positions remains subject to examination by various states for a period of up to two years after formal notification to the states.
Note 11.    Employee Benefit Plans
Defined Contribution Plans
Eligible employees participate in our defined contribution plans. Our 401(k) plan and supplemental plan provide for a matching contribution of a U.S. employee’s contributions and accruals, subject to predetermined limits. Avanos also has defined contribution pension plans for certain employees outside the U.S. in which eligible employees may participate. We recognized $5.9 million, $6.6 million and $6.5 million, respectively, of expense for our matching contributions to the 401(k) plan in the years ended December 31, 2024, 2023 and 2022, respectively. Our matching contributions to the 401(k) plan are recognized in cost of products sold, research and development and selling and general expenses in our consolidated income statements.
Defined Benefit Plans
Certain plans in our international operations are our direct obligation, and therefore, the related funded status has been recorded within our consolidated balance sheet. These plans are primarily unfunded and the aggregated projected benefit obligation was $2.8 million and $4.7 million as of December 31, 2024 and 2023, respectively. Net periodic pension cost for the years ended December 31, 2024, 2023 and 2022 was $1.0 million, $0.9 million and $0.7 million, respectively. Over the next ten years, we expect gross benefit payments to be $1.8 million in total for the years 2025 through 2029, and $2.8 million in total for the years 2030 through 2034.

Note 12. Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance, December 31, 2021	$(33.8)	$—	$(33.8)
Other comprehensive (loss) income	(2.3)	0.3	(2.0)
Balance, December 31, 2022	(36.1)	0.3	(35.8)
Other comprehensive income (loss)	9.1	(0.3)	8.8
Balance, December 31, 2023	(27.0)	—	(27.0)
Other comprehensive (loss) income	(17.9)	0.3	(17.6)
Balance, December 31, 2024	$(44.9)	$0.3	$(44.6)

The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Unrealized translation	$(17.9)	$9.1	$(2.3)

Defined benefit pension plans	0.4	(0.3)	0.4
Tax effect	(0.1)	—	(0.1)
Defined benefit pension plans, net of tax	0.3	(0.3)	0.3

Change in AOCI	$(17.6)	$8.8	$(2.0)
Note 13.    Stock-Based Compensation
The Avanos Medical, Inc. Equity Participation Plan, the Avanos Medical, Inc. 2021 Long Term Incentive Plan, as amended and the Avanos Medical, Inc. Outside Directors’ Compensation Plan (together, the “Equity Plans”) provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants of Avanos or its subsidiaries. A maximum of 5.1 million shares of Avanos common stock may be issued under the Equity Plans, and there were 0.8 million shares remaining available for issuance as of December 31, 2024.
The Avanos Medical, Inc. Employee Stock Purchase Plan (“ESPP”) allows for employee contributions to purchase shares of the Company’s common stock at a 15% discount off the lower of the closing prices at the beginning or end of each offering period. The ESPP is available to all employees meeting the eligibility requirements defined in the ESPP. Offering periods will generally be six month periods ending on June 30 and December 31 of each year. Employees may contribute up to 25% of their compensation, subject to a maximum of $25,000 into the ESPP each year. A maximum of 1.0 million common shares may be issued under the ESPP, and there were 0.7 million shares remaining available as of December 31, 2024.

Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Selling and general expenses.” Stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 is shown in the table below (in millions):

	Year Ended December 31,
	2024	2023	2022
Stock options	$—	$0.3	$1.1
Time-based restricted share units	9.8	10.5	11.6
Performance-based restricted share units	3.8	4.8	3.0
Employee stock purchase plan	0.2	0.2	0.2
Total stock-based compensation	$13.8	$15.8	$15.9

Stock Options
There were no options awarded in the years ended December 31, 2024, 2023 and 2022. Stock options were granted at an exercise price equal to the fair market value of our common stock on the date of grant. Stock options are generally subject to vesting whereby options vest 30% at the end of each of the first two 12-month periods following the grant and 40% at the end of the third 12-month period and have a term of 10 years.
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
A summary of stock option activity is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	1,036	$39.32
Exercises	—	—
Forfeitures	(61)	37.36
Outstanding at December 31, 2024	975	$39.44	3.06	$—
Vested and exercisable at December 31, 2024	975	$39.44	3.06	$—

The following table summarizes information about options outstanding as of December 31, 2024:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Shares (in thousands)	Weighted-Average Remaining Contractual Term (Years)	Shares (in thousands)	Weighted-Average Exercise Price
$25.00	to	$35.00	326	4.0	326	$28.97
$35.00	to	$45.00	396	2.9	396	41.35
$45.00+			253	2.1	253	49.99
			975	3.1	975	$39.44
No options were exercised during the years ended December 31, 2024, December 31, 2023 and 2022.
Restricted Share Units
Restricted shares, time-vested restricted share units (“RSUs”) and performance-based RSUs granted to employees and directors are valued at the closing market price of our common stock on the grant date with vesting conditions determined upon approval of the award. Time-vested RSUs are subject to a minimum service period of generally three years.
A summary of time-vested RSU activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2023	875	$33.44
Granted	690	19.95
Vested	(348)	36.28
Forfeited	(90)	25.35
Outstanding at December 31, 2024	1,127	$24.94
For time-vested RSUs outstanding at December 31, 2024, we expect to recognize an additional $13.2 million of expense over the remaining average service period of two years.
Performance-based RSUs are subject to achievement of certain service and performance targets over a restricted period of three years. A summary of performance-based RSU activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2023	520	$32.09
Granted	368	15.57
Vested	(36)	47.84
Forfeited	(54)	27.53
Outstanding at December 31, 2024	798	$24.03
For performance-based RSUs outstanding at December 31, 2024, we expect to recognize an additional $9.1 million of expense over the remaining average service period of less than two years.
Note 14.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our 2014 spin-off from Kimberly-Clark, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters. For the years ended December 31, 2024, 2023 and 2022, we incurred no costs with respect to such indemnification matters.
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
On July 6, 2021, we entered into a Deferred Prosecution Agreement (the “DPA”) with the DOJ that resolved their criminal investigation related to our MicroCool surgical gowns. Pursuant to the terms of the DPA, in July 2021 the Company made a payment of $22.2 million. The DPA term expired on July 7, 2024 and in January 2025, the United States District Court for the Northern District of Texas dismissed the DOJ’s case against the Company.
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
We did not record litigation-related charges during the year ended December 31, 2024. In the year ended December 31, 2023, we incurred $10.0 million of expense for a settlement related to a customer claim. We did not record litigation-related charges in 2022.
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
Note 15.    Derivative Financial Instruments
During the quarter ended June 30, 2024, we began to enter into derivative instruments to hedge a portion of forecasted cash flows denominated in Mexican pesos. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The derivative liability for foreign exchange contracts was $0.6 million as of December 31, 2024 and is included in the consolidated balance sheet in accrued expenses.
The effective portion of the gain or loss on a derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. The loss recognized in earnings was not material in the year ended December 31, 2024. As of December 31, 2024, the aggregate notional values of outstanding foreign currency swap contracts designated as cash flow hedges were $3.6 million.
Note 16.    Earnings Per Share (“EPS”)
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period, as determined using the treasury stock method.
The calculation of basic and diluted EPS for each of the three years ended December 31, 2024, 2023 and 2022 is set forth in the following table (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net (loss) income from continuing operations	$(386.3)	$(9.9)	$21.5
Net (loss) income from discontinued operations	(5.8)	(51.9)	29.0
Net (loss) income	$(392.1)	$(61.8)	$50.5

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.0	46.6	46.9
Dilutive effect of stock options and restricted share unit awards	—	—	0.4
Diluted weighted average shares outstanding	46.0	46.6	47.3
(Loss) Earnings Per Share:
Basic:
Continuing Operations	$(8.40)	$(0.21)	$0.46
Discontinued Operations	(0.13)	(1.11)	0.62
Basic (Loss) Earnings Per Share	$(8.53)	$(1.32)	$1.08

Diluted:
Continuing operations	$(8.40)	$(0.21)	$0.46
Discontinued operations	(0.13)	(1.11)	0.61
Diluted (Loss) Earnings Per Share	$(8.53)	$(1.32)	$1.07
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
For the year ended December 31, 2024, $1.8 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

Note 17.     Revenue
Sales revenue is recognized when control of the products transfers to the customer, in an amount that represents the consideration that we expect to be entitled to receive in exchange for our products.
We provide a portfolio of innovative product offerings focused on digestive health and pain management and recovery to improve patient outcomes and reduce the cost of care. Our management evaluates net sales by product category within our single reportable segment as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Digestive Health	$396.4	$371.6	$340.4
Pain Management and Recovery:
Surgical pain and recovery	124.1	139.2	160.1
Interventional pain	167.3	162.5	183.6
Total Pain Management and Recovery	291.4	301.7	343.7
Total Net Sales	$687.8	$673.3	$684.1
Digestive Health is a portfolio of products such as our MIC-KEY enteral feeding tubes, our Corpak patient feeding solutions and our NeoMed neonatal and pediatric feeding solutions.
Pain Management and Recovery is a portfolio of products including:
•Surgical pain and recovery products such as our ON-Q and ambIT surgical pain pumps and our Game Ready cold and compression therapy systems; and
•Interventional pain solutions, which provide minimally invasive pain relief therapies, such as our Coolief chronic pain products, our OrthogenRx knee osteoarthritis HA pain relief injection products and our Trident RFA products used to treat chronic pain conditions.
Liabilities for estimated returns, rebates and incentives as of December 31, 2024 and 2023 are presented in the table below (in millions):

	As of December 31,
	2024	2023
Accrued rebates	$13.3	$10.4
Accrued incentives	10.9	7.3
Accrued rebates and incentives (See Note 1)	24.2	17.7
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$24.3	$17.8
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

Note 18.     Segment Information
We conduct our business in one operating and reportable segment that provides our medical device products to healthcare providers and patients globally with manufacturing facilities in the United States and Mexico.
The CODM, our Interim Chief Executive Officer, assesses performance for our medical device segment and decides how to allocate resources based on net income from continuing operations, which is also presented in the Consolidated Income Statements. The CODM uses net income from continuing operations for strategic planning, including revenue generation, cost management and investment decisions, as well as in the annual budget and forecasting process. Additionally, the CODM uses net income from continuing operations to evaluate income generated from assets and earnings generated per share.
The CODM is regularly provided with consolidated revenues and expenses that closely mirror those presented in the Consolidated Income Statements, as well as with total assets as presented in the Consolidated Balance Sheets. The significant expenses included in net income from continuing operations, as regularly provided to the CODM, are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Net Sales	$687.8	$673.3	$684.1
Cost of goods sold	246.7	233.9	224.8
Distribution	39.8	38.9	45.3
Research and development	25.9	26.9	29.0
Advertising, promotion and selling expenses	131.4	129.3	132.5
General expenses	162.4	183.3	172.9
Depreciation and amortization expense	45.5	43.5	41.1
Goodwill and intangibles impairment	436.7	—	—
Other (income) expense, net	(4.4)	13.3	3.0
Interest income	5.1	2.9	1.2
Interest expense	(12.2)	(15.0)	(10.0)
Income tax benefit (provision)	17.0	(2.0)	(5.2)
(Loss) Income from Continuing Operations	(386.3)	(9.9)	21.5
(Loss) Income from discontinued operations, net of tax	(5.8)	(51.9)	29.0
Net (Loss) Income	$(392.1)	$(61.8)	$50.5
For the years ended December 31, 2024, 2023 and 2022, net sales to external customers in the United States were $529.1 million, $467.0 million and $463.9 million, respectively. Globally, two customers accounted for 10% or more of our consolidated net sales in the years ended December 31, 2024, 2023 and 2022.
Property, plant and equipment held domestically and in foreign countries is as follows (in millions):

	As of December 31,
	2024	2023
Domestic	$72.7	$76.1
Foreign	38.0	41.1
Total Property, Plant and Equipment	$110.7	$117.2
Note 19.    Share Repurchase Program
On July 28, 2023, the Board of Directors approved a new one-year program under which we repurchased $25.0 million of our common stock. Repurchases under this program were made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. We have established a pre-arranged trading plan under Rule 10b5-1 of the Exchange Act in connection with this share repurchase program. This share repurchase program did not obligate us to purchase any particular amount of common stock.
On November 1, 2024, the Board of Directors approved a new one-year program under which we may repurchase up to $25.0 million of our common stock. Repurchases under this program will be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. We have established a pre-arranged trading plan under Rule 10b5-1 of the Exchange Act in connection with this share repurchase program. This share repurchase program does not obligate us to purchase any particular amount of common stock and may be suspended, modified or discontinued by us without prior notice.
Purchases of common stock under the 10b5-1 trading plan for the year ended December 31, 2024 are summarized in the table below:

	Shares Repurchased		Aggregate Purchase Price (in millions)	Average Price per Share	Amount Remaining in Program for Purchase (in millions)
	# of Shares	Program to Date
First quarter of 2024	342,680	1,085,333	$6.7	$19.45	$3.3
Second quarter of 2024	169,571	1,254,904	$3.3	$19.67	$—

In addition to the share repurchase program, we withheld 145,472 shares of common stock for $2.8 million in taxes associated with stock-based compensation transactions in the year ended December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Avanos Medical, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avanos Medical, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated income (loss) statements, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Net Sales/Accrued rebate expenses- Refer to Notes 1 and 17 to the consolidated financial statements
Critical Audit Matter Description
The Company generally distributes its products through wholesale distributors, and in many cases, discounts to the net selling prices are determined based on the contractual arrangements that the Company has with its end-user groups’ purchasing organizations. The Company’s contracts provide for variable consideration, including rebates. Sales are reported net of distributor rebates which are estimated based on the historical difference between list prices and average end user contract prices and the quantity of products expected to be sold to end-users. Total rebates due to customers that were not settled as of December 31, 2024 was $13.3 million and is included in accrued expenses as of December 31, 2024.
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
Goodwill Valuation - Refer to Notes 1 and 2 to the consolidated financial statements
Critical Audit Matter Description
The Company evaluates goodwill for impairment annually or more frequently whenever events or circumstances indicate that the fair value of its reporting unit may be below its carrying value. The Company uses a combination of the income and market approaches to estimate fair value. The Company utilizes a discounted cash flow model to perform its income approach, which requires management to make significant judgments related to the discount rate and assumptions, including expected growth rates, used in the forecast of future cash flows. The market approach estimates the fair value of the reporting unit based on the consideration of the Company’s observable market value and other assumptions, including guideline public companies. Changes in the judgments or assumptions used in management’s evaluation could have a material impact on the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. Management completed the annual impairment test on July 1, 2024 and determined that the fair value exceeded the net carrying value of its single reporting unit.
As a result of market conditions and a decrease in the Company’s market capitalization, in the fourth quarter of the fiscal year 2024, the Company concluded that a triggering event had occurred that may indicate that the fair value of its reporting unit was less that its carrying value. Based on the December 1, 2024 impairment evaluation, the Company recognized a goodwill impairment loss of $336.5 million. The goodwill balance was $455.6 million as of December 31, 2024.
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
•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology including the use of the market capitalization and guideline public company market approaches and (2) the discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, developing a range of independent estimates, performing sensitivity analysis and comparing those to the discount rate selected by management.
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
•We evaluated the impact of changes in the impairment factors, including macroeconomic conditions, industry and market considerations, and Company-specific events from July 1, 2024, the annual impairment assessment date, to December 31, 2024 and evaluated any changes in the impairment factors.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Atlanta, Georgia
February 26, 2025
We have served as the Company’s auditor since 2013.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer believe that, as of December 31, 2024, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Management’s evaluation was based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avanos Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
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
February 26, 2025

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2025 Proxy Statement for the Annual Meeting of Stockholders (the “2025 Proxy Statement”) are incorporated in this Item 10 by reference:
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
The names and ages of our executive officers as of February 26, 2025, together with certain biographical information, are as follows:

Name	Position
Michael C. Greiner	Interim Chief Executive Officer
Warren Machan	Interim Chief Financial Officer
Mojirade James	Senior Vice President, General Counsel and Secretary
Kerr W. Holbrook	Senior Vice President and Chief Commercial Officer
Sigfrido Delgado	Senior Vice President, Integrated Supply Chain

Michael C. Greiner, age 52, was appointed Interim Chief Executive Officer in October 2024. Prior to such appointment, he had served as Senior Vice President and Chief Financial Officer since January 1, 2020. In January 2023, he had assumed the additional position of Chief Transformation Officer. Mr. Greiner brings to Avanos more than 20 years of experience in corporate finance, accounting, treasury, and M&A strategy development and execution. From March 2016 through December 2019, he served as Executive Vice President and CFO for AngioDynamics, Inc., a publicly listed medical device company (NASDAQ: ANGO), where he played an integral role in transforming and optimizing its product portfolio through both internal development and M&A. Prior to that, Mr. Greiner was the CFO at Extreme Reach, Inc., a cloud-based enterprise platform for brand advertising, responsible for all finance and human resource operations. Earlier in his career, Mr. Greiner held several senior executive roles, including Senior Vice President corporate finance and Chief Accounting Officer, at Cimpress N.V. (formerly known as Vistaprint N.V.), global controller for GE’s Water and Processing Technologies division, as well as leadership roles at Bausch & Lomb and Wyeth.
Warren J. Machan, age 59, was appointed as the Company’s Interim Chief Financial Officer in October 2024. He served as the Company’s Senior Vice President - Business Strategy from 2014 to 2021. He also served as the Company’s Interim Chief Financial Officer in 2019. Since 2021, Mr. Machan has served as a medical technology health care strategy consultant, primarily to the Company. His career began in 1987 with Kimberly-Clark Corp., where he progressed through a variety of Finance leadership roles leading to his last position in 2014 as Kimberly-Clark’s Senior Director of Strategy - Global Health Care.
Mojirade James, age 58, was appointed as Senior Vice President, General Counsel and Secretary in July 2021. Ms. James has more than 25 years of diversified legal experience, including vast experience supporting the development and commercialization of innovative drugs, biologics and vaccines. From September 2018 to June 2021, Ms. James held senior management positions, including Executive Vice President, Chief Legal and Compliance Officer, of Tmunity Therapeutics, a

biotherapeutics company. Prior to that, from February 2012 to September 2017, she held senior management positions, including Senior Vice President, General Counsel and Corporate Secretary, of Iroko Pharmaceuticals, a global specialty pharmaceutical company. Her experience also includes working as an attorney at Wyeth and Pfizer and at the law firm Shearman & Sterling.
Kerr W. Holbrook, age 58, was appointed as Senior Vice President and Chief Commercial Officer in January 2023 after previously serving as Senior Vice President and General Manager, Chronic Care from May 2019 to December 2022. Mr. Holbrook has more than 30 years of experience in the medical device, pharmaceutical and biotechnology industries. From March 2015 to November 2018, Mr. Holbrook served as Chief Commercial Officer for AlloSource, a biologics and regenerative medicine business focused on the spine, sports and orthopedics markets. Prior to AlloSource, Mr. Holbrook held executive positions, including Group Vice President, Strategy, Portfolio Management & Business Development, with Covidien, now part of Medtronic’s minimally invasive therapies group. Mr. Holbrook started his career with Eli Lilly & Company and subsequently led marketing and business development functions for McKesson Corporation.
Sigfrido Delgado, age 48, joined the Company as its Senior Vice President, Integrated Supply Chain, in May 2024. He was appointed Senior Vice President of Operations on September 1, 2024. From February 2019 to May 2024, he held senior management positions at Jabil Healthcare, a global provider of healthcare manufacturing solutions, including Vice President, Global MedTech Business. His background includes more than 20 years in manufacturing, supply chain and operations within the medical device industry, including engineering and leadership roles at Johnson & Johnson, Ethicon, Inc. and Cordis Corp.
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of the 2025 Proxy Statement captioned “Compensation Discussion and Analysis,” “Compensation Tables,” “Director Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the section of the 2025 Proxy Statement captioned “Other Information—Security Ownership Information” is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in thousands) (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders(1)	2,900(2)	$39.44	825
(1)    Includes (i) the Halyard Health, Inc. Equity Participation Plan, effective November 1, 2014 (the “2014 Plan”), (ii) the Avanos Medical, Inc. 2021 Long Term Incentive Plan, effective April 29, 2021, as amended (together with the 2014 Plan, the “Employee Plans”), and (iii) the Halyard Health, Inc. Outside Directors’ Compensation Plan, effective November 1, 2014 (the “Director Plan”).

(2)    Includes 1,755 restricted share units granted under the Employee Plans (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares issued may vary, depending on actual performance). Upon vesting, a share of Avanos common stock is issued for each restricted share unit. Column (a) also includes 170 restricted share units granted under the Director Plan. Under the Director Plan, upon retirement from, or any other termination of service from the Board, a share of Avanos common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price.
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of the 2025 Proxy Statement captioned “Other Information—Transactions with Related Persons” and “Corporate Governance—Director Independence” is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the sections of the 2025 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Auditors” is incorporated in this Item 14 by reference.
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
4.4
Credit Agreement dated June 24, 2022 by and among Avanos Medical, Inc., the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPM”) as administrative agent, MUFG Bank, Ltd. (“MFUG”), PNC Bank, National Association (“PNC”) and U.S. Bank National Association (“U.S. Bank”) as co-syndication agents, and JPM, MUFG, PNC and U.S. Bank as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 4.3 of our Quarterly Report on Form 10-Q filed on August 9, 2022

4.5
First Amendment dated June 26, 2024 to Credit Agreement dated June 24, 2022 by and among Avanos Medical, Inc., the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPM”) as administrative agent, MUFG Bank, Ltd. (“MUFG”), PNC Bank, National Association (“PNC”) and U.S. Bank National Association (“U.S. Bank”) as co-syndication agents, and JPM, MUFG, PNC and U.S. Bank as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on October 30, 2024

Exhibit Number	Description
10.1	Deferred Prosecution Agreement dated July 6, 2021, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 9, 2021
*10.2	Employment Offer Letter dated June 20, 2017 for Joseph Woody, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2017
*10.3	Employment Offer Letter dated March 22, 2018 for Arjun Sarker, incorporated by reference to Exhibit 10.1(a) to our Quarterly Report on Form 10-Q filed on May 2, 2018
*10.4	Employment Offer Letter dated December 12, 2019 for Michael Greiner, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2019
*10.5	Employment Offer Letter dated July 21, 2010 for William Haydon, incorporated by reference to Exhibit 10.1(a) to our Quarterly Report on Form 10-Q filed on November 3, 2020
*10.6	Employment Offer Letter dated May 21, 2021 for Mojirade James, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 3. 2021
*10.7	Halyard Health, Inc. Equity Participation Plan, effective as of November 1, 2014, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on November 4, 2014
*10.8	Form of Award Agreement related to Halyard Health, Inc. Equity Participation Plan, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on November 4, 2014
*10.9	Form of Award Agreements, as amended, related to Halyard Health, Inc. Equity Participation Plan, incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on February 19, 2021
*10.10	Halyard Health, Inc. Outside Directors’ Compensation Plan, effective as of November 1, 2014, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on November 4, 2014
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

*10.23	Employment Offer Letter dated March 30, 2024 for Sigfrido Delgado, incorporated by reference to Exhibit 10.23 to Quarterly Report on Form 10-Q filed on July 31, 2024

Exhibit Number	Description
*10.24	Second Amendment to Employment Offer Letter dated June 21, 2024 for Mojirade James, incorporated by reference to Exhibit 10.24 to Quarterly Report on Form 10-Q filed on July 31, 2024
*10.25
Separation and Consulting Agreement, dated October 28, 2024, by and between Avanos Medical, Inc. and Joseph F. Woody, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2024

*10.26	Amendment date October 28, 2024 to Employment Offer Letter for Michael C. Greiner, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 30, 2024
*10.27	Avanos Medical, Inc. Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 2024
*10.28
Consulting Agreement dated December 2, 2024 by and between Avanos Medical, Inc. and Blueprint Strategy and Management Consulting, LLC, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 3, 2024

19.1	Avanos Medical, Inc. Amended and Restated Policy on Insider Trading and Tipping, incorporated by reference to Exhibit 19.1 of our Annual Report on Form 10-K filed on February 21, 2024
21	Subsidiaries of the Corporation, filed herewith.
23	Consent of Independent Registered Public Accounting Firm, filed herewith.
24	Powers of Attorney, filed herewith.
31(a)	Section 302 CEO Certification, filed herewith.
31(b)	Section 302 CFO Certification, filed herewith.
32(a)	Section 906 CEO Certification, furnished herewith.
32(b)	Section 906 CFO Certification, furnished herewith.
*97.1	Avanos Medical, Inc. Incentive Compensation Clawback Policy, incorporated by reference to Exhibit 97.1 of our Annual Report on Form 10-K filed on February 21, 2024
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Management contracts, compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANOS MEDICAL, INC.

February 26, 2025	By:	/s/ Warren J. Machan
Warren J. Machan
Interim Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael C. Greiner	Interim Chief Executive Officer (Principal Executive Officer)	February 26, 2025
Michael C. Greiner

/s/ Warren J. Machan	Interim Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Warren J. Machan

/s/ John J. Hurley	Controller (Principal Accounting Officer)	February 26, 2025
John J. Hurley

Directors

Gary D. Blackford
Dr. Lisa Egbuonu-Davis
Indrani L. Franchini
Patrick J. O’Leary
Dr. Julie Shimer

By:	/s/ John J. Hurley	February 26, 2025
John J. Hurley Attorney-in-Fact

