Form 10-Q
period 2025-03-31
AVANOS MEDICAL, INC.
filed 2025-05-06
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Yes  ☐    No  ☒
As of April 29, 2025, there were 46,243,980 shares of the registrant’s common stock outstanding.

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
•price fluctuations in key commodities;
•the expected impact of tariffs and our ability to mitigate tariffs;
•new or increased tariffs;
•changes in, or revised interpretations of, import-export laws or international trade agreements;
•fluctuations in currency exchange rates;
•changes in governmental regulations that are applicable to our business;
•our ability to realize the intended benefits of our restructuring initiatives or our divestiture, acquisition or merger transactions;
•changes in asset valuations, including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons; and
•any other matters described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”) and Part II, Item 1A - “Risk Factors” in this Form 10-Q.
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

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net Sales	$167.5	$166.1
Cost of products sold	77.7	71.3
Gross Profit	89.8	94.8
Research and development	5.4	7.0
Selling and general expenses	75.7	83.6
Other (income) expense, net	(1.6)	0.2
Operating Income	10.3	4.0
Interest income	1.5	0.6
Interest expense	(2.1)	(3.1)
Income Before Income Taxes	9.7	1.5
Income tax provision	(3.1)	(1.0)
Income from Continuing Operations	6.6	0.5
Loss from discontinued operations, net of tax	—	(1.4)
Net Income (Loss)	$6.6	$(0.9)

Basic Earnings (Loss) Per Share
Continuing operations	$0.14	$0.01
Discontinued operations	—	(0.03)
Basic Earnings (Loss) Per Share	$0.14	$(0.02)

Diluted Earnings (Loss) Per Share
Continuing operations	$0.14	$0.01
Discontinued operations	—	(0.03)
Diluted Earnings (Loss) Per Share	$0.14	$(0.02)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net Income (Loss)	$6.6	$(0.9)
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	2.3	(2.2)
Defined benefit plans	0.1	(0.3)
Cash flow hedges	(0.1)	—
Total Other Comprehensive Income (Loss), Net of Tax	2.3	(2.5)
Comprehensive Income (Loss)	$8.9	$(3.4)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$97.0	$107.7
Accounts receivable, net of allowances	104.8	132.8
Inventories	138.1	138.8
Prepaid and other current assets	12.5	14.1
Total Current Assets	352.4	393.4
Property, Plant and Equipment, net	109.8	110.7
Operating Lease Right-of-Use Assets	32.1	34.1
Goodwill	455.9	455.6
Other Intangible Assets, net	107.2	112.3
Deferred Tax Assets	25.0	24.9
Other Assets	25.4	23.2
TOTAL ASSETS	$1,107.8	$1,154.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$9.4	$9.4
Current portion of operating lease liabilities	10.4	10.9
Trade accounts payable	46.0	54.3
Accrued expenses	71.4	91.3
Total Current Liabilities	137.2	165.9
Long-Term Debt	98.0	125.3
Operating Lease Liabilities	23.1	24.6
Deferred Tax Liabilities	5.6	5.5
Other Long-Term Liabilities	4.5	4.4
Total Liabilities	268.4	325.7

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,236,444 outstanding as of March 31, 2025 and 45,962,627 outstanding as of December 31, 2024	0.5	0.5
Additional paid-in capital	1,682.8	1,678.6
Accumulated deficit	(700.4)	(707.0)
Treasury stock	(101.2)	(99.0)
Accumulated other comprehensive loss	(42.3)	(44.6)
Total Stockholders’ Equity	839.4	828.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,107.8	$1,154.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Common Stock	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,678.6	1,663.6
Exercise or redemption of share-based awards	0.4	0.5
Stock-based compensation expense	3.8	3.6
Additional Paid-in Capital, end of period	1,682.8	1,667.7
Accumulated Deficit, beginning of period	(707.0)	(314.9)
Net income (loss)	6.6	(0.9)
Accumulated Deficit, end of period	(700.4)	(315.8)
Treasury Stock, beginning of period	(99.0)	(85.9)
Purchases of treasury stock	(2.2)	(9.1)
Treasury Stock, end of period	(101.2)	(95.0)
Accumulated Other Comprehensive Loss, beginning of period	(44.6)	(27.0)
Other comprehensive income (loss), net of tax	2.3	(2.5)
Accumulated Other Comprehensive Loss, end of period	(42.3)	(29.5)
Total Stockholders’ Equity, end of period	$839.4	$1,227.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income (loss)	$6.6	$(0.9)
Depreciation and amortization	9.6	11.4
Stock-based compensation expense	3.8	3.6
Net loss on asset dispositions and impairments	0.2	0.3
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	25.1	8.2
Inventories	1.2	(4.7)
Prepaid expenses and other assets	0.3	(0.2)
Accounts payable	(6.4)	2.3
Accrued expenses	(14.8)	(27.6)
Deferred income taxes and other	0.1	(0.4)
Cash Provided by (Used in) Operating Activities	25.7	(8.0)
Investing Activities
Capital expenditures	(6.7)	(4.1)
Proceeds from RH Divestiture post-closing settlement	—	2.1
Investments in Non-affiliates	(2.4)	—
Cash Used in Investing Activities	(9.1)	(2.0)
Financing Activities
Secured debt repayments	(2.3)	(1.6)
Revolving credit facility proceeds	—	20.0
Revolving credit facility repayments	(25.0)	(10.0)
Purchases of treasury stock	(2.2)	(9.1)
Proceeds from the exercise of stock options	0.4	0.5
Payment of contingent consideration liabilities	—	(0.5)
Cash Used in Financing Activities	(29.1)	(0.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.8	(1.2)
Decrease in Cash and Cash Equivalents	(10.7)	(11.9)
Cash and Cash Equivalents - Beginning of Period	107.7	87.7
Cash and Cash Equivalents - End of Period	$97.0	$75.8

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
Segment Reporting
We follow the guidance in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting as amended by Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. We define our reportable segments based on the way our Chief Operating Decision Maker (“CODM”) manages the operations of the business for purposes of allocating resources and assessing performance. Reportable segments are determined based on revenue, profit or loss and assets tests. We disclose segment revenue, operating income/loss and significant segment expenses for each reportable segment, which is consistent with our internal management reporting to the CODM.
Goodwill
We test goodwill for impairment annually or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying value. We operate as two operating and reportable segments. The fair values of our reporting units are estimated using a combination of income (discounted cash flow analysis) and market approaches. The income approach is dependent upon several assumptions regarding future periods such as sales growth and a terminal growth rate. A weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present values. The WACC was based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to us.
In conjunction with several changes in the organization of the Company and our shift from one reportable segment to two, we performed an interim goodwill impairment test as of January 1, 2025, and determined that the fair values of our reporting units exceeded the net carrying amounts. However, there can be no assurance that the assumptions and estimates made for purposes of the annual goodwill impairment test will prove to be accurate. Volatility in the equity and debt markets, or increases in interest rates, could result in a higher discount rate. Changes in sales volumes, selling prices and costs of goods sold, the effect of new or higher tariffs or increases in interest rates could cause changes in our forecasted cash flows. Unfavorable changes in any of the factors described above, as well as a decline in our stock price, could result in a goodwill impairment charge in the future.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2025, we adopted ASU No. 2023-05, Business Combinations: Joint Venture Formations. This ASU is intended to address diversity in practice regarding accounting and provide decision-useful information related to contributions made to joint ventures and requires entities that qualify as either a joint venture or a corporate joint venture to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture must initially measure its assets and liabilities at fair value on the formation date. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
Effective in the fourth quarter of 2024, we adopted ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures, and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included in each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. On an annual basis, this ASU requires us to disclose the CODM’s title and position, as well as how the CODM uses each reported measure of segment profit or loss to assess performance and allocate resources to the segment. In accordance with this ASU, we have applied this guidance retrospectively for all periods presented in the financial statements in Note 2., “Segment Information”. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
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
Note 2.    Segment Information
We define our reportable segments based on the way our CODM manages the operations of the business for purposes of allocating resources and assessing performance. During the first quarter of 2025, our CODM began managing the business at a disaggregated level beyond our previously defined medical devices segment. Accordingly, we conduct our business in two operating and reportable segments. Prior year amounts have been reclassified to conform with the current year presentation. Our reportable segments include the following:
Specialty Nutrition Systems (“SNS”) is a portfolio of products including:
•Enteral feeding, which includes products such as our MIC-KEY enteral feeding tubes and Corpak patient feeding solutions; and
•Neonate solutions feeding products comprised of our NeoMed neonatal and pediatric feeding solutions.
Pain Management and Recovery (“PM&R”) is a portfolio of products including:
•Surgical pain and recovery products such as ON-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems; and
•Radiofrequency Ablation (“RFA”) solutions, which provide minimally invasive pain relief therapies, such as our COOLIEF, Trident and ESSENTEC RFA products used to treat chronic pain conditions.

The CODM evaluates the performance of our two reportable segments and determines how to allocate resources based on Operating Income (Loss), and is regularly provided with segment revenues and expenses. The CODM receives and reviews total assets as presented in the Consolidated Balance Sheets, and does not evaluate asset information at the segment level. The significant expenses included in Operating Income, as regularly provided to the CODM, are as follows (in millions):

	Three Months Ended March 31, 2025
	SNS	PM&R	Total
Net Sales	$101.1	$56.3	$157.4
Reconciliation of consolidated net sales:
Corporate and other(a)			10.1
Total consolidated net sales			$167.5
Cost of goods sold	(35.2)	(20.7)
Distribution	(6.3)	(2.7)
Research and development expenses	(4.1)	(1.1)
Advertising, promotion and selling expenses	(11.8)	(14.9)
General expenses	(17.5)	(12.7)
Depreciation and amortization expense	(5.0)	(3.9)
Other segment items	(0.1)	(0.1)
Reportable segment operating income (loss)	$21.1	$0.2	$21.3
Corporate and other			(11.0)
Interest expense, net			(0.6)
Income before income taxes			$9.7

	Three Months Ended March 31, 2024
	SNS	PM&R	Total
Net Sales	$94.6	$56.3	$150.9
Reconciliation of consolidated net sales:
Corporate and other(a)			15.2
Total consolidated net sales			$166.1
Cost of goods sold	(31.2)	(20.3)
Distribution	(7.3)	(2.4)
Research and development expenses	(4.2)	(2.0)
Advertising, promotion and selling expenses	(17.0)	(19.7)
General expenses	(15.3)	(10.6)
Depreciation and amortization expense	(4.2)	(3.4)
Reportable segment operating income (loss)	$15.4	$(2.1)	$13.3
Corporate and other			(9.3)
Interest expense, net			(2.5)
Income from continuing operations before income taxes			$1.5
__________________________________________________
(a) Corporate and Other net sales includes revenue from our Hyaluronic Acid (“HA”) injections and our IV infusion oncology pumps.

Note 3.    Restructuring Activities
Post-RH Divestiture Restructuring Plan
During 2024, following the RH Divestiture described in Note 5, “Discontinued Operations,” we initiated a restructuring plan (the “Plan”). The Plan is intended to align our organizational structure, distribution, manufacturing and operational footprint with our remaining business. During the first quarter of 2025 the scope of the plan was expanded to accommodate incremental costs expected for optimization of our manufacturing and operational footprint, and may be expanded further in the second quarter of 2025 for other initiatives that have not been finalized. We expect the Plan, regardless of final scope, will be substantially complete by the end of 2025 and, under the current scope, expect to incur up to $16.0 million of cash expenses in connection with the Plan, primarily for employee termination benefits and incremental temporary labor costs. In the three months ended March 31, 2025, we incurred $3.1 million of costs related to the Plan, compared to $0.7 million in the three months ended March 31, 2024. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements. Since its initiation, we have incurred expenses of $12.0 million in connection with the Plan, including $11.6 million of cash expenses.
Transformation Process
In January 2023, we initiated a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies (the “Transformation Process”). The RH Divestiture represented a key component of the three-year Transformation Process. The Transformation Process was complete at the end of 2024.
In the three months ended March 31, 2024, we incurred expenses of $2.9 million in connection with the Transformation Process, primarily related to employee severance and benefits costs. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements. Since its initiation, we incurred expenses of $27.4 million in connection with the Transformation Process, including $28.7 million of cash expenses.
Restructuring Liability
Our liability for costs associated with our restructuring initiatives as of March 31, 2025 is summarized below (in millions):

Restructuring Liability
Balance, December 31, 2024	$3.8
Restructuring and transformation costs, excluding non-cash charges	2.6
Payments and adjustments, net	(4.5)
Balance, March 31, 2025	$1.9

Note 4.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	March 31, 2025	December 31, 2024
Accounts receivable	$109.9	$133.6
Income tax receivable	0.4	4.9
Allowances and doubtful accounts:
Doubtful accounts	(4.9)	(4.9)
Sales discounts	(0.6)	(0.8)
Total Accounts receivable, net of allowances	$104.8	$132.8
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Bad debt expense was $0.1 million for the three months ended March 31, 2025, compared to $0.1 million for the three months ended March 31, 2024.

Inventories
Inventories at the lower of cost (determined on the FIFO method) or net realizable value consists of the following (in millions):

	March 31, 2025	December 31, 2024
Raw materials	$37.4	$36.5
Work in process	22.7	21.1
Finished goods	74.8	78.3
Supplies and other	3.2	2.9
Total Inventories	$138.1	$138.8
We incurred $1.7 million of expense for inventory write-offs and obsolescence in the three months ended March 31, 2025, compared to $1.5 million in the three months ended March 31, 2024.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	March 31, 2025	December 31, 2024
Land	$1.2	$1.1
Buildings and leasehold improvements	40.6	40.6
Machinery and equipment	188.6	186.3
Construction in progress	19.9	21.4
	250.3	249.4
Less accumulated depreciation	(140.5)	(138.7)
Total Property, Plant and Equipment, net	$109.8	$110.7
Depreciation expense was $4.5 million for the three months ended March 31, 2025, compared to $5.3 million for the three months ended March 31, 2024.
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows (in millions):

	SNS	PM&R	Total
Balance, December 31, 2024	$327.6	$128.0	$455.6
Currency translation adjustment	—	0.3	0.3
Balance, March 31, 2025	$327.6	$128.3	$455.9
Intangible assets subject to amortization consist of the following (in millions):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks	$40.1	$(29.9)	$(0.9)	9.3
Patents and acquired technologies	248.3	(83.8)	(99.3)	65.2
Other	79.4	(46.7)	—	32.7
Total	$367.8	$(160.4)	$(100.2)	$107.2

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks	$40.1	$(28.7)	(0.9)	10.5
Patents and acquired technologies	248.3	(82.3)	(99.3)	66.7
Other	79.1	(44.0)	—	35.1
Total	$367.5	$(155.0)	$(100.2)	112.3

Amortization expense for intangible assets is included in “Cost of products sold” and “Selling and general expenses” and was $5.1 million for the three months ended March 31, 2025, compared to $6.1 million for the three months ended March 31, 2024.
Amortization expense for the remainder of 2025, the following four years and thereafter is estimated as follows (in millions):

Amount
Remainder of 2025	$20.5
2026	14.3
2027	14.1
2028	11.4
2029	10.3
Thereafter	36.6
Total	$107.2

Accrued Expenses
Accrued expenses consist of the following (in millions):

	March 31, 2025	December 31, 2024
Accrued rebates and customer incentives	$22.1	$24.2
Accrued salaries and wages	19.7	32.1
Accrued taxes and other	16.5	18.0
Other	13.1	17.0
Total Accrued Expenses	$71.4	$91.3

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	March 31, 2025	December 31, 2024
Accrued compensation and benefits	$4.3	$4.2
Other	0.2	0.2
Total Other Long-Term Liabilities	$4.5	$4.4
Note 5.     Discontinued Operations
On October 2, 2023 (the “Initial Closing”), we closed the sale of our Respiratory Health (“RH”) business to SunMed Group Holdings, LLC (“Buyer”) (the “RH Divestiture”). The purchase price for our RH business was $110 million in cash, subject to certain adjustments based on the indebtedness and inventory transferred to Buyer at the closing and the chargebacks assumed by Buyer but that would otherwise have been payable by the Company and its subsidiaries on or after October 2, 2023 to distributors of the Company’s RH products located in the United States.
Pursuant to an agreement under which we provided certain manufacturing services to Buyer, certain manufacturing facilities and equipment did not transfer to Buyer upon the Initial Closing and remained in “Assets Held for Sale”, with a corresponding liability representing our obligation to transfer the relevant manufacturing facilities and equipment to Buyer until the final conveyance. Similarly, the results of operations from those manufacturing operations were classified as “(Loss) income from discontinued operations, net of tax.” Our obligation to manufacture products on behalf of Buyer terminated and the related manufacturing assets were transferred to Buyer and the corresponding liability was extinguished on October 1, 2024.
In conjunction with the RH Divestiture, we and Buyer entered into various transition services agreements pursuant to which we, Buyer and each company’s respective affiliates provide to each other various transitional services, including, but not limited to, product manufacturing and distribution, facilities, order fulfillment, invoicing, quality assurance, regulatory support, audit support and other services. The remaining limited support services being performed will terminate no later than three years following the closing.

The following table summarizes the financial results of our discontinued operations for the three months ended March 31, 2024 (no activity subsequent to October 1, 2024) (in millions):

Three Months Ended March 31,
2024
Net Sales	$16.9
Cost of products sold	15.9
Gross Profit	1.0
Other expense, net	2.9
(Loss) Income from discontinued operations before income taxes	(1.9)
Income tax benefit from discontinued operations	0.5
Net Loss from discontinued operations, net of tax	$(1.4)

Loss Per Share
Basic	$(0.03)
Diluted	$(0.03)
In accordance with GAAP, only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, the cost of products sold, research and development, selling and general expenses and other expense, net in discontinued operations include expenses incurred directly to solely support our respiratory health business.
The following table provides operating and investing cash flow information for our discontinued operations for the three months ended March 31, 2024 (in millions):

Three Months Ended March 31,
2024
Operating Activities:
Depreciation and amortization	$—
Stock-based compensation expense	—
Investing Activities:
Capital expenditures	0.4

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

		March 31, 2025		December 31, 2024
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$97.0	$97.0	$107.7	$107.7
Liabilities
Revolving Credit Facility	2	$—	$—	$25.0	$25.0
Term Loan Facility	2	107.4	107.4	109.7	109.7
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of amounts borrowed under our Revolving Credit Facility and Term Loan Facility approximates carrying value because borrowings are subject to a variable rate as described in Note 7, “Debt”.
Note 7.     Debt
As of March 31, 2025 and December 31, 2024, our respective debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturity	March 31, 2025	December 31, 2024
Revolving Credit Facility	5.94%	2027	$—	$25.0
Term Loan Facility	5.92%	2027	107.8	110.2
			107.8	135.2
Unamortized debt issuance costs			(0.4)	(0.5)
Current portion of long-term debt			(9.4)	(9.4)
Total Long-Term Debt, net			$98.0	$125.3

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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 6.0% as of March 31, 2025.
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of March 31, 2025, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis. We are permitted to prepay all or a portion of the Term Loan Facility and the Revolving Credit Facility at any time without premium or penalty.
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
During the three months ended March 31, 2025, we repaid $2.3 million of the Term Loan Facility. During the three months ended March 31, 2025, we repaid $25.0 million of the Revolving Credit Facility. As of March 31, 2025, we had letters of credit outstanding of $4.0 million.
As of March 31, 2025, the aggregate amounts of long-term debt that will mature during each of the next four years are as follows (in millions):

Amount
Remainder of 2025	$7.0
2026	10.2
2027	90.6
2028	—
2029	—
Total	$107.8
Note 8.    Accumulated Other Comprehensive Loss
The changes in the components of Accumulated Other Comprehensive Loss (“AOCL”), net of tax, are as follows (in millions):

	Unrealized Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(44.9)	$—	$0.3	$(44.6)
Other comprehensive income	2.3	(0.1)	0.1	2.3
Balance, March 31, 2025	$(42.6)	$(0.1)	$0.4	$(42.3)
The net changes in the components of AOCL, including the tax effect, are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Unrealized currency translation	$2.3	$(2.2)
Defined benefit pension plans	0.1	(0.3)
Defined benefit pension plans, net of tax	0.1	(0.3)
Cash flow hedges	(0.1)	—
Cash flow hedges, net of tax	(0.1)	—
Change in AOCL	$2.3	$(2.5)

Note 9.     Stock-Based Compensation
Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Sales and general expenses.” Stock-based compensation expense for the three months ended March 31, 2025 and 2024 is shown in the table below (in millions):

	Three Months Ended March 31,
	2025	2024
Stock options	$—	$—
Time-based restricted share units	3.1	2.5
Performance-based restricted share units	0.7	1.0
Employee stock purchase plan	—	0.1
Total stock-based compensation	$3.8	$3.6
Note 10.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our 2014 spin-off from Kimberly-Clark, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters. For the three months ended March 31, 2025 and 2024, we incurred no costs with respect to such indemnification matters.
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
Note 11.     Derivative Financial Instruments
During the second quarter of 2024, we began to enter into derivative instruments to hedge a portion of forecasted cash flows denominated in Mexican pesos. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The derivative liability for foreign exchange contracts was $0.1 million as of March 31, 2025 and is included in the condensed consolidated balance sheet in accrued expenses.
The effective portion of the gain or loss on a derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. The loss recognized in earnings was not material in the three months ended March 31, 2025. As of March 31, 2025, the aggregate notional values of outstanding foreign currency swap contracts designated as cash flow hedges were $30.8 million.
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
The calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2025 and 2024 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income (loss) from continuing operations	$6.6	$0.5
Net (loss) income from discontinued operations	—	(1.4)
Net Income (Loss)	$6.6	$(0.9)

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.1	46.2
Dilutive effect of stock options and restricted share unit awards	0.7	0.5
Diluted weighted average shares outstanding	46.8	46.7
Earnings (Loss) Per Share
Basic:
Continuing Operations	$0.14	$0.01
Discontinued Operations	—	(0.03)
Basic Earnings (Loss) Per Share	$0.14	$(0.02)

Diluted:
Continuing Operations	$0.14	$0.01
Discontinued Operations	—	(0.03)
Diluted Earnings (Loss) Per Share	$0.14	$(0.02)
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

For the three months ended March 31, 2025, 1.5 million of potentially dilutive stock options and RSU awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
Note 13.     Revenue
Sales revenue is recognized when control of the products transfers to the customer, in an amount that represents the consideration that we expect to be entitled to receive in exchange for our products.
We provide a portfolio of innovative product offerings within our Specialty Nutrition Systems and Pain Management and Recovery segments to improve patient outcomes and reduce the cost of care. Our management evaluates net sales disaggregated by product category within these two reportable segments as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Specialty Nutrition Systems:
Enteral feeding	$74.5	$70.0
Neonate solutions	26.6	24.6
Total Specialty Nutrition Systems	101.1	94.6
Pain Management and Recovery:
Surgical pain and recovery	24.5	27.0
Radiofrequency ablation	31.7	29.3
Total Pain Management and Recovery	56.2	56.3
Corporate and Other	10.2	15.2
Total Net Sales	$167.5	$166.1
Liabilities for estimated returns, rebates and incentives are presented in the table below (in millions):

	March 31, 2025	December 31, 2024
Accrued rebates	$12.0	$13.3
Accrued customer incentives	10.1	10.9
Accrued rebates and customer incentives	22.1	24.2
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$22.2	$24.3
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
Note 14.     Share Repurchase Program
On July 28, 2023, the Board of Directors approved a one-year program under which we repurchased $25.0 million of our common stock. Repurchases under this program were made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. We have established a pre-arranged trading plan under Rule 10b5-1 of the Exchange Act in connection with this share repurchase program. This share repurchase program did not obligate us to purchase any particular amount of common stock.
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

We had no repurchases of our common stock in the three months ended March 31, 2025. For the three months ended March 31, 2024, our repurchases of our common stock were as summarized in the table below.

	Shares Repurchased		Aggregate Purchase Price (in millions)	Average Price per Share	Amount Remaining in Program for Purchase (in millions)
	# of Shares	Program to Date
First quarter of 2024	342,680	1,085,333	$6.7	$19.45	$3.3
In addition to the share repurchase program, we withheld 143,697 shares of common stock for $2.2 million in taxes associated with stock-based compensation transactions for the three months ended March 31, 2025.

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
The following will be discussed and analyzed:
•Divestiture of the Respiratory Health Business;
•Restructuring Activities;
•Discontinued Operations;
•Risks Related to Tariffs;
•Results of Operations and Related Information;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Use of Estimates.
Divestiture of the Respiratory Health Business
On October 2, 2023 (the “Initial Closing”), we closed the sale of our respiratory health (“RH”) business to SunMed Group Holdings, LLC (“Buyer”) (the “RH Divestiture”). The total purchase price for our RH business was $110 million in cash, subject to certain adjustments as provided in the Purchase Agreement based on the indebtedness and inventory transferred to Buyer at the closing and the chargebacks assumed by Buyer but that would otherwise have been payable by the Company and its subsidiaries on or after October 2, 2023 to distributors of the Company’s RH products located in the United States.
On October 1, 2024, we finalized the RH Divestiture and completed the transfer of certain manufacturing facilities and equipment that had not transferred to Buyer upon the Initial Closing. Accordingly, our obligation to manufacture products on behalf of Buyer terminated and the corresponding liability was extinguished on October 1, 2024.
In conjunction with the RH Divestiture, we and Buyer entered into various transition services agreements pursuant to which we, Buyer and each company’s respective affiliates will provide to each other various transitional services, including, but not limited to, product manufacturing and distribution, facilities, order fulfillment, invoicing, quality assurance, regulatory support, audit support and other services. The remaining limited support services being performed will terminate no later than three years following the closing.
Restructuring Activities
Post-RH Divestiture Restructuring Plan
During 2024, we initiated a post-RH Divestiture restructuring plan (the “Plan”). The Plan is intended to align our organizational structure and operational footprint with our remaining business. During the first quarter of 2025, the scope of the Plan was expanded to accommodate incremental costs expected for optimization of our manufacturing and operational footprint, and may be expanded further in the second quarter of 2025 for other initiatives that have not been finalized. We expect the Plan, regardless of scope, will be substantially complete by the end of 2025 and, under the current scope, expect to incur up to $16.0 million of cash expenses in connection with the Plan, primarily for employee termination benefits. In the three months ended March 31, 2025, we incurred $3.1 million of costs related to the Plan, compared to $0.7 million in the three months ended

March 31, 2024. These costs were included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements.
Transformation Process
In January 2023, we initiated a three-year restructuring initiative pursuant to which we have: (i) combined our Chronic Care and Pain Management franchises into a single commercial organization focused on the Specialty Nutrition Systems and Pain Management & Recovery product categories; (ii) rationalized our product portfolio including certain low-margin, low-growth product categories through targeted divestitures; (iii) undertaken additional cost management activities to enhance the Company’s operating profitability; and (iv) pursued efficient capital allocation strategies, including through acquisitions that meet the Company’s strategic and financial criteria (the “Transformation Process”). The Transformation Process was complete at the end of 2024. The accompanying condensed consolidated income statements for the three months ended March 31, 2024 include costs of $2.9 million, incurred in connection with the Transformation Process in “Cost of products sold” and “Selling and general expenses.”
Discontinued Operations
As a result of the RH Divestiture, the results of operations from our RH business are reported as “Loss from discontinued operations, net of tax” in the condensed consolidated income statements. We did not have Net sales from discontinued operations for the three months ended March 31, 2025. Net sales from discontinued operations were $16.9 million in the three months ended March 31, 2024.
Risks Related to Tariffs
The imposition of new U.S. tariffs and retaliatory trade measures by other countries poses significant risks to our global operations, particularly given our reliance on manufacturing facilities in Mexico and Canada, and on raw materials and components sourced from foreign suppliers, including suppliers in China and Mexico. In addition, we distribute and sell our products globally. These tariffs have increased the cost of imported goods and may disrupt our established supply chains. While we are working to mitigate these impacts, our inability to offset increased costs of, or a drop in demand for, our products, would negatively affect our financial performance. Uncertainty surrounding future tariffs, trade agreements, supply chain disruptions, and potential retaliatory actions adds further risk to our business, financial condition, results of operations and cash flows. See Part II, Item 1A, “Risk Factors” for a more detailed description of the risks related to the imposition of new and retaliatory tariffs.
Results of Operations and Related Information
Use of Non-GAAP Measures
In this section, we present “Adjusted operating income,” which is a profitability measure that is not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and is therefore referred to as non-GAAP financial measure. We provide this non-GAAP measure because we use it to measure our operational performance and provide greater insight into our ongoing business operations. This measure is not intended to be, and should not be, considered separately from, or an alternative to, the most directly comparable GAAP financial measures. A reconciliation of the non-GAAP measure to the most directly comparable GAAP financial measures is provided below under “Adjusted operating profit.”

Net Sales
Our net sales are summarized in the following table for the three months ended March 31, 2025 and 2024 (in millions):

			Three Months Ended March 31,
			2025	2024	Change
Specialty Nutrition Systems:
Enteral feeding			$74.5	$70.0	6.4%
Neonate solutions			26.6	24.6	8.1%
Total Specialty Nutrition Systems			101.1	94.6	6.9%
Pain Management and Recovery:
Surgical pain and recovery			24.5	27.0	(9.3)%
Radiofrequency ablation			31.7	29.3	8.2%
Total Pain Management and Recovery			56.2	56.3	(0.2)%
Segment Net Sales			157.3	150.9	4.2%
Corporate and Other			10.2	15.2	(32.9)%
Total Net Sales			$167.5	$166.1	0.8%

Net Sales - Percentage Change:	Total	Volume	Pricing/Mix	Currency	Other(a)
Specialty Nutrition Systems	6.9%	8.7%	0.2%	(1.2)%	(0.8)%
Pain Management and Recovery	(0.2)%	2.0%	0.4%	(0.7)%	(1.9)%
Corporate and Other	(32.9)%	(11.3)%	(28.0)%	—%	6.4%
___________________________________________________________________________
(a)Other includes the effects of our withdrawal from certain revenue streams that did not meet our return criteria and rounding.
Segment and Product Category Descriptions
Specialty Nutrition Systems is a portfolio of products including:
•Enteral feeding, which includes products such as our MIC-KEY enteral feeding tubes and Corpak patient feeding solutions; and
•Neonate solutions feeding products comprised of our NeoMed neonatal and pediatric feeding solutions.
Pain Management and Recovery is a portfolio of products including:
•Surgical pain and recovery products such as ON-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems; and
•Radiofrequency Ablation (“RFA”) solutions, which provide minimally invasive pain relief therapies, such as our COOLIEF pain therapy and our Trident and ESENTEC RFA products used to treat chronic pain conditions.
Net Sales by Segment - First Three Months of 2025 Compared to the First Three Months of 2024
Specialty Nutrition Systems
For the three months ended March 31, 2025, Specialty Nutrition Systems net sales were $101.1 million, an increase of 6.9% compared to the prior year period. Volume growth was 8.7%, primarily driven by continued strong demand across both our Enteral feeding and neonate solutions.
Pain Management and Recovery
For the three months ended March 31, 2025, Pain Management and Recovery net sales were $56.2 million, a decrease of 0.2% compared to the prior year period. Volume growth was offset by unfavorable currency effects and the effects of the elimination of certain products from our portfolio in 2025. RFA solution net sales grew 8.2% as the result of positive momentum in RFA generator sales, which resulted in more RFA procedures, especially in the ESENTEC and TRIDENT product lines. Surgical pain and recovery net sales decreased by 9.3% in the first quarter of 2025, primarily driven by lower volume.

Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Three Months Ended March 31,
	2025	2024	% Change
North America	$130.8	$132.1	(1.0)%
Europe, Middle East and Africa	23.7	23.0	3.0
Asia Pacific and Latin America	13.0	11.0	18.2
Total net sales	$167.5	$166.1	0.8%
Cost of Products Sold (in millions):

	Three Months Ended March 31,
	2025	2024
Specialty Nutrition Systems	$43.4	$40.2
Pain Management and Recovery	24.9	24.0
Segment Cost of Products Sold(a)	68.3	64.2
Corporate and Other	9.4	7.1
Total Cost of Products Sold	$77.7	$71.3
__________________________________________________
(a)    Segment Cost of Products Sold includes the “Cost of goods sold” and “Distribution” line items in “Segment Information” in Note 2 to the condensed consolidated financial statements and $3.4 million of depreciation and amortization expense in the three months ended March 31, 2025 and $3.0 million of depreciation and amortization expense in the three months ended March 31, 2024.
For the three months ended March 31, 2025 compared to the prior year period, cost of products sold increased primarily due to costs related to our restructuring initiatives following the RH Divestiture, which are included in Corporate and Other, and a corresponding increase in net sales in the Specialty Nutrition Systems and Pain Management and Recovery segments.
Research and Development (in millions):

	Three Months Ended March 31,
	2025	2024
Specialty Nutrition Systems	$4.2	$4.2
Pain Management and Recovery	1.2	2.0
Segment Research and Development	5.4	6.2
Corporate and Other	—	0.8
Total Research and Development	$5.4	$7.0
__________________________________________________
(a)    Segment Research and Development includes $0.2 million of depreciation and amortization expense in the three months ended March 31, 2025 and no depreciation and amortization expense in the three months ended March 31, 2024.
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches.

Selling and General Expenses (in millions):

	Three Months Ended March 31,
	2025	2024
Specialty Nutrition Systems	$32.3	$34.8
Pain Management and Recovery	29.9	32.4
Segment Selling and General Expenses	62.2	67.2
Corporate and Other	13.5	16.4
Total Selling and General Expenses	$75.7	$83.6
__________________________________________________
(a)    Segment Selling and General Expenses includes the “Advertising, promotion and selling expenses” and “General expenses” line items in “Segment Information” in Note 2 to the condensed consolidated financial statements and $5.3 million of depreciation and amortization expense in the three months ended March 31, 2025 and $4.6 million of depreciation and amortization expenses in the three months ended March 31, 2024.
Selling and general expenses decreased in the three months ended March 31, 2025 as compared to the prior year period, driven by lower costs associated with the post-RH Divestiture transition, savings realized from the execution on the Transformation Process and increased spending discipline.
Other (Income) Expense, net (in millions):

	Three Months Ended March 31,
	2025	2024
Specialty Nutrition Systems	$0.1	$—
Pain Management and Recovery	0.1	—
Segment Other (Income) Expense, net	0.2	—
Corporate and Other	(1.8)	0.2
Total Other (Income) Expense, net	$(1.6)	$0.2
Other income, net was $1.6 million for the three months ended March 31, 2025, compared to other expense, net of $0.2 million in the three months ended March 31, 2024. The other income in 2025 relates primarily to a recovery of $1.4 million related to a customer claim in 2023.
Operating Income (in millions):

	Three Months Ended March 31,
	2025	2024
Specialty Nutrition Systems	$21.1	$15.4
Pain Management and Recovery	0.2	(2.1)
Segment Operating Income	21.3	13.3
Corporate and Other	(11.0)	(9.3)
Total Operating Income	$10.3	$4.0
The above described items drove segment operating income to $21.3 million for the three months ended March 31, 2025, compared to $13.3 million for the three months ended March 31, 2024. Consolidated operating profit was $10.3 million for the three months ended March 31, 2025 compared to $4.0 million in the three months ended March 31, 2024

Adjusted Operating Income
A reconciliation of adjusted operating income, a non-GAAP measure, to operating income is provided in the table below (in millions):

	Three Months Ended March 31,
	2025	2024
Operating income, as reported (GAAP)	$10.3	$4.0
Acquisition and integration-related charges	—	0.3
Restructuring and transformation charges	—	2.9
Post-RH Divestiture transition charges	—	1.0
Post-RH Divestiture restructuring	3.1	0.7
EU MDR Compliance	—	1.3
Litigation and legal	(1.4)	—
Intangibles amortization	5.1	6.1
Adjusted operating income (non-GAAP)	$17.1	$16.3

The items noted in the table above are described below:
Acquisition and integration-related charges: We had no acquisition and integration-related charges for the three months ended March 31, 2025. Acquisition and integration related charges were $0.3 million for the three months ended March 31, 2024. Expenses in the three months ended March 31, 2024 related to our acquisition of Diros Technology Inc. in July 2023.
Restructuring and transformation charges: In January 2023, we initiated the Transformation Process, a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies. We had no expenses related to the Transformation Process in the three months ended March 31, 2025 and $2.9 million of expenses in the three months ended March 31, 2024 related to the Transformation Process, which consisted of costs associated with program management consulting and employee retention expenses and employee severance and benefits costs.
Post-RH Divestiture restructuring charges: During 2024 we initiated the Plan, a post-RH Divestiture restructuring plan intended to align our organizational structure and operational footprint with our remaining business. Additionally, in conjunction with the divestiture of our RH business, we incurred professional services fees, equipment write-offs and incremental labor charges. In the three months ended March 31, 2025 and 2024, we incurred expenses of $3.1 million and $0.7 million, respectively, related to the Plan, which primarily consisted of employee severance and benefits costs, professional services fees and equipment write-offs.
EU MDR Compliance: The European Union Medical Device Regulation (the “EU MDR”) brings significant new requirements for our medical devices sold in the European Union. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We incurred no costs for EU MDR compliance for the three months ended March 31, 2025, and $1.3 million of costs for EU MDR compliance for the three months ended March 31, 2024. In early 2023, the deadlines for compliance were extended after compliance was proceeding slower than expected by the EEuropean Commission due to a number of factors, including insufficient capacity for timely issuance of device certifications under the new requirements.
Litigation and legal: In the three months ended March 31, 2025, we recovered $1.4 million related to a settlement for a customer claim from 2023. We had no costs for litigation matters in the three months ended March 31, 2024.
Intangibles amortization: Intangibles amortization is related primarily to intangibles acquired in business acquisitions and was $5.1 million for the three months ended March 31, 2025 and $6.1 million for the three months ended March 31, 2024.

Interest Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our revolving credit facility net of interest capitalized on long-term capital projects. See Note 7, “Debt” in Item 1 of this Form 10-Q. Interest expense was $2.1 million for the three months ended March 31, 2025, compared to $3.1 million in the three months ended March 31, 2024. Our outstanding debt balances, net of unamortized discounts, were $107.4 million and $134.7 million as of March 31, 2025 and December 31, 2024, respectively.

Income Taxes
The income tax provision was $3.1 million in the three months ended March 31, 2025, compared to $1.0 million in the three months ended March 31, 2024. Our effective tax rate was 32.0% in the three months ended March 31, 2025. For the three months ended March 31, 2024, our effective tax rate was 66.7%.
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
As of March 31, 2025, $48.1 million of our $97.0 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and cash equivalents decreased by $10.7 million to $97.0 million as of March 31, 2025, compared to $107.7 million as of December 31, 2024. The decrease was primarily driven by payments of $25.0 million on our revolving credit facility, $6.7 million of capital expenditures, $2.4 million of investments in non-affiliates, and payments of $2.3 million on our term loan. This was partially offset by $25.7 million of cash provided by operations.
In the prior year, cash and cash equivalents decreased by $11.9 million to $75.8 million as of March 31, 2024. The decrease was primarily driven by $8.0 million of cash used in operations, $4.1 million of capital expenditures, payments of $10.0 million on our revolving credit facility and $9.1 million used to repurchase shares of our common stock. This was partially offset by $20.0 million in proceeds from our revolving credit facility.
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
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of March 31, 2025, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis.
See Note 7, “Debt” in Item 1 of this Form 10-Q for further details regarding our debt agreements.

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared by applying certain accounting policies. See Note 1, “Accounting Policies” in Item 8, “Financial Statements and Supplementary Data” in the Form 10-K, which describes our most significant accounting policies. In addition, our critical accounting policies and estimates are presented under the caption “Critical Accounting Policies and Use of Estimates” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K. Certain of these policies require management to make estimates or assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies. See Note 1, “Accounting Policies” in Item 1 of this Form 10-Q for updates to our critical accounting policies and a discussion of recent accounting pronouncements. In the three months ended March 31, 2025, there were no significant changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.

Item 4.    Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors
There have been no changes to the risk factors described in Part I, Item 1A, “Risk Factors,” of the Form 10-K, except as follows:
The recent imposition of new tariffs by the United States, along with retaliatory tariffs and other trade restrictions imposed by other countries, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Most of our manufacturing facilities are located in Mexico. In addition, we have a manufacturing facility located in Canada and use contract manufacturers outside the United States. Further, we source many of our raw materials and components from foreign suppliers, including suppliers in China and Mexico. We distribute and sell our products globally.
We are subject to tariffs and taxes in the United States and numerous foreign jurisdictions. Since February 2025, the United States has imposed a number of new tariffs on goods originating from many countries in the world, including: (i) tariffs totaling 145% on Chinese-origin goods; (ii) a 25% tariff on Mexican-origin goods; (iii) a 10% global tariff imposed on the entire world, including Korean-origin goods (which affects imports of certain of our products from Canada); and (iv) reciprocal tariffs on goods from most of the countries in the world, which reciprocal tariffs have been paused through mid-July 2025 and which, if implemented, would increase the total tariff on Korean-origin goods to 25%. Additional tariffs have been threatened by President Trump. As of the date of this Form 10-Q, it remains unclear what additional new tariffs, if any, will be imposed on imported goods and, if so, at what level and for how long. These tariffs, for so long as they remain in effect, will increase the costs of the foreign-origin goods that are incorporated in our products and may disrupt our established supply chains. We are taking steps to mitigate the impact of these tariffs. However, if we are unable to successfully pass through the additional cost of these tariffs to our customers, or if higher prices reduce demand for our products, or if we are unable to mitigate tariff-related risks through supply chain adjustments, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.
President Trump has also expressed his antipathy towards certain existing international trade agreements and organizations, including the United States-Mexico-Canada Agreement (the “USMCA”) and the United States’ membership in the World Trade Organization (the “WTO”). An amendment to or the United States’ withdrawal from the USMCA or the WTO could result in additional increased tariffs or other new trade restrictions on imports from Mexico, Canada, China and other countries.
In addition, we generate a significant portion of our revenues from sales to customers located outside the United States, including in Europe, Asia and Latin America. Many of these countries have implemented, or may implement, retaliatory tariffs in response to the tariffs imposed by the United States. The imposition of such retaliatory tariffs will likely increase the cost of our products in those countries, which would negatively impact customer demand for such products and our revenues.
The ultimate impact of these trade measures on our business, financial condition, results of operations and cash flows is uncertain and may be affected by various factors, including the amount, scope and nature of such trade measures, the timing of when such measures become implemented, and our ability to execute strategies to mitigate the negative impacts of such trade measures.
These developments, along with other new or increased tariffs and trade restrictions, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.    Defaults Upon Senior Securities
Not applicable

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
None.

Item 6.     Exhibits

(a)Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 6, 2020
3.2	Sixth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 6, 2020
31(a)	Section 302 CEO Certification, filed herewith
31(b)	Section 302 CFO Certification, filed herewith
32(a)*	Section 906 CEO Certification, furnished herewith
32(b)*	Section 906 CFO Certification, furnished herewith
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

AVANOS MEDICAL, INC.
(Registrant)

May 6, 2025	By:	/s/ Jason M. Pickett
Jason M. Pickett
Vice President,
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 6, 2025	By:	/s/ John J. Hurley
John J. Hurley
Controller
(Principal Accounting Officer)