Form 10-Q
period 2025-06-30
AVANOS MEDICAL, INC.
filed 2025-08-05
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Yes  ☐    No  ☒
As of July 29, 2025, there were 46,402,481 shares of the registrant’s common stock outstanding.

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
•our ability to successfully execute on or achieve the expected benefits of our restructuring initiatives;
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

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Sales	$175.0	$171.7	$342.5	$337.8
Cost of products sold	82.9	76.1	160.6	147.4
Gross Profit	92.1	95.6	181.9	190.4
Research and development	5.8	6.3	11.2	13.3
Selling and general expenses	83.5	80.9	159.2	164.5
Goodwill impairment	77.0	—	77.0	—
Other (income) expense, net	0.3	2.1	(1.3)	2.3
Operating (Loss) Income	(74.5)	6.3	(64.2)	10.3
Interest income	0.6	3.0	2.1	3.6
Interest expense	(2.0)	(3.1)	(4.1)	(6.2)
(Loss) Income Before Income Taxes	(75.9)	6.2	(66.2)	7.7
Income tax provision	(0.9)	(1.9)	(4.0)	(2.9)
(Loss) Income from Continuing Operations	(76.8)	4.3	(70.2)	4.8
Loss from discontinued operations, net of tax	—	(2.5)	—	(3.9)
Net (Loss) Income	$(76.8)	$1.8	$(70.2)	$0.9

Basic (Loss) Earnings Per Share:
Continuing operations	$(1.66)	$0.09	$(1.52)	$0.10
Discontinued operations	—	(0.05)	—	(0.08)
Basic (Loss) Earnings Per Share	$(1.66)	$0.04	$(1.52)	$0.02

Diluted (Loss) Earnings Per Share:
Continuing operations	$(1.66)	$0.09	$(1.52)	$0.10
Discontinued operations	—	(0.05)	—	(0.08)
Diluted (Loss) Earnings Per Share	$(1.66)	$0.04	$(1.52)	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (Loss) Income	$(76.8)	$1.8	$(70.2)	$0.9
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	9.1	(6.1)	11.4	(8.3)
Defined benefit plans	—	0.1	0.1	(0.2)
Cash flow hedges	1.2	(2.0)	1.1	(2.0)
Total Other Comprehensive Income (Loss), Net of Tax	10.3	(8.0)	12.6	(10.5)
Comprehensive (Loss) Income	$(66.5)	$(6.2)	$(57.6)	$(9.6)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$90.3	$107.7
Accounts receivable, net of allowances	110.2	132.8
Inventories	142.7	138.8
Prepaid and other current assets	12.8	14.1
Total Current Assets	356.0	393.4
Property, Plant and Equipment, net	114.3	110.7
Operating Lease Right-of-Use Assets	31.1	34.1
Goodwill	381.2	455.6
Other Intangible Assets, net	105.4	112.3
Deferred Tax Assets	25.3	24.9
Other Assets	25.7	23.2
TOTAL ASSETS	$1,039.0	$1,154.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$9.4	$9.4
Current portion of operating lease liabilities	10.4	10.9
Trade accounts payable	48.8	54.3
Accrued expenses	66.0	91.3
Total Current Liabilities	134.6	165.9
Long-Term Debt	95.7	125.3
Operating Lease Liabilities	21.8	24.6
Deferred Tax Liabilities	6.3	5.5
Other Long-Term Liabilities	4.3	4.4
Total Liabilities	262.7	325.7

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,314,057 outstanding as of June 30, 2025 and 45,962,627 outstanding as of December 31, 2024	0.5	0.5
Additional paid-in capital	1,686.9	1,678.6
Accumulated deficit	(777.2)	(707.0)
Treasury stock	(101.9)	(99.0)
Accumulated other comprehensive loss	(32.0)	(44.6)
Total Stockholders’ Equity	776.3	828.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,039.0	$1,154.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common Stock	$0.5	$0.5	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,682.8	1,667.7	1,678.6	1,663.6
Exercise or redemption of share-based awards	—	—	0.4	0.5
Stock-based compensation expense	4.1	3.8	7.9	7.4
Additional Paid-in Capital, end of period	1,686.9	1,671.5	1,686.9	1,671.5
Accumulated Deficit, beginning of period	(700.4)	(315.8)	(707.0)	(314.9)
Net (loss) income	(76.8)	1.8	(70.2)	0.9
Accumulated Deficit, end of period	(777.2)	(314.0)	(777.2)	(314.0)
Treasury Stock, beginning of period	(101.2)	(95.0)	(99.0)	(85.9)
Purchases of treasury stock	(0.7)	(3.5)	(2.9)	(12.6)
Treasury Stock, end of period	(101.9)	(98.5)	(101.9)	(98.5)
Accumulated Other Comprehensive Loss, beginning of period	(42.3)	(29.5)	(44.6)	(27.0)
Other comprehensive income (loss), net of tax	10.3	(8.0)	12.6	(10.5)
Accumulated Other Comprehensive Loss, end of period	(32.0)	(37.5)	(32.0)	(37.5)
Total Stockholders’ Equity, end of period	$776.3	$1,222.0	$776.3	$1,222.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net (loss) income	$(70.2)	$0.9
Depreciation and amortization	19.6	22.7
Stock-based compensation expense	7.9	7.4
Goodwill impairment	77.0	—
Net loss on asset dispositions	0.3	0.3
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	22.1	0.8
Inventories	(2.1)	(7.8)
Prepaid expenses and other assets	2.2	4.0
Accounts payable	(1.6)	—
Accrued expenses	(22.0)	(10.7)
Deferred income taxes and other	(0.7)	2.2
Cash Provided by Operating Activities	32.5	19.8
Investing Activities
Capital expenditures	(17.7)	(10.0)
Proceeds from RH Divestiture post-closing settlement	—	2.1
Investments in Non-affiliates	(4.6)	—
Cash Used in Investing Activities	(22.3)	(7.9)
Financing Activities
Secured debt repayments	(4.7)	(3.1)
Revolving credit facility proceeds	—	20.0
Revolving credit facility repayments	(25.0)	(10.0)
Purchases of treasury stock	(3.0)	(12.6)
Proceeds from the exercise of stock options	0.4	0.5
Payment of contingent consideration liabilities	—	(0.5)
Cash Used in Financing Activities	(32.3)	(5.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.7	(1.7)
(Decrease) Increase in Cash and Cash Equivalents	(17.4)	4.5
Cash and Cash Equivalents - Beginning of Period	107.7	87.7
Cash and Cash Equivalents - End of Period	$90.3	$92.2

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
Interim Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and the condensed consolidated financial statements in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024. Our unaudited interim condensed consolidated financial statements contain all necessary material adjustments, which are of a normal and recurring nature, to fairly state our financial condition, results of operations and cash flows for the periods presented.
Use of Estimates
Preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Estimates are used in accounting for, among other things, certain amounts included in discontinued operations, distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, loss contingencies, and deferred tax assets and potential income tax assessments. Actual results could differ from these estimates, and the effect of any change could be material to our financial statements. Changes in these estimates are recorded when known.
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
Goodwill
We test goodwill for impairment annually or more frequently whenever events or circumstances more likely than not indicate that the fair value of our reporting units may be below their respective carrying values. We operate as two operating and reportable segments. The fair values of our reporting units are estimated using a combination of income (discounted cash flow analysis) and market approaches. The income approach is dependent upon several assumptions regarding future periods such as sales growth and a terminal growth rate. A weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present values. The WACC was based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to us.
See Note 2, “Goodwill Impairment,” for further information regarding goodwill and impairment.
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
Effective in the fourth quarter of 2024, we adopted ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures, and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included in each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. On an annual basis, this ASU requires us to disclose the CODM’s title and position, as well as how the CODM uses each reported measure of segment profit or loss to assess performance and allocate resources to the segment. In accordance with this ASU, we have applied this guidance retrospectively for all periods presented in the financial statements in Note 3, “Segment Information.” Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
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
Note 2.    Goodwill Impairment
We test goodwill for impairment annually or more frequently whenever events or circumstances more likely than not indicate that the fair value of our reporting units may be below their respective carrying amounts.
In conjunction with a shift from one reportable segment to two, we performed an interim goodwill impairment test as of January 1, 2025, and determined that the fair values of our reporting units exceeded the net carrying amounts at that time.
In the second quarter of 2025, our market capitalization decreased to the extent that we determined that it was more likely than not that the fair value of one of our two reporting units is below its carrying value. Accordingly, we completed an interim goodwill impairment test as of June 30, 2025, using a combination of income and market approaches to determine the fair value of the reporting units. Consequently, we concluded that the fair value of the Pain Management and Recovery reporting unit was below its carrying value. As a result, we recorded a $77.0 million impairment to goodwill, which is included in “Goodwill impairment” in the accompanying condensed consolidated income statement.
The changes in the carrying amount of goodwill are as follows (in millions):

	SNS	PM&R	Total
Balance, December 31, 2024	$327.6	$128.0	$455.6
Goodwill impairment	—	(77.0)	(77.0)
Currency translation adjustment	—	2.6	2.6
Balance, June 30, 2025	$327.6	$53.6	$381.2
Note 3.    Segment Information
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
Specialty Nutrition Systems (“SNS”) is a portfolio of products including:
•Enteral feeding, which includes products such as our MIC-KEY enteral feeding tubes and Corpak patient feeding solutions; and
•Neonate solutions, which includes NeoMed neonatal and pediatric feeding solutions.
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
The CODM evaluates the performance of our two reportable segments and determines how to allocate resources based on Operating Income (Loss), adjusted for goodwill impairment loss, and is regularly provided with segment revenues and expenses. The CODM receives and reviews total assets as presented in the Consolidated Balance Sheets, and does not evaluate asset information at the segment level. The significant expenses included in Operating Income, as regularly provided to the CODM, are as follows (in millions):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	SNS	PM&R	Total	SNS	PM&R	Total
Net Sales	$102.7	$61.0	$163.7	$97.7	$59.3	$157.0
Reconciliation of consolidated net sales:
Corporate and other(a)			11.3			14.7
Total consolidated net sales			$175.0			$171.7
Cost of goods sold	(38.8)	(22.3)		(32.1)	(21.1)
Distribution	(6.2)	(3.1)		(5.9)	(2.8)
Research and development expenses	(4.3)	(1.1)		(4.0)	(2.1)
Advertising, promotion and selling expenses	(12.7)	(15.8)		(16.1)	(20.4)
General expenses	(18.3)	(13.3)		(13.6)	(9.5)
Depreciation and amortization expense	(4.6)	(3.6)		(4.2)	(3.3)
Other segment items	0.2	—		—	—
Reportable segment operating income	$18.0	$1.8	$19.8	$21.8	$0.1	$21.9
Corporate and other(b)			(94.3)			(15.6)
Interest expense, net			(1.4)			(0.1)
Income before income taxes			$(75.9)			$6.2

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	SNS	PM&R	Total	SNS	PM&R	Total
Net Sales	$203.8	$117.2	$321.0	$192.3	$115.6	$307.9
Reconciliation of consolidated net sales:			—
Corporate and other(a)			21.5			29.9
Total consolidated net sales			$342.5			$337.8
Cost of goods sold	(74.0)	(42.9)		(63.3)	(41.4)
Distribution	(12.5)	(5.8)		(13.2)	(5.2)
Research and development expenses	(8.4)	(2.2)		(8.2)	(4.1)
Advertising, promotion and selling expenses	(24.5)	(30.7)		(33.1)	(40.1)
General expenses	(35.8)	(26.0)		(28.9)	(20.1)
Depreciation and amortization expense	(9.6)	(7.5)		(8.4)	(6.7)
Other segment items	0.1	(0.1)		—	—
Reportable segment operating income (loss)	$39.1	$2.0	$41.1	$37.2	$(2.0)	$35.2
Corporate and other(b)			(105.3)			(24.9)
Interest expense, net			(2.0)			(2.6)
Income before income taxes			$(66.2)			$7.7
__________________________________________________
(a)Corporate and other net sales includes revenue from our Hyaluronic Acid (“HA”) injections and our IV infusion oncology pumps.
(b)Corporate and other expenses includes $77.0 million of goodwill impairment associated with our PM&R reporting unit. See Note 2, “Goodwill Impairment” for further information.

Note 4.    Restructuring Activities
Transformation Process
In January 2023, we initiated a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies (the “Transformation Process”). The RH Divestiture described in Note 6, “Discontinued Operations” represented a key component of the three-year Transformation Process.
The initial restructuring activities in the Transformation Process related primarily to organizational design and the implementation of business process efficiencies. These activities and related costs were substantially complete at the end of 2024. In the three and six months ended June 30, 2024, we incurred expenses of $1.6 million and $4.5 million, respectively, in connection with this phase of the Transformation Process, primarily related to employee severance and benefits costs. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements. Since its initiation, we incurred net expenses of $27.4 million in connection with the Transformation Process, including $28.7 million of cash expenses.
Post-RH Divestiture Plan
During 2024, following the RH Divestiture, we initiated the final phase of the Transformation Process, which is aimed at aligning our organizational structure, our manufacturing and distribution activities, and our operational footprint with our remaining business (the “Plan”). In the first six months of 2025, the plan was expanded to accommodate additional manufacturing and operational initiatives. We expect the Plan, as previously defined, will be substantially complete by the end of 2025. In the three and six months ended June 30, 2025, we incurred $4.5 million and $7.6 million of costs related to the Plan, respectively, compared to $3.4 million and $4.1 million in the three and six months ended June 30, 2024, respectively. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements. Since its initiation, we have incurred expenses of $16.5 million in connection with the Plan, including $16.1 million of cash expenses.

With the recent appointment of our Chief Executive Officer, the Plan may be expanded following an assessment of our organization. The scope of initiatives or activities to be undertaken has not been finalized. Any initiatives that arise are expected to run through 2026.
Restructuring Liability
Our liability for costs associated with our restructuring initiatives as of June 30, 2025 is summarized below (in millions):

Restructuring Liability
Balance, December 31, 2024	$3.8
Restructuring and transformation costs, excluding non-cash charges	7.6
Payments and adjustments, net	(9.7)
Balance, June 30, 2025	$1.7
Note 5.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	June 30, 2025	December 31, 2024
Accounts receivable	$114.9	$133.6
Income tax receivable	0.2	4.9
Allowances and doubtful accounts:
Doubtful accounts	(4.3)	(4.9)
Sales discounts	(0.6)	(0.8)
Total Accounts receivable, net of allowances	$110.2	$132.8
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Bad debt expense was $0.5 million for the three months ended June 30, 2025 and $0.6 million for the six months ended June 30, 2025, respectively, compared to none and $0.1 million for the three and six months ended June 30, 2024, respectively.
Inventories
Inventories at the lower of cost (determined on the FIFO method) or net realizable value consists of the following (in millions):

	June 30, 2025	December 31, 2024
Raw materials	$36.7	$36.5
Work in process	28.5	21.1
Finished goods	74.3	78.3
Supplies and other	3.2	2.9
Total Inventories	$142.7	$138.8
We incurred $2.0 million and $3.7 million of expense for inventory write-offs and obsolescence in the three and six months ended June 30, 2025, compared to none and $1.5 million in the three and six months ended June 30, 2024, respectively.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	June 30, 2025	December 31, 2024
Land	$1.3	$1.1
Buildings and leasehold improvements	42.5	40.6
Machinery and equipment	196.5	186.3
Construction in progress	20.5	21.4
	260.8	249.4
Less accumulated depreciation	(146.5)	(138.7)
Total Property, Plant and Equipment, net	$114.3	$110.7
Depreciation expense was $4.8 million and $9.3 million for the three and six months ended June 30, 2025, respectively, compared to $5.0 million and $10.3 million for the three and six months ended June 30, 2024, respectively.
Intangible Assets
Intangible assets subject to amortization consist of the following (in millions):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks	$40.3	$(29.3)	$(0.9)	10.1
Patents and acquired technologies	248.3	(87.1)	(99.3)	61.9
Other	82.7	(49.3)	—	33.4
Total	$371.3	$(165.7)	$(100.2)	$105.4

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks	$40.1	$(28.7)	(0.9)	10.5
Patents and acquired technologies	248.3	(82.3)	(99.3)	66.7
Other	79.1	(44.0)	—	35.1
Total	$367.5	$(155.0)	$(100.2)	112.3

Amortization expense for intangible assets is included in “Cost of products sold” and “Selling and general expenses” and was $5.2 million and $10.3 million for the three and six months ended June 30, 2025, respectively, compared to $6.3 million and $12.4 million for the three and six months ended June 30, 2024, respectively.
Amortization expense for the remainder of 2025, the following four years and thereafter is estimated as follows (in millions):

Amount
Remainder of 2025	$10.1
2026	14.3
2027	14.2
2028	11.4
2029	10.4
Thereafter	45.0
Total	$105.4

Accrued Expenses
Accrued expenses consist of the following (in millions):

	June 30, 2025	December 31, 2024
Accrued rebates and customer incentives	$23.1	$24.2
Accrued salaries and wages	23.9	32.1
Accrued taxes and other	5.5	18.0
Other	13.5	17.0
Total Accrued Expenses	$66.0	$91.3

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	June 30, 2025	December 31, 2024
Accrued compensation and benefits	$4.1	$4.2
Other	0.2	0.2
Total Other Long-Term Liabilities	$4.3	$4.4
Note 6.     Discontinued Operations
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
The following table summarizes the financial results of our discontinued operations for the three and six months ended June 30, 2024 (no activity subsequent to October 1, 2024) (in millions):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net Sales	$13.6	$30.5
Cost of products sold	15.6	31.5
Gross Profit	(2.0)	(1.0)
Other expense, net	1.4	4.3
(Loss) Income from discontinued operations before income taxes	(3.4)	(5.3)
Income tax benefit from discontinued operations	0.9	1.4
Net Loss from discontinued operations, net of tax	$(2.5)	$(3.9)

Loss Per Share
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)

In accordance with GAAP, only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, the cost of products sold, research and development, selling and general expenses and other expense, net in discontinued operations include expenses incurred directly to solely support our respiratory health business.
The following table provides operating and investing cash flow information for our discontinued operations for the three months ended June 30, 2024 (in millions):

Six Months Ended June 30,
2024
Operating Activities:
Depreciation and amortization	$—
Stock-based compensation expense	—
Investing Activities:
Capital expenditures	0.2

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		June 30, 2025		December 31, 2024
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$90.3	$90.3	$107.7	$107.7
Liabilities
Revolving Credit Facility	2	$—	$—	$25.0	$25.0
Term Loan Facility	2	105.1	105.1	109.7	109.7
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of amounts borrowed under our Revolving Credit Facility and Term Loan Facility approximates carrying value because borrowings are subject to a variable rate as described in Note 8, “Debt”.

Note 8.     Debt
As of June 30, 2025 and December 31, 2024, our respective debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturity	June 30, 2025	December 31, 2024
Revolving Credit Facility	5.94%	2027	$—	$25.0
Term Loan Facility	5.82%	2027	105.5	110.2
			105.5	135.2
Unamortized debt issuance costs			(0.4)	(0.5)
Current portion of long-term debt			(9.4)	(9.4)
Total Long-Term Debt, net			$95.7	$125.3

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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 6.0% as of June 30, 2025.
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of June 30, 2025, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis. We are permitted to prepay all or a portion of the Term Loan Facility and the Revolving Credit Facility at any time without premium or penalty.
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
During the six months ended June 30, 2025, we repaid $4.7 million of the Term Loan Facility. During the six months ended June 30, 2025, we repaid $25.0 million of the Revolving Credit Facility. As of June 30, 2025, we had letters of credit outstanding of $4.1 million.

As of June 30, 2025, the aggregate amounts of long-term debt that will mature during each of the next four years are as follows (in millions):

Amount
Remainder of 2025	$4.7
2026	10.2
2027	90.6
2028	—
2029	—
Total	$105.5
Note 9.    Accumulated Other Comprehensive Loss
The changes in the components of Accumulated Other Comprehensive Loss (“AOCL”), net of tax, are as follows (in millions):

	Unrealized Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(44.9)	$—	$0.3	$(44.6)
Other comprehensive income	11.4	1.1	0.1	12.6
Balance, June 30, 2025	$(33.5)	$1.1	$0.4	$(32.0)
The net changes in the components of AOCL, including the tax effect, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized currency translation	$9.1	$(6.1)	$11.4	$(8.3)
Defined benefit pension plans, net of tax	—	0.1	0.1	(0.2)
Cash flow hedges, net of tax	1.2	(2.0)	1.1	(2.0)
Change in AOCL	$10.3	$(8.0)	$12.6	$(10.5)
Note 10.     Stock-Based Compensation
Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Sales and general expenses.” Stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$0.2	$—	$0.2	$—
Time-based restricted share units	3.5	2.4	6.6	4.9
Performance-based restricted share units	0.3	1.4	1.0	2.4
Employee stock purchase plan	0.1	—	0.1	0.1
Total stock-based compensation	$4.1	$3.8	$7.9	$7.4
Note 11.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our 2014 spin-off from Kimberly-Clark, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters. For the six months ended June 30, 2025 and 2024, we incurred no costs with respect to such indemnification matters.

Government Investigation
On July 6, 2021, we entered into a Deferred Prosecution Agreement (“DPA”) with the United States Department of Justice (“DOJ”) that resolved their criminal investigation related to the design, manufacture, testing, sale and promotion of MicroCool surgical gowns produced by the Company. Pursuant to the terms of the DPA, in July 2021 the Company made a payment of $22.2 million. The DPA term expired on July 7, 2024 and in January 2025, the United States District Court for the Northern District of Texas dismissed the DOJ’s case against the Company.
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
Note 12.     Derivative Financial Instruments
We enter into derivative instruments to hedge a portion of forecasted cash flows denominated in Mexican pesos. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The derivative asset for foreign exchange contracts was $1.4 million as of June 30, 2025 and is included in the condensed consolidated balance sheet in other current assets. The derivative liability for foreign exchange contracts was $0.6 million as of December 31, 2024 and is included in the consolidated balance sheet in accrued expenses.
The effective portion of the gain or loss on a derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. The loss recognized in earnings was not material in the three and six months ended June 30, 2025. As of June 30, 2025, the aggregate notional values of outstanding foreign currency swap contracts designated as cash flow hedges were $21.6 million.
Note 13.    Earnings Per Share ("EPS")
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period, as determined using the treasury stock method.

The calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2025 and 2024 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income from continuing operations	$(76.8)	$4.3	$(70.2)	$4.8
Net (loss) from discontinued operations	—	(2.5)	—	(3.9)
Net (Loss) Income	$(76.8)	$1.8	$(70.2)	$0.9

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.3	45.9	46.2	46.1
Dilutive effect of stock options and restricted share unit awards	—	0.4	—	0.5
Diluted weighted average shares outstanding	46.3	46.3	46.2	46.6
(Loss) Earnings Per Share
Basic:
Continuing Operations	$(1.66)	$0.09	$(1.52)	$0.10
Discontinued Operations	—	(0.05)	—	(0.08)
Basic (Loss) Earnings Per Share	$(1.66)	$0.04	$(1.52)	$0.02

Diluted:
Continuing Operations	$(1.66)	$0.09	$(1.52)	$0.10
Discontinued Operations	—	(0.05)	—	(0.08)
Diluted (Loss) Earnings Per Share	$(1.66)	$0.04	$(1.52)	$0.02
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
For the three and six months ended June 30, 2025, 2.5 million and 1.8 million, respectively, of potentially dilutive stock options and RSU awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Specialty Nutrition Systems:
Enteral feeding	$74.5	$72.7	$149.0	$142.7
Neonate solutions	28.2	25.0	54.8	49.6
Total Specialty Nutrition Systems	102.7	97.7	203.8	192.3
Pain Management and Recovery:
Surgical pain and recovery	25.2	27.8	49.7	54.8
Radiofrequency ablation	35.8	31.5	67.5	60.8
Total Pain Management and Recovery	61.0	59.3	117.2	115.6
Corporate and Other	11.3	14.7	21.5	29.9
Total Net Sales	$175.0	$171.7	$342.5	$337.8
Liabilities for estimated returns, rebates and incentives are presented in the table below (in millions):

	June 30, 2025	December 31, 2024
Accrued rebates	$13.1	$13.3
Accrued customer incentives	10.0	10.9
Accrued rebates and customer incentives	23.1	24.2
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$23.2	$24.3
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
Note 15.     Share Repurchase Programs
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
We had no repurchases of our common stock in the six months ended June 30, 2025. For the six months ended June 30, 2024, our repurchases of our common stock were as summarized in the table below.

	Shares Repurchased		Aggregate Purchase Price (in millions)	Average Price per Share	Amount Remaining in Program for Purchase (in millions)
	# of Shares	Program to Date
First quarter of 2024	342,680	1,085,333	$6.7	$19.45	$3.3
Second quarter of 2024	169,571	1,254,904	$3.3	$19.67	$—
In addition to the share repurchase program, we withheld 203,549 shares of common stock for $2.9 million in taxes associated with stock-based compensation transactions for the six months ended June 30, 2025.

Note 16. Subsequent Events
New Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the United States. The OBBBA extends or makes permanent many expiring provisions of the 2017 Tax Cuts and Jobs Act and restores favorable tax treatment for certain business provisions. The Company is currently assessing the impact of the new tax legislation on its consolidated financial statements. The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. As such, the OBBBA had no impact on our condensed consolidated financial statements as of and for the three and six months ended June 30, 2025.
Sale of HA Assets
On July 31, 2025, we sold substantially all the assets associated with our HA product line to Channel-Markers Medical, LLC, a privately held company. This transaction aligns with our ongoing transformation, which is focused on advancing our strategic segments, PM&R and SNS.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. This MD&A contains forward-looking statements. Refer to “Information Concerning Forward-Looking Statements” at the beginning of this Form 10-Q for an explanation of these types of statements.
The following will be discussed and analyzed:
•Goodwill Impairment
•Divestiture of the Respiratory Health Business;
•Restructuring Activities;
•Discontinued Operations;
•Risks Related to Tariffs;
•Results of Operations and Related Information;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Use of Estimates.
Goodwill Impairment
In the second quarter of 2025, our market capitalization decreased to the extent that we determined that it was more likely than not that the fair value of one of our two reporting units is below its carrying value. Accordingly, we completed an interim goodwill impairment test as of June 30, 2025, using a combination of income and market approaches to determine the fair value of the reporting units. Consequently, we concluded that the fair value of the Pain Management and Recovery reporting unit was below its carrying value. As a result, we recorded a $77.0 million impairment to goodwill, which is included in “Goodwill impairment” in the accompanying condensed consolidated income statement.
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
The initial restructuring activities associated with the Transformation Process were complete at the end of 2024. The accompanying condensed consolidated income statements for the three and six months ended June 30, 2024 include costs of $1.6 million and $4.5 million, respectively, incurred in connection with the Transformation Process in “Cost of products sold” and “Selling and general expenses.” Since its initiation, we incurred expenses of $27.4 million in connection with the Transformation Process, including $28.7 million of cash expenses.
Post-RH Divestiture Plan
During 2024, following the RH Divestiture, we initiated the final phase of the Transformation Process, which is aimed at aligning our organizational structure, our manufacturing and distribution activities, and our operational footprint with our remaining business (the “Plan”). In the first six months of 2025, the Plan was expanded to accommodate additional manufacturing and operational initiatives. We expect the Plan, as previously defined, will be substantially complete by the end of 2025. In the three and six months ended June 30, 2025, we incurred $4.5 million and $7.6 million of costs related to the Plan, respectively, compared to $3.4 million and $4.1 million in the three and six months ended June 30, 2024, respectively. These costs were included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements.
With the recent appointment of our Chief Executive Officer, the Plan may be expanded following an assessment of our organization. The scope of initiatives or activities to be undertaken has not been finalized. Any initiatives that arise are expected to run through 2026.
Discontinued Operations
As a result of the RH Divestiture, the results of operations from our RH business are reported as “Loss from discontinued operations, net of tax” in the condensed consolidated income statements. We did not have Net sales from discontinued operations for the three and six months ended June 30, 2025. Net sales from discontinued operations were $13.6 million and $30.5 million in the three and six months ended June 30, 2024.
Risks Related to Tariffs
The imposition of new and increased U.S. tariffs and retaliatory trade measures by other countries poses significant risks to our global operations, particularly given our reliance on manufacturing facilities in Mexico and Canada, and on raw materials and components sourced from foreign suppliers, including suppliers in China and Mexico. In addition, we distribute and sell our products globally. New and increased U.S. tariffs have increased the cost of imported goods and may disrupt our established supply chains. We have taken action to mitigate the impact of tariffs, including through cost containment measures, pricing actions where appropriate, supply chain adjustments and reliance on international agreements that allow for reduced or duty-free importation of products. However, tariff rates continue to fluctuate and the rates that may ultimately be in effect for the near and long term are uncertain. Our inability to offset increased costs of, or a drop in demand for, our products as a result of tariffs could materially negatively affect our financial performance. See Part II, Item 1A, “Risk Factors” for a more detailed description of the risks related to the imposition of new and retaliatory tariffs.
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

Net Sales
Our net sales are summarized in the following table for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Specialty Nutrition Systems:
Enteral feeding	$74.5	$72.7	2.5%	$149.0	$142.7	4.4%
Neonate solutions	28.2	25.0	12.8%	54.8	49.6	10.5%
Total Specialty Nutrition Systems	102.7	97.7	5.1%	203.8	192.3	6.0%
Pain Management and Recovery:
Surgical pain and recovery	25.2	27.8	(9.4)%	49.7	54.8	(9.3)%
Radiofrequency ablation	35.8	31.5	13.7%	67.5	60.8	11.0%
Total Pain Management and Recovery	61.0	59.3	2.9%	117.2	115.6	1.4%
Segment Net Sales	163.7	157.0	4.3%	321.0	307.9	4.3%
Corporate and Other	11.3	14.7	(23.1)%	21.5	29.9	(28.1)%
Total Net Sales	$175.0	$171.7	1.9%	$342.5	$337.8	1.4%

Net Sales - Percentage Change (QTD):		Total	Volume	Pricing/Mix	Currency	Other(a)
Specialty Nutrition Systems		5.1%	4.4%	0.5%	0.7%	(0.5)%
Pain Management and Recovery		2.9%	3.1%	0.3%	0.4%	(0.9)%
Corporate and Other		(23.1)%	(26.4)%	(2.0)%	—%	5.3%

Net Sales - Percentage Change (YTD):		Total	Volume	Pricing/Mix	Currency	Other(a)
Specialty Nutrition Systems		6.0%	6.5%	0.4%	(0.2)%	(0.7)%
Pain Management and Recovery		1.4%	2.6%	0.3%	(0.1)%	(1.4)%
Corporate and Other		(28.1)%	(18.8)%	(15.4)%	(0.1)%	6.2%
___________________________________________________________________________
(a)Other includes the effects of our withdrawal from certain revenue streams that did not meet our return criteria and rounding.
Segment and Product Category Descriptions
Specialty Nutrition Systems is a portfolio of products including:
•Enteral feeding, which includes products such as our MIC-KEY enteral feeding tubes and Corpak patient feeding solutions; and
•Neonate solutions, which includes NeoMed neonatal and pediatric feeding solutions.
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
Net Sales by Segment - Second Quarter of 2025 Compared to the Second Quarter of 2024
Specialty Nutrition Systems
For the three months ended June 30, 2025, Specialty Nutrition Systems net sales were $102.7 million, an increase of 5.1% compared to the prior year period. Volume growth was 4.4%, primarily driven by continued strong demand across both our enteral feeding and neonate solutions.

Pain Management and Recovery
For the three months ended June 30, 2025, Pain Management and Recovery net sales were $61.0 million, an increase of 2.9% compared to the prior year period. Volume growth was partially offset by unfavorable currency effects. RFA solution net sales grew 13.7% as a result of positive momentum in RFA generator sales, which resulted in more RFA procedures, especially in the ESENTEC and TRIDENT product lines. Surgical pain and recovery net sales decreased by 9.4% in the second quarter of 2025, primarily driven by lower volume.
Net Sales by Segment - First Six Months of 2025 Compared to the First Six Months of 2024
Specialty Nutrition Systems
For the six months ended June 30, 2025, Specialty Nutrition Systems net sales were $203.8 million, an increase of 6.0% compared to the prior year period. Volume growth was 6.5%, primarily driven by continued strong demand across both our enteral feeding and neonate solutions.
Pain Management and Recovery
For the six months ended June 30, 2025, Pain Management and Recovery net sales were $117.2 million, an increase of 1.4% compared to the prior year period. Volume growth was partially offset by unfavorable currency effects. RFA solution net sales grew 11.0% as a result of positive momentum in RFA generator sales, which resulted in more RFA procedures, especially in the ESENTEC and TRIDENT product lines. Surgical pain and recovery net sales decreased by 9.3% primarily driven by lower volume.
Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	% Change
North America	$138.5	$136.6	1.4%	$269.3	$268.7	0.2%
Europe, Middle East and Africa	22.8	23.5	(3.0)	46.5	46.5	—
Asia Pacific and Latin America	13.7	11.6	18.1	26.7	22.6	18.1
Total net sales	$175.0	$171.7	1.9%	$342.5	$337.8	1.4%
Cost of Products Sold (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Specialty Nutrition Systems	$46.9	$39.8	$90.3	$80.0
Pain Management and Recovery	26.9	24.9	51.8	48.9
Segment Cost of Products Sold(a)	73.8	64.7	142.1	128.9
Corporate and Other	9.1	11.4	18.5	18.5
Total Cost of Products Sold	$82.9	$76.1	$160.6	$147.4
__________________________________________________
(a)    Segment Cost of Products Sold includes the “Cost of goods sold” and “Distribution” line items in “Segment Information” in Note 3 to the condensed consolidated financial statements $3.5 million and $6.9 million of depreciation and amortization expense in the three and six months ended June 30, 2025, respectively, and $2.8 million and $5.8 million of depreciation and amortization expense in the three and six months ended June 30, 2024, respectively.
For the three and six months ended June 30, 2025 compared to the prior year period, cost of products sold increased primarily due to increased tariffs along with increases in net sales across both our reportable segments.

Research and Development (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Specialty Nutrition Systems	$4.5	$4.1	$8.7	$8.3
Pain Management and Recovery	$1.2	$2.0	2.4	4.0
Segment Research and Development	5.7	6.1	11.1	12.3
Corporate and Other	$0.1	$0.2	0.1	1.0
Total Research and Development	$5.8	$6.3	$11.2	$13.3
__________________________________________________
(a)    Segment Research and Development includes $0.2 million and $0.4 million of depreciation and amortization expense in the three and six months ended June 30, 2025, respectively, and $0 million depreciation and amortization expense in each of the three and six months ended June 30, 2024, respectively.
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches.
Selling and General Expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Specialty Nutrition Systems	$33.5	$32.2	$65.8	$67.0
Pain Management and Recovery	$31.2	$32.0	61.1	64.4
Segment Selling and General Expenses	64.7	64.2	126.9	131.4
Corporate and Other	18.8	16.7	32.3	33.1
Total Selling and General Expenses	$83.5	$80.9	$159.2	$164.5
__________________________________________________
(a)    Segment Selling and General Expenses includes the “Advertising, promotion and selling expenses” and “General expenses” line items in “Segment Information” in Note 3 to the condensed consolidated financial statements and $4.5 million and $9.8 million of depreciation and amortization expense in the three and six months ended June 30, 2025, respectively, and $4.7 million and $9.3 million of depreciation and amortization expenses in the three and six months ended June 30, 2024, respectively.
Selling and general expenses increased in the three months ended June 30, 2025 compared to the prior year period due primarily to post-divestiture restructuring costs that are in Corporate and Other. In the six months ended June 30, 2025, selling and general expenses decreased compared to the prior year period, driven by savings realized from the execution on the Transformation Process and increased spending discipline.
Other (Income) Expense, net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Specialty Nutrition Systems	$(0.2)	$—	$(0.1)	$—
Pain Management and Recovery	$—	$—	0.1	—
Segment Other (Income) Expense, net	(0.2)	—	—	—
Corporate and Other	$0.5	$2.1	(1.3)	2.3
Total Other (Income) Expense, net	$0.3	$2.1	$(1.3)	$2.3
Other income and expense, net was an expense of $0.3 million and income of $1.3 million for the three and six months ended June 30, 2025, respectively, compared to other expense, net of $2.1 million and $2.3 million in the three and six months ended June 30, 2024, respectively. Other income in the six months ended June 30, 2025 relates primarily to a recovery of $1.4 million related to a customer claim in 2023.

Operating Income (Loss) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Specialty Nutrition Systems	$18.0	$21.8	$39.1	$37.2
Pain Management and Recovery	$1.8	$0.1	2.0	(2.0)
Segment Operating Income (Loss)	19.8	21.9	41.1	35.2
Corporate and Other	$(94.3)	$(15.6)	(105.3)	(24.9)
Total Operating Income (Loss)	$(74.5)	$6.3	$(64.2)	$10.3
The above-described items drove segment operating income to $19.8 million and $41.1 million for the three and six months ended June 30, 2025, respectively, compared to operating income of $21.9 million and $35.2 million for the three and six months ended June 30, 2024, respectively. Goodwill impairment of $77.0 million drove consolidated operating loss to $74.5 million and $64.2 million for the three and six months ended June 30, 2025, respectively, compared to income of $6.3 million and $10.3 million in the three and six months ended June 30, 2024, respectively.
Adjusted Operating Income
A reconciliation of adjusted operating income, a non-GAAP measure, to operating income is provided in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income (Loss), as reported (GAAP)	$(74.5)	$6.3	$(64.2)	$10.3
Acquisition and integration-related charges	—	2.2	—	2.5
Restructuring and transformation charges	—	1.6	—	4.5
Post-RH Divestiture transition charges	—	0.5	—	1.5
Post-RH Divestiture restructuring	4.5	3.4	7.6	4.1
Goodwill impairment	77.0	—	77.0	—
EU MDR Compliance	—	1.5	—	2.8
Litigation and legal	—	—	(1.4)	—
Intangibles amortization	5.2	6.3	10.3	12.4
Adjusted operating income (Loss) (non-GAAP)	$12.2	$21.8	$29.3	$38.1

The items noted in the table above are described below:
Acquisition and integration-related charges: We had no acquisition or integration-related charges in each of the three and six months ended June 30, 2025 periods. Acquisition and integration related charges were $2.2 million and $2.5 million for the three and six months ended June 30, 2024, respectively. Expenses in the three and six months ended June 30, 2024 were related to our acquisition of Diros Technology Inc. in July 2023.
Restructuring and transformation charges: In January 2023, we initiated the Transformation Process, a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies. We had no expenses related to the Transformation Process in each of the three and six months ended June 30, 2025 periods and $1.6 million and $4.5 million of expenses, respectively, in the three and six months ended June 30, 2024 related to the Transformation Process, which consisted of costs associated with program management consulting and employee retention expenses and employee severance and benefits costs. See Note 4, “Restructuring Activities,” in the accompanying notes to the condensed consolidated financial statements.
Post-RH Divestiture restructuring charges: During 2024 we initiated the Plan, a post-RH divestiture restructuring plan intended to align our organizational structure and operational footprint with our remaining business. Additionally, in conjunction with the divestiture of our RH business, we incurred professional services fees, equipment write-offs and incremental labor charges. In the three and six months ended June 30, 2025, we incurred expenses of $4.5 million and $7.6 million, respectively, compared to $3.4 million and $4.1 million of expenses incurred in the three and six months ended June 30, 2024, respectively. Expenses primarily consisted of employee severance and benefits costs, professional services fees and equipment write-offs. See Note 4, “Restructuring Activities,” in the accompanying notes to the condensed consolidated financial statements.

Goodwill impairment: In the second quarter of 2025, our market capitalization decreased to the extent that we determined that it was more likely than not that the fair value of one or more of our two reporting units may be below their carrying values. Accordingly, we completed an interim goodwill impairment test as of June 30, 2025, using a combination of income and market approaches to determine the fair value of the reporting units. As a result, we concluded that the fair value of the Pain Management and Recovery reporting unit was below its carrying value and we recorded a $77.0 million impairment to goodwill, which is included in “Goodwill impairment” in the accompanying condensed consolidated income statement.
EU MDR Compliance: The European Union Medical Device Regulation (the “EU MDR”) brings significant new requirements for our medical devices sold in the European Union. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We incurred no costs for EU MDR compliance for the three and six months ended June 30, 2025 periods, and $1.5 million and $2.8 million of costs for EU MDR compliance for the three and six months ended June 30, 2024, respectively.
Litigation and legal: In the three and six months ended June 30, 2025, we recovered $1.4 million related to a settlement for a customer claim from 2023. We had no costs for litigation matters in the three and six months ended June 30, 2024.
Intangibles amortization: Intangibles amortization is related primarily to intangibles acquired in business acquisitions and was $5.2 million and $10.3 million for the three and six months ended June 30, 2025, respectively, and $6.3 million and $12.4 million for the three and six months ended June 30, 2024, respectively.
Interest Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our revolving credit facility net of interest capitalized on long-term capital projects. See Note 8, “Debt” in Item 1 of this Form 10-Q. Interest expense was $2.0 million and $4.1 million for the three and six months ended June 30, 2025, respectively, compared to $3.1 million and $6.2 million in the three and six months ended June 30, 2024, respectively. Our outstanding debt balances, net of unamortized discounts, were $105.1 million and $134.7 million as of June 30, 2025 and December 31, 2024, respectively.
Income Taxes
The income tax provision was $0.9 million and $4.0 million in the three and six months ended June 30, 2025, respectively, compared to $1.9 million and $2.9 million in the three and six months ended June 30, 2024, respectively. Our effective tax rate was 1.2% and 6.0% in the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, our effective tax rate was 30.6% and 37.7%, respectively.
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
As of June 30, 2025, $51.7 million of our $90.3 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and cash equivalents decreased by $17.4 million to $90.3 million as of June 30, 2025, compared to $107.7 million as of December 31, 2024. The decrease was primarily driven by payments of $25.0 million on our revolving credit facility, $17.7 million of capital expenditures, $4.6 million of investments in non-affiliates, and payments of $4.7 million on our term loan. This was partially offset by $32.5 million of cash provided by operations.
In the prior year, cash and cash equivalents increased by $4.5 million to $92.2 million as of June 30, 2024. The increase was primarily driven by $19.8 million of cash provided by operations and $20.0 million in proceeds from our revolving credit facility. This was partially offset by $10.0 million of capital expenditures, payments of $3.1 million on our term loan, payments of $10.0 million on our revolving credit facility and $12.6 million used to repurchase shares of our common stock.
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
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of June 30, 2025, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis.
See Note 8, “Debt” in Item 1 of this Form 10-Q for further details regarding our debt agreements.

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared by applying certain accounting policies. See Note 1, “Accounting Policies” in Item 8, “Financial Statements and Supplementary Data” in the Form 10-K, which describes our most significant accounting policies. In addition, our critical accounting policies and estimates are presented under the caption “Critical Accounting Policies and Use of Estimates” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K. Certain of these policies require management to make estimates or assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies. See Note 1, “Accounting Policies” in Item 1 of this Form 10-Q for updates to our critical accounting policies and a discussion of recent accounting pronouncements. In the three and six months ended June 30, 2025, there were no significant changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.

Item 4.    Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President, Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are subject to tariffs and taxes in the United States and numerous foreign jurisdictions. Since February 2025, the United States has imposed a number of new tariffs on goods originating from many countries in the world. Additional tariffs have been threatened by the U.S. administration. As of the date of this Form 10-Q, it remains unclear what tariffs will be imposed on imported goods from each country and, if so, at what level and for how long. These tariffs, for so long as they remain in effect, will increase the costs of the foreign-origin goods that are incorporated in our products and may disrupt our established supply chains. We have taken action to mitigate the impact tariffs, including through cost containment measures, pricing actions where appropriate, supply chain adjustments and reliance on existing international agreements that allow for reduced or duty-free importation of products. However, if we are unable to successfully pass through the additional cost of these tariffs to our customers, or if higher prices reduce demand for our products, or if we are otherwise unable to mitigate the impact of tariffs through supply chain adjustments and other actions, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The U.S. administration has also expressed antipathy towards certain existing international trade agreements and organizations, including the United States-Mexico-Canada Agreement (the “USMCA”) and the United States’ membership in the World Trade Organization (the “WTO”). An amendment to or the United States’ withdrawal from the USMCA or the WTO could result in additional increased tariffs or other new trade restrictions on imports from Mexico, Canada, China and other countries.
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
The ultimate impact of these tariffs and trade measures on our business, financial condition, results of operations and cash flows is uncertain and may be affected by various factors, including the amount, scope and nature of such tariffs and trade measures, the timing of when such measures become implemented and the length of time they remain in effect, and our ability to execute strategies to mitigate the negative impacts of such trade measures.
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

AVANOS MEDICAL, INC.
(Registrant)

August 5, 2025	By:	/s/ Scott M. Galovan
Scott M. Galovan
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

August 5, 2025	By:	/s/ John J. Hurley
John J. Hurley
Controller
(Principal Accounting Officer)