Form 10-Q
period 2025-09-30
AVANOS MEDICAL, INC.
filed 2025-11-05
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Yes  ☐    No  ☒
As of October 29, 2025, there were 46,418,907 shares of the registrant’s common stock outstanding.

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
•reductions in or eliminations of reimbursements from government healthcare programs or private health insurers;
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

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales	$177.8	$170.4	$520.3	$508.2
Cost of products sold	91.8	77.5	252.4	224.9
Gross Profit	86.0	92.9	267.9	283.3
Research and development	6.0	7.2	17.2	20.5
Selling and general expenses	77.6	74.3	236.8	238.8
Goodwill impairment	—	—	77.0	—
Other expense (income), net	2.3	(0.6)	1.0	1.7
Operating Income (Loss)	0.1	12.0	(64.1)	22.3
Interest income	0.5	0.7	2.6	4.3
Interest expense	(1.8)	(3.2)	(5.9)	(9.4)
(Loss) Income before income taxes	(1.2)	9.5	(67.4)	17.2
Income tax provision	(0.2)	(3.6)	(4.2)	(6.5)
(Loss) Income from Continuing Operations	(1.4)	5.9	(71.6)	10.7
Loss from discontinued operations, net of tax	—	(1.6)	—	(5.5)
Net (Loss) Income	$(1.4)	$4.3	$(71.6)	$5.2

Basic (Loss) Earnings Per Share:
Continuing operations	$(0.03)	$0.12	$(1.55)	$0.23
Discontinued operations	—	(0.03)	—	(0.12)
Basic (Loss) Earnings Per Share	$(0.03)	$0.09	$(1.55)	$0.11

Diluted (Loss) Earnings Per Share:
Continuing operations	$(0.03)	$0.12	$(1.55)	$0.23
Discontinued operations	—	(0.03)	—	(0.12)
Diluted (Loss) Earnings Per Share	$(0.03)	$0.09	$(1.55)	$0.11

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (Loss) Income	$(1.4)	$4.3	$(71.6)	$5.2
Other Comprehensive (Loss) Income, Net of Tax
Unrealized currency translation adjustments	(0.4)	0.3	11.0	(8.0)
Defined benefit plans	—	0.1	0.1	(0.1)
Cash flow hedges	(0.2)	0.2	0.9	(1.8)
Total Other Comprehensive (Loss) Income, Net of Tax	(0.6)	0.6	12.0	(9.9)
Comprehensive (Loss) Income	$(2.0)	$4.9	$(59.6)	$(4.7)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$70.5	$107.7
Accounts receivable, net of allowances	111.5	132.8
Inventories	150.6	138.8
Prepaid and other current assets	18.8	14.1
Total Current Assets	351.4	393.4
Property, Plant and Equipment, net	115.4	110.7
Operating Lease Right-of-Use Assets	29.9	34.1
Goodwill	394.4	455.6
Other Intangible Assets, net	122.0	112.3
Deferred Tax Assets	25.3	24.9
Other Assets	29.3	23.2
TOTAL ASSETS	$1,067.7	$1,154.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$9.4	$9.4
Current portion of operating lease liabilities	9.5	10.9
Trade accounts payable	54.2	54.3
Accrued expenses	74.8	91.3
Total Current Liabilities	147.9	165.9
Long-Term Debt	93.4	125.3
Operating Lease Liabilities	21.4	24.6
Deferred Tax Liabilities	6.3	5.5
Other Long-Term Liabilities	20.7	4.4
Total Liabilities	289.7	325.7

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,416,998 outstanding as of September 30, 2025 and 45,962,627 outstanding as of December 31, 2024	0.5	0.5
Additional paid-in capital	1,690.7	1,678.6
Accumulated deficit	(778.6)	(707.0)
Treasury stock	(102.0)	(99.0)
Accumulated other comprehensive loss	(32.6)	(44.6)
Total Stockholders’ Equity	778.0	828.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,067.7	$1,154.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common Stock	$0.5	$0.5	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,686.9	1,671.5	1,678.6	1,663.6
Exercise or redemption of share-based awards	0.3	0.6	0.7	1.1
Stock-based compensation expense	3.5	2.6	11.4	10.0
Additional Paid-in Capital, end of period	1,690.7	1,674.7	1,690.7	1,674.7
Accumulated Deficit, beginning of period	(777.2)	(314.0)	(707.0)	(314.9)
Net (loss) income	(1.4)	4.3	(71.6)	5.2
Accumulated Deficit, end of period	(778.6)	(309.7)	(778.6)	(309.7)
Treasury Stock, beginning of period	(101.9)	(98.5)	(99.0)	(85.9)
Purchases of treasury stock	(0.1)	(0.4)	(3.0)	(13.0)
Treasury Stock, end of period	(102.0)	(98.9)	(102.0)	(98.9)
Accumulated Other Comprehensive Loss, beginning of period	(32.0)	(37.5)	(44.6)	(27.0)
Other comprehensive (loss) income, net of tax	(0.6)	0.6	12.0	(9.9)
Accumulated Other Comprehensive Loss, end of period	(32.6)	(36.9)	(32.6)	(36.9)
Total Stockholders’ Equity, end of period	$778.0	$1,229.7	$778.0	$1,229.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net (loss) income	$(71.6)	$5.2
Depreciation and amortization	29.0	34.4
Stock-based compensation expense	11.4	10.0
Goodwill impairment	77.0	—
Net loss on asset dispositions	5.7	0.4
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	22.8	(6.9)
Inventories	(2.6)	(5.9)
Prepaid expenses and other assets	(1.6)	7.7
Accounts payable	(0.5)	(1.2)
Accrued expenses	(22.4)	(3.7)
Deferred income taxes and other	(0.7)	2.8
Cash Provided by Operating Activities	46.5	42.8
Investing Activities
Capital expenditures	(24.7)	(13.0)
Proceeds from the sale of assets	4.0	—
Proceeds from RH Divestiture post-closing settlement	—	2.1
Acquisition of assets and investments in businesses	(28.3)	—
Investments in non-affiliates	(4.8)	(9.0)
Cash Used in Investing Activities	(53.8)	(19.9)
Financing Activities
Secured debt repayments	(7.0)	(6.3)
Revolving credit facility proceeds	—	20.0
Revolving credit facility repayments	(25.0)	(20.0)
Purchases of treasury stock	(3.0)	(12.7)
Proceeds from the exercise of stock options	0.7	1.1
Payment of contingent consideration liabilities	—	(3.8)
Cash Used in Financing Activities	(34.3)	(21.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.4	0.1
(Decrease) Increase in Cash and Cash Equivalents	(37.2)	1.3
Cash and Cash Equivalents - Beginning of Period	107.7	87.7
Cash and Cash Equivalents - End of Period	$70.5	$89.0

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
Segment Reporting
We follow the guidance in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting as amended by Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. We define our reportable segments based on the way our Chief Operating Decision Maker (“CODM”) manages the operations of the business for purposes of allocating resources and assessing performance. Our reportable segments are determined based on revenue, profit or loss and assets tests. We disclose segment revenue, operating income/loss and significant segment expenses for each reportable segment, which is consistent with our internal management reporting to the CODM.
See Note 5, “Segment Information” for disclosure of our reportable segments.
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
We determined that the fair value of our reporting units equaled or exceeded the net carrying amount in our most recent goodwill impairment test on July 1, 2025. However, there can be no assurance that the assumptions and estimates made for purposes of the annual goodwill impairment test will prove to be accurate. Volatility in the equity and debt markets, or increases in interest rates, could result in a higher discount rate. Changes in sales volumes, selling prices and costs of goods sold, and increases in interest rates could cause changes in our forecasted cash flows. Unfavorable changes in any of the factors described above, as well as a decline in our stock price, could result in a goodwill impairment charge in the future.
See Note 2, “Goodwill Impairment” for further information regarding goodwill and impairment.

Hedging and Derivatives
All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur, and is reclassified to income in the same period that the hedged item affects income. Our policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. Our policies also prohibit the use of any leveraged derivative instrument. Consistent with our policies, foreign currency derivative instruments are entered into with major financial institutions. At inception, we formally designate certain derivatives as cash flow hedges and establish how the effectiveness of these hedges will be assessed and measured. This process links the derivatives to the transactions they are hedging. See Note 13, “Derivative Financial Instruments,” for disclosures about derivative instruments and hedging activities.
New Tax Legislation
On July 4, 2024, the One Big Beautiful Bill Act, was signed into law. The legislation did not have a material impact on our income tax expense for the quarter ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for 2025.
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
Effective in the fourth quarter of 2024, we adopted ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures, and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included in each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. On an annual basis, this ASU requires us to disclose the CODM’s title and position, as well as how the CODM uses each reported measure of segment profit or loss to assess performance and allocate resources to the segment. In accordance with this ASU, we have applied this guidance retrospectively for all periods presented in the financial statements in Note 5, “Segment Information”. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606. Under the current guidance, when an entity estimates expected credit losses, it must consider available information that is relevant to its assessment of the collectability of cash flows, and the entity may need to adjust its historical losses to estimate expected credit losses if historical conditions differed from current conditions or from reasonable and supportable forecasts. Under this ASU, in developing reasonable and supportable forecasts as part of estimating expected credit losses, entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU will be effective for annual periods beginning after December 15, 2025, with early adoption permitted. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends certain aspects of the accounting for and disclosure of software costs under Topic 350 and removes all references to “development stages”, modifying the criteria that must be met for entities to begin capitalizing software costs. This ASU also provides new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU will be effective for annual periods beginning after December 15, 2027, with early adoption permitted. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
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
In the second quarter of 2025, our market capitalization decreased to the extent that we determined that it was more likely than not that the fair value of one of our two reporting units was below its carrying value. Accordingly, we completed an interim goodwill impairment test as of June 30, 2025, using a combination of income and market approaches to determine the fair value of the reporting units. Consequently, we concluded that the fair value of our Pain Management and Recovery (“PM&R”) reporting unit was below its carrying value. As a result, we recorded a $77.0 million impairment to goodwill, which is included in “Goodwill impairment” in the accompanying condensed consolidated income statements.
In our most recent goodwill impairment test on July 1, 2025, we determined that the fair value of our reporting units equaled or exceeded the net carrying amount of our reporting units.
The changes in the carrying amount of goodwill are as follows (in millions):

	SNS	PM&R	Total
Balance, December 31, 2024	$327.6	$128.0	$455.6
Goodwill acquired(a)	14.0	—	14.0
Goodwill impairment	—	(77.0)	(77.0)
Currency translation adjustment	—	1.8	1.8
Balance, September 30, 2025	$341.6	$52.8	$394.4
_____________________________________________
(a) We acquired $14.0 million of goodwill in conjunction with the acquisition of Nexus Medical, LLC, as described in Note 4, “Business Acquisition”.
Note 3.    Restructuring Activities
Transformation Process
In January 2023, we initiated a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies (the “Transformation Process”). The RH Divestiture described in Note 7, “Discontinued Operations” represented a key component of the Transformation Process.
The initial restructuring activities in the Transformation Process related primarily to organizational design and the implementation of business process efficiencies. These initial restructuring activities and related costs were substantially complete at the end of 2024. In the three and nine months ended September 30, 2024, we incurred expenses of $0.7 million and $5.2 million, respectively, in connection with this phase of the Transformation Process, primarily related to employee severance and benefits costs. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements. Since its initiation, we incurred net expenses of $27.4 million in connection with this phase of the Transformation Process, including $28.7 million of cash expenses.
Post-RH Divestiture Plan
During 2024, following the RH Divestiture, we initiated the final phase of the Transformation Process, which is aimed at aligning our organizational structure, our manufacturing and distribution activities, and our operational footprint with our remaining business (the “Plan”). In the first six months of 2025, the Plan was expanded to accommodate additional manufacturing and operational initiatives. We expect the Plan will be substantially complete by the end of 2025. In the three and nine months ended September 30, 2025, we incurred $10.3 million and $17.9 million of costs related to the Plan, respectively, compared to $2.3 million and $6.4 million in the three and nine months ended September 30, 2024, respectively. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements. Since its initiation, we have incurred expenses of $26.8 million in connection with the Plan, including $20.6 million of cash expenses.

Subsequent to the end of the third quarter of 2025, the assessment of our organization performed in conjunction with the recent appointment of our Chief Executive Officer was completed and the Plan was expanded to align our organizational structure with our business needs. As a result, we expect to incur up to $10.0 million of incremental expenses consisting primarily of employee severance and benefits. We anticipate annualized savings from these initiatives to be between $15.0 million and $20.0 million. The initiatives associated with the expansion of the Plan are expected to run through 2026.
Restructuring Liability
Our liability for costs associated with our restructuring initiatives as of September 30, 2025 is summarized below (in millions):

Restructuring Liability
Balance, December 31, 2024	$3.8
Restructuring and transformation costs, excluding non-cash charges	12.1
Payments and adjustments, net	(13.9)
Balance, September 30, 2025	$2.0
Note 4.    Business Acquisition
Nexus Medical
On September 11, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Nexus Merger Sub, LLC, a newly formed wholly owned subsidiary of the Company (“Merger Sub”), Nexus Medical, LLC, a Kansas limited liability company (“Nexus”), and Edward Kuklenski, as representative of Nexus’ members. The transaction contemplated by the Merger Agreement (the “Merger”) closed concurrently with the execution of the Merger Agreement. Pursuant to the Merger Agreement, Nexus merged with and into Merger Sub, with Nexus surviving the merger as a wholly owned subsidiary of the Company. The total purchase price payable by the Company in the Merger was $27.0 million (subject to certain working capital and other adjustments), with up to an additional $20.0 million payable in contingent cash consideration based on the increase in net sales of certain Nexus product during the first three years following the acquisition. The purchase price was funded by available cash on hand.
Nexus is a leading manufacturer of anti-reflux needleless connectors. Its proprietary TKO® technology is designed to support safer, more consistent nutrition and medication delivery in high-acuity settings, including Neonatal and Pediatric Intensive Care Units (NICUs and PICUs). We expect the acquisition of Nexus will enhance our Specialty Nutrition Systems (“SNS”) portfolio of products.
The accompanying condensed consolidated income statement includes $0.9 million of net sales from Nexus since the acquisition date. We incurred $0.4 million of costs in both the three and nine months ended September 30, 2025 in connection with the Nexus acquisition, which are included in “Selling and general expenses.”
Under the acquisition method of accounting for business combinations, the purchase price paid is allocated to the underlying net assets in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values is recorded as goodwill. Fair values of assets acquired and liabilities assumed are being determined using discounted cash flow analyses and the fair value of the contingent consideration is being estimated using a Monte Carlo simulation. Assumptions supporting the estimated fair values are based on facts and circumstances that existed on the valuation date. Estimated fair values may be revised during a measurement period, not to exceed 12 months from the date of acquisition, as valuations are finalized or additional information is obtained about facts and circumstances that existed on the valuation date. The estimated fair value analyses are not yet complete, and accordingly, the preliminary allocation of purchase price, including the value assigned to tangible and intangible assets and contingent consideration, is subject to revision based on final valuations. We expect our final valuations to be substantially complete by the end of 2025. The preliminary purchase price allocation is shown in the table below (in millions):

Current assets, net of liabilities assumed, excluding cash acquired	$7.9
Property, plant & equipment	2.2
Identifiable intangible assets	20.5
Goodwill	14.0
Contingent consideration	(16.3)
Total	$28.3

The identifiable intangible assets relating to our acquisition of Nexus include the following (in millions, except years):

	Identifiable Intangible Asset Amount	Weighted Average Useful Lives (Years)
Customer relationships	$15.3	11
Patents	3.4	9
Trade names & other	1.8	15
Total	$20.5
The following unaudited pro forma financial information is presented in the table below for the three and nine months ended September 30, 2025 and 2024 as if the acquisition of Nexus had occurred on January 1, 2024 (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$180.8	$174.0	$531.7	$519.0

Net (loss) income from continuing operations	(0.8)	5.4	(71.1)	8.3
Income (loss) from discontinued operations, net of tax	—	(1.6)	—	(5.5)
Net (Loss) Income	$(0.8)	$3.8	$(71.1)	$2.8

Basic (Loss) Earnings Per Share
Continuing operations	$(0.02)	$0.12	$(1.54)	$0.18
Discontinued operations	$—	$(0.03)	$—	$(0.12)
Basic (Loss) Earnings Per Share	$(0.02)	$0.09	$(1.54)	$0.06

Diluted (Loss) Earnings Per Share
Continuing operations	$(0.02)	$0.11	$(1.54)	$0.18
Discontinued operations	$—	$(0.03)	$—	$(0.12)
Diluted (Loss) Earnings Per Share	$(0.02)	$0.08	$(1.54)	$0.06
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
Specialty Nutrition Systems is a portfolio of products including:
•Enteral feeding, which includes products such as our MIC-KEY enteral feeding tubes and Corpak patient feeding solutions; and
•Neonate solutions, which includes NeoMed neonatal and pediatric feeding solutions and Nexus’ TKO® anti-reflux needleless connectors.
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

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	SNS	PM&R	Total	SNS	PM&R	Total
Net Sales	$114.0	$59.0	$173.0	$98.2	$57.8	$156.0
Reconciliation of consolidated net sales:
Corporate and other(a)			4.8			14.4
Total consolidated net sales			$177.8			$170.4
Cost of goods sold	(44.3)	(21.9)		(36.1)	(21.8)
Distribution	(6.1)	(3.1)		(5.2)	(2.3)
Research and development expenses	(4.4)	(1.3)		(4.7)	(2.0)
Advertising, promotion and selling expenses	(13.3)	(15.5)		(15.7)	(18.0)
General expenses	(17.5)	(11.6)		(13.6)	(9.5)
Depreciation and amortization expense	(5.0)	(3.6)		(4.3)	(3.4)
Other segment items	(0.4)	—		—	—
Reportable segment operating income	$23.0	$2.0	$25.0	$18.6	$0.8	$19.4
Corporate and other(b)			(24.9)			(7.4)
Interest expense, net			(1.3)			(2.5)
(Loss) Income before income taxes			$(1.2)			$9.5

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	SNS	PM&R	Total	SNS	PM&R	Total
Net Sales	$317.8	$176.2	$494.0	$290.5	$173.4	$463.9
Reconciliation of consolidated net sales:			—
Corporate and other(a)			26.3			44.3
Total consolidated net sales			$520.3			$508.2
Cost of goods sold	(118.3)	(64.8)		(99.4)	(63.2)
Distribution	(18.6)	(8.9)		(18.4)	(7.5)
Research and development expenses	(12.8)	(3.5)		(12.9)	(6.1)
Advertising, promotion and selling expenses	(37.8)	(46.2)		(48.8)	(58.1)
General expenses	(53.3)	(37.6)		(42.5)	(29.6)
Depreciation and amortization expense	(14.6)	(11.1)		(12.7)	(10.1)
Other segment items	(0.3)	(0.1)		—	—
Reportable segment operating income (loss)	$62.1	$4.0	$66.1	$55.8	$(1.2)	$54.6
Corporate and other(b)			(130.2)			(32.3)
Interest expense, net			(3.3)			(5.1)
(Loss) Income before income taxes			$(67.4)			$17.2
__________________________________________________
(a)Corporate and other net sales includes revenue from our Hyaluronic Acid (“HA”) injections and our IV infusion oncology pumps.
(b)Corporate and other expenses includes $77.0 million of goodwill impairment associated with our PM&R reporting unit. See Note 2, “Goodwill Impairment” for further information.

Note 6.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	September 30, 2025	December 31, 2024
Accounts receivable	$116.0	$133.6
Income tax receivable	0.2	4.9
Allowances and doubtful accounts:
Doubtful accounts	(4.1)	(4.9)
Sales discounts	(0.6)	(0.8)
Total Accounts receivable, net of allowances	$111.5	$132.8
Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Bad debt expense was a net benefit of $0.1 million for the three months ended September 30, 2025 and expense of $0.5 million for the nine months ended September 30, 2025, compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.

Inventories
Inventories at the lower of cost (determined on the FIFO method) or net realizable value consists of the following (in millions):

	September 30, 2025	December 31, 2024
Raw materials	$37.1	$36.5
Work in process	29.3	21.1
Finished goods	80.2	78.3
Supplies and other	4.0	2.9
Total Inventories	$150.6	$138.8
We incurred $2.1 million and $5.8 million of expense for inventory write-offs and obsolescence in the three and nine months ended September 30, 2025, respectively, compared to $2.8 million and $4.3 million in the three and nine months ended September 30, 2024, respectively.
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	September 30, 2025	December 31, 2024
Land	$1.3	$1.1
Buildings and leasehold improvements	43.6	40.6
Machinery and equipment	201.5	186.3
Construction in progress	23.0	21.4
	269.4	249.4
Less accumulated depreciation	(154.0)	(138.7)
Total Property, Plant and Equipment, net	$115.4	$110.7
Depreciation expense was $5.0 million and $14.3 million for the three and nine months ended September 30, 2025, respectively, compared to $5.3 million and $15.6 million for the three and nine months ended September 30, 2024, respectively.
Intangible Assets
Intangible assets subject to amortization consist of the following (in millions):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$41.9	$(30.5)	11.4
Patents and acquired technologies	251.8	(188.9)	62.9
Other	93.9	(46.2)	47.7
Total	$387.6	$(265.6)	$122.0

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks	$40.1	$(28.7)	$(0.9)	$10.5
Patents and acquired technologies	248.3	(82.3)	(99.3)	66.7
Other	79.1	(44.0)	—	35.1
Total	$367.5	$(155.0)	$(100.2)	$112.3
In the three months ended September 30, 2025, we acquired $20.5 million of identified intangibles in conjunction with the acquisition of Nexus, as described in Note 4, “Business Acquisition”. Amortization expense for intangible assets is included in “Cost of products sold” and “Selling and general expenses” and was $4.4 million and $14.7 million for the three and nine months ended September 30, 2025, respectively, compared to $6.4 million and $18.8 million for the three and nine months ended September 30, 2024, respectively.

Amortization expense for the remainder of 2025, the following four years and thereafter is estimated as follows (in millions):

Amount
Remainder of 2025	$4.5
2026	18.1
2027	16.5
2028	16.0
2029	14.9
Thereafter	52.0
Total	$122.0

Accrued Expenses
Accrued expenses consist of the following (in millions):

	September 30, 2025	December 31, 2024
Accrued rebates and customer incentives	$18.3	$24.2
Accrued salaries and wages	33.0	32.1
Accrued taxes and other	4.8	18.0
Other	18.7	17.0
Total Accrued Expenses	$74.8	$91.3

Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	September 30, 2025	December 31, 2024
Accrued compensation and benefits	$4.2	$4.2
Other(1)	16.5	0.2
Total Other Long-Term Liabilities	$20.7	$4.4
__________________________________________________
(1)Other includes $16.3 million of contingent consideration associated with the acquisition of Nexus. See Note 4, “Business Acquisition” for further information.
Note 7.     Discontinued Operations
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

The following table summarizes the financial results of our discontinued operations for the three and nine months ended September 30, 2024 (no activity subsequent to October 1, 2024) (in millions):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net Sales	$10.5	$41.0
Cost of products sold	15.9	47.4
Gross Profit	(5.4)	(6.4)
Other (income) expense, net	(3.2)	1.1
Loss from discontinued operations before income taxes	(2.2)	(7.5)
Income tax benefit from discontinued operations	0.6	2.0
Net Loss from discontinued operations, net of tax	$(1.6)	$(5.5)

Loss Per Share
Basic	$(0.03)	$(0.12)
Diluted	$(0.03)	$(0.12)
In accordance with GAAP, only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, the cost of products sold, research and development, selling and general expenses and other expense, net in discontinued operations include expenses incurred directly to solely support our respiratory health business.
The following table provides operating and investing cash flow information for our discontinued operations for the nine months ended September 30, 2024 (in millions):

Nine Months Ended September 30,
2024
Operating Activities:
Depreciation and amortization	$—
Stock-based compensation expense	—
Investing Activities:
Capital expenditures	0.6

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

		September 30, 2025		December 31, 2024
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$70.5	$70.5	$107.7	$107.7
Liabilities
Revolving Credit Facility	2	$—	$—	$25.0	$25.0
Term Loan Facility	2	102.8	102.8	109.7	109.7
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of amounts borrowed under our Revolving Credit Facility and Term Loan Facility approximates carrying value because borrowings are subject to a variable rate as described in Note 9, “Debt”.
Note 9.     Debt
As of September 30, 2025 and December 31, 2024, our respective debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturity	September 30, 2025	December 31, 2024
Revolving Credit Facility	5.94%	2027	$—	$25.0
Term Loan Facility	5.82%	2027	103.1	110.2
			103.1	135.2
Unamortized debt issuance costs			(0.3)	(0.5)
Current portion of long-term debt			(9.4)	(9.4)
Total Long-Term Debt, net			$93.4	$125.3

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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 6.0% as of September 30, 2025.
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of September 30, 2025, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis. We are permitted to prepay all or a portion of the Term Loan Facility and the Revolving Credit Facility at any time without premium or penalty.
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
During the nine months ended September 30, 2025, we repaid $7.0 million of the Term Loan Facility. During the nine months ended September 30, 2025, we repaid $25.0 million of the Revolving Credit Facility. As of September 30, 2025, we had letters of credit outstanding of $4.0 million.
As of September 30, 2025, the aggregate amounts of long-term debt that will mature during each of the next four years are as follows (in millions):

Amount
Remainder of 2025	$2.3
2026	10.2
2027	90.6
2028	—
2029	—
Total	$103.1
Note 10.    Accumulated Other Comprehensive Loss
The changes in the components of Accumulated Other Comprehensive Loss (“AOCL”), net of tax, are as follows (in millions):

	Unrealized Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(44.9)	$—	$0.3	$(44.6)
Other comprehensive income	11.0	0.9	0.1	12.0
Balance, September 30, 2025	$(33.9)	$0.9	$0.4	$(32.6)
The net changes in the components of AOCL, including the tax effect, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized currency translation	$(0.4)	$0.3	$11.0	$(8.0)
Defined benefit pension plans, net of tax	—	0.1	0.1	(0.1)
Cash flow hedges, net of tax	(0.2)	0.2	0.9	(1.8)
Change in AOCL	$(0.6)	$0.6	$12.0	$(9.9)

Note 11.     Stock-Based Compensation
Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Sales and general expenses.” Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$0.1	$—	$0.3	$—
Time-based restricted share units	2.1	2.7	8.7	7.6
Performance-based restricted share units	1.3	(0.1)	2.3	2.3
Employee stock purchase plan	—	—	0.1	0.1
Total stock-based compensation	$3.5	$2.6	$11.4	$10.0
Note 12.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our 2014 spin-off from Kimberly-Clark, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters. For the nine months ended September 30, 2025 and 2024, we incurred no costs with respect to such indemnification matters.
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
Note 13.     Derivative Financial Instruments
We enter into derivative instruments to hedge a portion of forecasted cash flows denominated in Mexican pesos. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The derivative asset for foreign exchange contracts was $1.2 million as of September 30, 2025 and is included in the condensed consolidated balance sheet in other current assets. The derivative liability for foreign exchange contracts was $0.6 million as of December 31, 2024 and is included in the consolidated balance sheet in accrued expenses.
The effective portion of the gain or loss on a derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. The gain recognized in earnings was not material in the three and nine months ended September 30, 2025. As of September 30, 2025, the aggregate notional values of outstanding foreign currency swap contracts designated as cash flow hedges were $12.3 million.
Note 14.    Earnings Per Share ("EPS")
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period, as determined using the treasury stock method.
The calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income from continuing operations	$(1.4)	$5.9	$(71.6)	$10.7
Net loss from discontinued operations	—	(1.6)	—	(5.5)
Net (Loss) Income	$(1.4)	$4.3	$(71.6)	$5.2

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.4	46.0	46.3	46.0
Dilutive effect of stock options and restricted share unit awards	—	0.6	—	0.5
Diluted weighted average shares outstanding	46.4	46.6	46.3	46.5
(Loss) Earnings Per Share
Basic:
Continuing Operations	$(0.03)	$0.12	$(1.55)	$0.23
Discontinued Operations	—	(0.03)	—	(0.12)
Basic (Loss) Earnings Per Share	$(0.03)	$0.09	$(1.55)	$0.11

Diluted:
Continuing Operations	$(0.03)	$0.12	$(1.55)	$0.23
Discontinued Operations	—	(0.03)	—	(0.12)
Diluted (Loss) Earnings Per Share	$(0.03)	$0.09	$(1.55)	$0.11
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
For the three and nine months ended September 30, 2025, 3.0 million and 2.7 million, respectively, of potentially dilutive stock options and RSU awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

Note 15.     Revenue
Sales revenue is recognized when control of the products transfers to the customer, in an amount that represents the consideration that we expect to be entitled to receive in exchange for our products.
We provide a portfolio of innovative product offerings within our SNS and PM&R segments to improve patient outcomes and reduce the cost of care. Our management evaluates net sales disaggregated by product category within these two reportable segments as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Specialty Nutrition Systems:
Enteral feeding	$82.7	$72.0	$231.7	$214.7
Neonate solutions	31.3	26.2	86.1	75.8
Total Specialty Nutrition Systems	114.0	98.2	317.8	290.5
Pain Management and Recovery:
Surgical pain and recovery	24.4	26.5	74.1	81.3
Radiofrequency ablation	34.6	31.3	102.1	92.1
Total Pain Management and Recovery	59.0	57.8	176.2	173.4
Corporate and Other	4.8	14.4	26.3	44.3
Total Net Sales	$177.8	$170.4	$520.3	$508.2
Liabilities for estimated returns, rebates and incentives are presented in the table below (in millions):

	September 30, 2025	December 31, 2024
Accrued rebates	$7.3	$13.3
Accrued customer incentives	11.0	10.9
Accrued rebates and customer incentives	18.3	24.2
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$18.4	$24.3
__________________________________________________
(a)Accrued sales returns are included in “Other” in the accrued expenses table in Note 6, “Supplemental Balance Sheet Information”.
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
Note 16.     Share Repurchase Programs
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

We had no repurchases of our common stock in the nine months ended September 30, 2025. For the nine months ended September 30, 2024, our repurchases of our common stock were as summarized in the table below.

	Shares Repurchased		Aggregate Purchase Price (in millions)	Average Price per Share	Amount Remaining in Program for Purchase (in millions)
	# of Shares	Program to Date
First quarter of 2024	342,680	1,085,333	$6.7	$19.45	$3.3
Second quarter of 2024	169,571	1,254,904	$3.3	$19.67	$—
In addition to the share repurchase program, we withheld 211,566 shares of common stock for $3.0 million in taxes associated with stock-based compensation transactions for the nine months ended September 30, 2025.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). This MD&A contains forward-looking statements. Refer to “Information Concerning Forward-Looking Statements” at the beginning of this Form 10-Q for an explanation of these types of statements.
The following will be discussed and analyzed:
•Goodwill Impairment;
•Restructuring Activities;
•Business Acquisition;
•Sale of Hyaluronic Acid (“HA”) Assets;
•Discontinued Operations;
•Risks Related to Tariffs;
•Results of Operations and Related Information;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Use of Estimates.
Goodwill Impairment
In the second quarter of 2025, our market capitalization decreased to the extent that we determined that it was more likely than not that the fair value of one of our two reporting units was below its carrying value. Accordingly, we completed an interim goodwill impairment test as of June 30, 2025, using a combination of income and market approaches to determine the fair value of the reporting units. Consequently, we concluded that the fair value of the Pain Management and Recovery (“PM&R”) reporting unit was below its carrying value. As a result, we recorded a $77.0 million impairment to goodwill, which is included in “Goodwill impairment” in the accompanying condensed consolidated income statement. In our most recent goodwill impairment test on July 1, 2025, we determined that the fair value of our reporting units equaled or exceeded the net carrying amount of our reporting units.
Restructuring Activities
Transformation Process
In January 2023, we initiated a three-year restructuring initiative pursuant to which we have: (i) combined our Chronic Care and Pain Management franchises into a single commercial organization focused on the Specialty Nutrition Systems (“SNS”) and Pain Management & Recovery product categories; (ii) rationalized our product portfolio including certain low-margin, low-growth product categories through targeted divestitures; (iii) undertaken additional cost management activities to enhance the Company’s operating profitability; and (iv) pursued efficient capital allocation strategies, including through acquisitions that meet the Company’s strategic and financial criteria (the “Transformation Process”).
The initial restructuring activities associated with the Transformation Process were substantially complete at the end of 2024. The accompanying condensed consolidated income statements for the three and nine months ended September 30, 2024 include costs of $0.7 million and $5.2 million, respectively, incurred in connection with the Transformation Process in “Cost of products sold” and “Selling and general expenses.” Since its initiation, we incurred expenses of $27.4 million in connection with this phase of the Transformation Process, including $28.7 million of cash expenses.
Post-RH Divestiture Plan
During 2024, following the RH Divestiture described below in “Discontinued Operations,” we initiated the final phase of the Transformation Process, which is aimed at aligning our organizational structure, our manufacturing and distribution activities, and our operational footprint with our remaining business (the “Plan”). In the first six months of 2025, the Plan was expanded to accommodate additional manufacturing and operational initiatives. We expect the Plan, as previously defined, will be substantially complete by the end of 2025. In the three and nine months ended September 30, 2025, we incurred $10.3 million and $17.9 million of costs related to the Plan, respectively, compared to $2.3 million and $6.4 million in the three and nine months ended September 30, 2024, respectively. These costs were included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements. Since its initiation, we have incurred expenses of $26.8 million in connection with the Plan, including $20.6 million of cash expenses.
Subsequent to the end of the third quarter of 2025, the assessment of our organization performed in conjunction with the recent appointment of our Chief Executive Officer was completed and the Plan was expanded to align our organizational structure with our business needs. As a result, we expect to incur up to $10.0 million of incremental expenses consisting primarily of employee severance and benefits. We anticipate annualized savings from these initiatives to be between $15.0 and $20.0 million. The initiatives associated with the expansion of the Plan are expected to run through 2026.
Business Acquisition
On September 11, 2025 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Nexus Merger Sub, LLC, a newly formed wholly owned subsidiary of the Company (“Merger Sub”), Nexus Medical, LLC, a Kansas limited liability company (“Nexus”), and Edward Kuklenski, as representative of Nexus’ members. The transaction contemplated by the Merger Agreement (the “Merger”) closed concurrently with the execution of the Merger Agreement. Pursuant to the Merger Agreement, Nexus merged with and into Merger Sub, with Nexus surviving the merger as a wholly owned subsidiary of the Company. The total purchase price payable by the Company in the Merger was $27.0 million (subject to certain working capital and other adjustments), with up to an additional $20.0 million payable in contingent cash consideration based on the increase in net sales of certain Nexus products during the first three years following the acquisition. The purchase price was funded by available cash on hand.
Nexus is a leading manufacturer of anti-reflux needleless connectors. Its proprietary TKO® anti-reflux needleless connector technology, designed to support safer, more consistent nutrition and medication delivery in high-acuity settings, including Neonatal and Pediatric Intensive Care Units (NICUs and PICUs). We expect the acquisition of Nexus will enhance our SNS portfolio of products.
See Note 4, “Business Acquisition” in Item 1 of this Form 10-Q for further details regarding the Nexus acquisition.
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
As a result of the RH Divestiture, the results of operations from our RH business are reported as “Loss from discontinued operations, net of tax” in the condensed consolidated income statements. We did not have Net sales from discontinued operations for the three and nine months ended September 30, 2025. Net sales from discontinued operations were $10.5 million and $41.0 million in the three and nine months ended September 30, 2024.

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
Net Sales
Our net sales are summarized in the following table for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Specialty Nutrition Systems:
Enteral feeding	$82.7	$72.0	14.9%	$231.7	$214.7	7.9%
Neonate solutions	31.3	26.2	19.5%	86.1	75.8	13.6%
Total Specialty Nutrition Systems	114.0	98.2	16.1%	317.8	290.5	9.4%
Pain Management and Recovery:
Surgical pain and recovery	24.4	26.5	(7.9)%	74.1	81.3	(8.9)%
Radiofrequency ablation	34.6	31.3	10.5%	102.1	92.1	10.9%
Total Pain Management and Recovery	59.0	57.8	2.1%	176.2	173.4	1.6%
Segment Net Sales	173.0	156.0	10.9%	494.0	463.9	6.5%
Corporate and Other	4.8	14.4	(66.7)%	26.3	44.3	(40.6)%
Total Net Sales	$177.8	$170.4	4.3%	$520.3	$508.2	2.4%

Net Sales - Percentage Change (QTD):		Total	Volume	Pricing/Mix	Currency	Other(a)
Specialty Nutrition Systems		16.1%	14.0%	0.5%	1.5%	0.1%
Pain Management and Recovery		2.1%	2.0%	0.4%	0.9%	(1.2)%
Corporate and Other		(66.7)%	(6.1)%	(6.8)%	—%	(53.8)%

Net Sales - Percentage Change (YTD):		Total	Volume	Pricing/Mix	Currency	Other(a)
Specialty Nutrition Systems		9.4%	9.1%	0.4%	0.3%	(0.4)%
Pain Management and Recovery		1.6%	2.4%	0.3%	0.2%	(1.3)%
Corporate and Other		(40.6)%	(10.3)%	(15.0)%	(0.1)%	(15.2)%
___________________________________________________________________________
(a)Other includes the effects of our withdrawal from certain revenue streams that did not meet our return criteria and rounding.

Segment and Product Category Descriptions
Specialty Nutrition Systems is a portfolio of products including:
•Enteral feeding, which includes products such as our MIC-KEY enteral feeding tubes and Corpak patient feeding solutions; and
•Neonate solutions, which includes NeoMed neonatal and pediatric feeding solutions and Nexus’ TKO anti-reflux needleless connectors.
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
Net Sales by Segment - Third Quarter of 2025 Compared to the Third Quarter of 2024
Specialty Nutrition Systems
For the three months ended September 30, 2025, Specialty Nutrition Systems net sales were $114.0 million, an increase of 16.1% compared to the prior year period. Volume growth was 14.0%, primarily driven by continued strong demand across both our enteral feeding and neonate solutions. In enteral feeding, demand for our long-term feeding products remains strong, while our short-term feeding portfolio growth is driven by continued expansion of our US CORTRAK standard of care offerings.
Pain Management and Recovery
For the three months ended September 30, 2025, Pain Management and Recovery net sales were $59.0 million, an increase of 2.1% compared to the prior year period, with volume growth in RFA solution net sales partially offset by reduced volume in our surgical pain and recovery product lines. RFA solution net sales grew 10.5%, reflecting sustained momentum in RFA generator sales, which resulted higher procedural volumes across all product lines. Surgical pain and recovery net sales decreased by 7.9% in the third quarter of 2025, primarily driven by lower volume in our Game Ready product line, while our surgical pain solutions net sales were flat compared to the prior year.
Net Sales by Segment - First Nine Months of 2025 Compared to the First Nine Months of 2024
Specialty Nutrition Systems
For the nine months ended September 30, 2025, SNS net sales were $317.8 million, an increase of 9.4% compared to the prior year period. Volume growth was 9.1%, primarily driven by continued strong demand across both our enteral feeding and neonate solutions.
Pain Management and Recovery
For the nine months ended September 30, 2025, PM&R net sales were $176.2 million, an increase of 1.6% compared to the prior year period, primarily due to volume growth partially offset by the effects of certain revenue streams that we strategically decided not to pursue this year. RFA solutions net sales grew 10.9% as a result of positive momentum in RFA generator sales, which resulted in more RFA procedures. Surgical pain and recovery net sales decreased by 8.9% primarily driven by lower volume.
Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	% Change
North America	$135.8	$134.3	1.1%	$405.1	$403.0	0.5%
Europe, Middle East and Africa	28.7	23.2	23.7	75.2	69.7	7.9
Asia Pacific and Latin America	13.3	12.9	3.1	40.0	35.5	12.7
Total net sales	$177.8	$170.4	4.3%	$520.3	$508.2	2.4%

Cost of Products Sold (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Specialty Nutrition Systems	$52.5	$42.9	$142.8	$122.9
Pain Management and Recovery	26.5	25.3	78.3	74.2
Segment Cost of Products Sold(a)	79.0	68.2	221.1	197.1
Corporate and Other	12.8	9.3	31.3	27.8
Total Cost of Products Sold	$91.8	$77.5	$252.4	$224.9
__________________________________________________
(a)    Segment Cost of Products Sold includes the “Cost of goods sold” and “Distribution” line items in “Segment Information” in Note 5 to the condensed consolidated financial statements, $3.7 million and $10.6 million of depreciation and amortization expense in the three and nine months ended September 30, 2025, respectively, and $2.9 million and $8.7 million of depreciation and amortization expense in the three and nine months ended September 30, 2024, respectively.
For the three and nine months ended September 30, 2025 compared to the prior year period, cost of products sold increased primarily due to increased tariffs along with increases in net sales across both our reportable segments.
Research and Development (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Specialty Nutrition Systems	$4.6	$4.7	$13.3	$13.0
Pain Management and Recovery	$1.4	$2.0	3.8	6.0
Segment Research and Development	6.0	6.7	17.1	19.0
Corporate and Other	$—	$0.5	0.1	1.5
Total Research and Development	$6.0	$7.2	$17.2	$20.5
__________________________________________________
(a)    Segment Research and Development includes $0.2 million and $0.6 million of depreciation and amortization expense in the three and nine months ended September 30, 2025, respectively, and no depreciation and amortization expense in each of the three and nine months ended September 30, 2024, respectively.
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches.
Selling and General Expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Specialty Nutrition Systems	$33.5	$32.0	$99.3	$99.0
Pain Management and Recovery	$29.1	$29.7	90.2	94.1
Segment Selling and General Expenses	62.6	61.7	189.5	193.1
Corporate and Other	15.0	12.6	47.3	45.7
Total Selling and General Expenses	$77.6	$74.3	$236.8	$238.8
__________________________________________________
(a)    Segment Selling and General Expenses includes the “Advertising, promotion and selling expenses” and “General expenses” line items in “Segment Information” in Note 5 to the condensed consolidated financial statements and $4.7 million and $14.5 million of depreciation and amortization expense in the three and nine months ended September 30, 2025, respectively, and $4.8 million and $14.1 million of depreciation and amortization expenses in the three and nine months ended September 30, 2024, respectively.
Selling and general expenses increased in the three months ended September 30, 2025 compared to the prior year period due primarily to post-RH Divestiture restructuring costs that are included in Corporate and Other. In the nine months ended September 30, 2025, selling and general expenses decreased compared to the prior year period, driven by savings realized from the execution on the Transformation Process and increased spending discipline.

Other Expense (Income), net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Specialty Nutrition Systems	$0.4	$—	$0.3	$—
Pain Management and Recovery	$—	$—	0.1	—
Segment Other Expense, net	0.4	—	0.4	—
Corporate and Other	$1.9	$(0.6)	0.6	1.7
Total Other Expense (Income), net	$2.3	$(0.6)	$1.0	$1.7
Other income and expense, net was an expense of $2.3 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, compared to other income, net of $0.6 million and other expense, net of $1.7 million in the three and nine months ended September 30, 2024, respectively. Other expense in the nine months ended September 30, 2025 includes a recovery of $1.4 million related to a customer claim in 2023 and a loss on the sale of our HA product line.
Operating Income (Loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Specialty Nutrition Systems	$23.0	$18.6	$62.1	$55.8
Pain Management and Recovery	$2.0	$0.8	4.0	(1.2)
Segment Operating Income	25.0	19.4	66.1	54.6
Corporate and Other	$(24.9)	$(7.4)	(130.2)	(32.3)
Total Operating Income (Loss)	$0.1	$12.0	$(64.1)	$22.3
The above-described items drove segment operating income to $25.0 million and $66.1 million for the three and nine months ended September 30, 2025, respectively, compared to operating income of $19.4 million and $54.6 million for the three and nine months ended September 30, 2024, respectively. Goodwill impairment of $77.0 million drove consolidated operating loss to $64.1 million for the nine months ended September 30, 2025, compared to income of $22.3 million in the nine months ended September 30, 2024.
Adjusted Operating Income
A reconciliation of adjusted operating income, a non-GAAP measure, to operating income is provided in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Income (Loss), as reported (GAAP)	$0.1	$12.0	$(64.1)	$22.3
Acquisition and integration-related charges	0.4	1.6	0.4	4.1
Restructuring and transformation charges	—	0.7	—	5.2
Post-RH Divestiture transition charges	—	0.7	—	2.2
Post-RH Divestiture restructuring	10.3	2.3	17.9	6.4
Goodwill impairment	—	—	77.0	—
EU MDR Compliance	—	1.6	—	4.4
Litigation and legal	—	—	(1.4)	—
Intangibles amortization	4.4	6.4	14.7	18.8
Adjusted operating income (non-GAAP)	$15.2	$25.3	$44.5	$63.4

The items noted in the table above are described below:
Acquisition and integration-related charges: We had $0.4 million of acquisition or integration-related charges in each of the three and nine months ended September 30, 2025, related to our acquisition of Nexus in September 2025. Acquisition and integration related charges were $1.6 million and $4.1 million for the three and nine months ended September 30, 2024, respectively. Expenses in the three and nine months ended September 30, 2024 were related to our acquisition of Diros Technology Inc. in July 2023.
Restructuring and transformation charges: In January 2023, we initiated the Transformation Process, a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies. We had no expenses related to the Transformation Process in each of the three and nine months ended September 30, 2025 periods and $0.7 million and $5.2 million of expenses, respectively, in the three and nine months ended September 30, 2024 related to the Transformation Process, primarily for employee severance and benefits costs. See Note 3, “Restructuring Activities” in the accompanying notes to the condensed consolidated financial statements.
Post-RH Divestiture transition charges: In conjunction with the divestiture of our RH business, we incurred professional services fees, equipment write-offs and incremental labor charges of approximately $0.7 million and $2.2 million for the three and nine months ended September 30, 2024, respectively.
Post-RH Divestiture restructuring charges: During 2024 we initiated a post-RH divestiture restructuring plan intended to align our organizational structure and operational footprint with our remaining business (the “Plan”). In the three and nine months ended September 30, 2025, we incurred expenses of $10.3 million and $17.9 million, respectively, compared to $2.3 million and $6.4 million of expenses incurred in the three and nine months ended September 30, 2024, respectively. Expenses primarily consisted of employee severance and benefits costs, professional services fees and equipment write-offs and other losses on asset disposals. See Note 3, “Restructuring Activities” in the accompanying notes to the condensed consolidated financial statements.
Goodwill impairment: In the second quarter of 2025, our market capitalization decreased to the extent that we determined that it was more likely than not that the fair value of one or more of our two reporting units was below its carrying value. Accordingly, we completed an interim goodwill impairment test as of June 30, 2025, using a combination of income and market approaches to determine the fair value of the reporting units. As a result, we concluded that the fair value of the PM&R reporting unit was below its carrying value and we recorded a $77.0 million impairment to goodwill, which is included in “Goodwill impairment” in the accompanying condensed consolidated income statement.
EU MDR Compliance: The European Union Medical Device Regulation (the “EU MDR”) brings significant new requirements for our medical devices sold in the European Union. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We incurred no costs for EU MDR compliance for the three and nine months ended September 30, 2025 periods, and $1.6 million and $4.4 million of costs for EU MDR compliance for the three and nine months ended September 30, 2024, respectively.
Litigation and legal: We had no costs for litigation matters in the three months ended September 30, 2025. In the nine months ended September 30, 2025, we recovered $1.4 million related to a settlement for a customer claim from 2023. We had no costs for litigation matters in the three and nine months ended September 30, 2024.
Intangibles amortization: Intangibles amortization is related primarily to intangibles acquired in business acquisitions and was $4.4 million and $14.7 million for the three and nine months ended September 30, 2025, respectively, and $6.4 million and $18.8 million for the three and nine months ended September 30, 2024, respectively.
Interest Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our revolving credit facility net of interest capitalized on long-term capital projects. See Note 9, “Debt” in Item 1 of this Form 10-Q. Interest expense was $1.8 million and $5.9 million for the three and nine months ended September 30, 2025, respectively, compared to $3.2 million and $9.4 million in the three and nine months ended September 30, 2024, respectively. Our outstanding debt balances, net of unamortized discounts, were $102.8 million and $134.7 million as of September 30, 2025 and December 31, 2024, respectively.
Income Taxes
The income tax provision was $0.2 million and $4.2 million in the three and nine months ended September 30, 2025, respectively, compared to $3.6 million and $6.5 million in the three and nine months ended September 30, 2024, respectively. Our effective tax rate was (16.7)% and (6.2)% in the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, our effective tax rate was 37.9% and 37.8%, respectively.

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
As of September 30, 2025, $26.4 million of our $70.5 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and cash equivalents decreased by $37.2 million to $70.5 million as of September 30, 2025, compared to $107.7 million as of December 31, 2024. The decrease was primarily driven by $24.7 million of capital expenditures, $28.3 million used to purchase Nexus, $4.8 million of investments in non-affiliates, payments of $7.0 million on our term loan and payments of $25.0 million on our revolving credit facility. This was partially offset by $46.5 million of cash provided by operations and $4.0 million in proceeds received from asset sales.
In the prior year, cash and cash equivalents increased by $1.3 million to $89.0 million as of September 30, 2024. The increase was primarily driven by $42.8 million of cash provided by operations and $20.0 million in proceeds from our revolving credit facility. This was partially offset by $13.0 million of capital expenditures, a $9.0 million investment in a note receivable, payments of $6.3 million on our term loan, payments of $20.0 million on our revolving credit facility and $12.7 million used to repurchase shares of our common stock.
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
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of September 30, 2025, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis.
See Note 9, “Debt” in Item 1 of this Form 10-Q for further details regarding our debt agreements.

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared by applying certain accounting policies. See Note 1, “Accounting Policies” in Item 8, “Financial Statements and Supplementary Data” in the Form 10-K, which describes our most significant accounting policies. In addition, our critical accounting policies and estimates are presented under the caption “Critical Accounting Policies and Use of Estimates” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K. Certain of these policies require management to make estimates or assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies. See Note 1, “Accounting Policies” in Item 1 of this Form 10-Q for updates to our critical accounting policies and a discussion of recent accounting pronouncements. In the three and nine months ended September 30, 2025, there were no significant changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.

Item 4.    Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President, Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our customers depend on third-party coverage and reimbursements. The failure of healthcare programs to provide coverage and reimbursement, or reductions in or eliminations of reimbursements, could have a material adverse effect on our business.
The ability of our customers to obtain coverage and reimbursements for products they purchase from us is important to our business. Demand for many of our existing and new medical products is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients’ medical expenses in the countries where we do business. Any reduction in or elimination of the amount of reimbursements received by our customers could harm our business by reducing their selection of our products and the prices they are willing to pay.

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
Our PM&R portfolio of products includes RFA treatments for peripheral nerve pain. Currently, Medicare covers RFA treatments for peripheral nerve pain when deemed medically necessary and other treatments have not been successful. Recently, a number of Medicare Administrative Contractors (“MACs”) have drafted a proposed coverage policy questioning whether RFA treatment for peripheral nerve pain is reasonable and necessary for Medicare coverage. A final determination on this issue is expected to be made in early 2026. While Avanos has joined an industry coalition and taken other steps to advocate against any change to the existing Medicare reimbursement policies for peripheral RFA treatments, there can be no assurance that such efforts will be successful. A final determination by certain MACs that RFA treatment for peripheral nerve pain is not reasonable and necessary for coverage would eliminate Medicare reimbursements for such treatments for such MACs, which could have a material adverse effect on sales of our RFA products.

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

AVANOS MEDICAL, INC.
(Registrant)

November 5, 2025	By:	/s/ Scott M. Galovan
Scott M. Galovan
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

November 5, 2025	By:	/s/ John J. Hurley
John J. Hurley
Controller
(Principal Accounting Officer)