Form 10-K
period 2025-12-31
AVANOS MEDICAL, INC.
filed 2026-02-24
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates or registrant on June 30, 2025 was $565,451,133.
As of February 17, 2026, there were 46,503,458 shares of Avanos Medical, Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for the Avanos Annual Meeting of Stockholders to be held on April 21, 2026 is incorporated by reference into Part III.

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
•pandemics or other health emergencies (such as the COVID pandemic);
•the failure of healthcare programs to provide coverage and reimbursement, or reductions in levels of reimbursement;
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
•litigation and enforcement actions;
•price fluctuations in key commodities;
•the impact of tariffs;
•the imposition of new or increased tariffs by the United States or the imposition of retaliatory tariffs and other trade restrictions by other countries;
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

2

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
We conduct our business in two operating and reportable segments that provide our medical device products to healthcare providers and patients. We have manufacturing facilities in the United States, Mexico and Canada. Within our reportable segments, we provide a portfolio of innovative product offerings focused on Specialty Nutrition Systems and Pain Management and Recovery to improve patient outcomes and reduce the cost of care.
Specialty Nutrition Systems (“SNS”) is a portfolio of products including:
•Enteral feeding, which includes products such as our MIC-KEY® enteral feeding tubes and Corpak® patient feeding solutions. In the years ended December 31, 2025, 2024 and 2023, our MIC-KEY enteral feeding tubes (the “MIC-KEY Products”) and our Corpak feeding solutions (the “Corpak Products”) each accounted for more than 10% of our consolidated net sales.
•Neonate solutions, which includes NeoMed® neonatal and pediatric feeding solutions and Nexus TKO™ anti-reflux needleless connectors. In the years ended December 31, 2025, 2024 and 2023, our NeoMed neonatal and pediatric feeding solutions (the “NeoMed Products”) accounted for more than 10% of our consolidated net sales.
Pain Management and Recovery (“PM&R”) is a portfolio of non-opioid pain solutions including:
•Surgical pain and recovery products, such as our ON-Q® and ambIT® surgical pain pumps and our Game Ready® cold and compression therapy systems. In the years ended December 31, 2025 and 2024, none of our surgical pain and recovery products individually accounted for more than 10% of our consolidated net sales. In the year ended December 31, 2023, our ON-Q surgical pain pump individually accounted for more than 10% of our consolidated net sales.
•Radiofrequency Ablation (“RFA”) solutions, which provide minimally invasive pain-relieving therapies, such as our COOLIEF® pain therapy products (the “COOLIEF Products”) and our Trident™ and ESENTEC™ RFA products used to treat chronic pain conditions. In the years ended December 31, 2025 and 2024, none of our RFA solutions individually accounted for more than 10% of our consolidated net sales. In the year ended December 31, 2023, our COOLIEF Products accounted for more than 10% of our consolidated net sales.

Acquisitions
On September 11, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Nexus Merger Sub, LLC, a newly formed wholly owned subsidiary of the Company (“Merger Sub”), Nexus Medical, LLC, a Kansas limited liability company (“Nexus”), and Edward Kuklenski, as representative of Nexus’ members. The transaction contemplated by the Merger Agreement (the “Nexus Acquisition”) closed concurrently with the execution of the Merger Agreement. Pursuant to the Merger Agreement, Nexus, a privately held medical device company, merged with and into Merger Sub, with Nexus surviving the merger as a wholly owned subsidiary of the Company. The total purchase price paid by the Company in the Nexus Acquisition was $27.0 million (subject to certain working capital and other adjustments), with up to an additional $20.0 million payable in contingent cash consideration based on the increase in net sales of certain Nexus products during the first three years following the acquisition. The purchase price in the Nexus Acquisition was funded by available cash on hand.
On July 24, 2023, we closed the acquisition of Diros Technology Inc. (“Diros”), a leading manufacturer of innovative RFA products used to treat chronic pain conditions (the “Diros Acquisition”). The purchase price was approximately $53.0 million, consisting of $2.5 million cash paid upon entry into the definitive agreement and $50.5 million in cash at closing less working capital and other adjustments, with an up to additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement. The purchase price for the Diros Acquisition was funded by available cash on hand and proceeds from our Revolving Credit Facility.
For further information regarding the acquisitions of Nexus and Diros, see “Business Acquisitions” in Note 4 to the Consolidated financial statements in Item 8 of this Form 10-K.
Sales of Assets
On July 31, 2025, we sold substantially all the assets associated with our HA product line to CMM, a privately held company. In the fourth quarter of 2025, we sold the assets associated with our Game Ready rental business. These transactions align with our ongoing transformation initiative, which is focused on advancing our strategic SNS and PM&R segments.
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
In conjunction with the RH Divestiture, we and Buyer entered into various transition services agreements pursuant to which we, Buyer and each company’s respective affiliates provide to each other various transitional services, including, but not limited to, product manufacturing and distribution, facilities, order fulfillment, invoicing, quality assurance, regulatory support, audit support and other services. The remaining limited support services being performed will terminate no later than three years following the closing. For further information regarding the RH Divestiture, see “Discontinued Operations” in Note 7 to the Consolidated financial statements in Item 8 of this Form 10-K.
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
Distribution
While our products are generally marketed directly to hospitals and other healthcare providers, they are generally sold through third-party wholesale distributors, with some sales directly to healthcare facilities and other end-user customers. In the year ended December 31, 2025, approximately 49% of our net sales in North America were made through distributors. In the year ended December 31, 2025, sales to Medline Industries accounted for approximately 12% of consolidated net sales. In the year ended December 31, 2024, sales to McKesson Corporation and Medline Industries accounted for approximately 18% and 17% of consolidated net sales, respectively. In the year ended December 31, 2023, sales to Medline Industries, McKesson Corporation, and Owens & Minor, Inc. accounted for approximately 15%, 13%, and 6% of consolidated net sales, respectively.

Outside North America, sales are made either directly to end-user customers or through distributors, depending on the market served. In the year ended December 31, 2025, approximately 67% of our net sales outside North America were made through wholesalers or distributors.
We utilize distribution centers in North America, Europe, Australia and Japan. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.
Group Purchasing Organizations
Our agreements with GPOs enables us to sell our products to their members, whether sold directly by us or through independent wholesale distributors. Agreements with GPOs are generally renewed every three years. GPOs negotiate pricing and volume purchasing discounts for hospitals, physician practices and other health care providers and institutions. Under our agreements with GPOs, we pay a fee based on sales of our products to GPO members, which is recorded as a reduction of net sales. Approximately 29% of our global net sales in the year ended December 31, 2025, including sales to wholesale distributors, were contracted through GPOs.
Competition
While no single company competes with us across the full breadth of our offerings, we face competition in U.S. and international markets.
There are a variety of treatment means and alternative clinical practices to address pain management and recovery and enteral feeding. We face competition from these alternative treatments, as well as improvements and innovations in products and technologies by our competitors. Major competitors include, among others:
•Specialty Nutrition Systems: Boston Scientific Corporation, Cook Medical, Applied Medical Technology, Inc. and Cardinal Health
•Pain Management and Recovery: Boston Scientific Corporation, Pacira Pharmaceuticals, Inc., Stryker Corporation, Medtronic plc, Pajunk Medical Systems, Stratus Medical and Nice Recovery Systems.
In developing and emerging markets, alternative clinical practices and different standards of care are our primary competition.
While we believe that the number of procedures using our products will grow due, in part, to increasing global access to healthcare, we expect that our ability to compete with other providers of similar products will be impacted by rapid technological advances, pricing pressures and third-party reimbursement practices. We continued to defend our market positions in 2025, launching two new products globally and completing the Nexus Acquisition, which expanded our portfolio into the vascular access market. The Nexus Acquisition enhanced our product offerings and is aligned with our existing call points, increasing our relevance with current customers. We believe that our key product characteristics, such as proven efficacy, reliability and safety, along with our product launch capability, efficient manufacturing processes, education and training, and our established distribution network, field sales organization and customer service group, are important factors that distinguish us from our competitors.
Research and Development
We continuously engage in research and development to commercialize new products and enhance the effectiveness, reliability and safety of our existing products. We incurred research and development costs of $23.3 million in 2025, $26.2 million in 2024 and $27.2 million in 2023. These amounts consisted primarily of salaries and related expenses for personnel, product trial costs, outside laboratory and license fees, the costs of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches.
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
We hold numerous patents and have numerous patent applications pending in the United States and other countries that relate to the technology used in many of our products. We utilize patents in our Pain Management and Recovery and Specialty Nutrition Systems products. These patents generally expire between 2026 and 2047. None of the patents we license from third parties are material to our business.
We consider the patents we own and the trademarks under which we sell certain of our products, as a whole, to be material to our business. However, we do not consider our business to be materially dependent upon any individual patent or trademark.

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
Compliance with these laws and regulations is costly and materially affects our business. Among other effects, healthcare regulations substantially increase the time, difficulty and costs incurred in obtaining and maintaining approval to market newly developed and existing products. For example, in the United States, before we can market a new medical product, or market a new use for, claim for or significant modification to an existing product, we generally must first receive clearance under Section 510(k) of the Food, Drug and Cosmetic Act (“510(k) clearance”) from the United States Food and Drug Administration (“FDA”). In order for us to obtain 510(k) clearance, the FDA must determine that our proposed product is substantially equivalent to a device legally on the market, known as a predicate device, with respect to intended use, technology, safety and effectiveness. Similarly, most major markets for medical devices outside the United States also require clearance, approval or compliance with certain standards before a product can be commercially marketed. For instance, the European Union, or EU, harmonized national regulations for the control of medical devices through the European Medical Device Directive (“EU MDD”), with which manufacturers must comply. To sell medical devices in the EU, manufacturers must place a CE mark on their products, signifying to customers that the products meet EU requirements for safety and performance. For all but the lowest risk medical devices, manufacturers must have approval from a notified body prior to placing the CE mark on their devices. Medical devices without a CE mark may not be sold or distributed in the EU.
During 2021, the European Union adopted the EU Medical Device Regulation (“EU MDR”), replacing the EU MDD. The main goal of this regulation is to enhance product safety, quality and transparency for medical devices within the European Union. To achieve this, the EU MDR includes significant new requirements for medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, and additional post-market surveillance and diligence. Compliance with the EU MDR requires re-certification of many of our products to the enhanced standards, during a transition period ending December 31, 2027 or December 31, 2028, depending upon the classification of the device. Complying with the EU MDR has required us to incur significant expenditures.
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
In addition to regulatory initiatives, our business can be affected by ongoing studies of the utilization, safety, effectiveness and outcomes of healthcare products and their components. These studies, which are regularly conducted by industry participants, government agencies and others, can call into question the utilization, safety and effectiveness of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of, or limitations on, marketing of products domestically or worldwide, and may give rise to claims for damages from persons who believe they have been injured as a result of their use.
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
Since we market our products worldwide, certain products and variations of product lines must also meet applicable local regulatory requirements. Certain additional risks are inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on participation in local enterprises, expropriation, nationalization, and other governmental action.
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
Employee demographics presented in the table below represent the number of employees as of December 31, 2025:

Global Employees	2025	% of Total
United States and Canada	754	32.9%
Mexico	1,324	57.9%
Latin America	10	0.4%
Europe, Middle East and Africa	108	4.7%
Asia Pacific	91	4.0%
Total	2,287

Compensation
We strive to compensate employees competitively and fairly in markets throughout the world. Compensation for salaried employees is strongly tied to performance objectives. Salaried employees above a certain pay grade have a substantial portion of their total compensation subject to performance objectives. More about the compensation paid to our executive officers can be found in the proxy statement relating to our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”).
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
Workforce & Global Culture
We are an equal opportunity employer committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status or other legally protected characteristic.
We believe that a strong, high-performing organization benefits from a workforce that reflects a broad range of backgrounds, experiences, and perspectives. This commitment supports our ability to serve diverse patients, customers, and communities around the world and contributes directly to innovation, sound decision-making, and long-term business success.
Our Human Resources organization is responsible for establishing the strategy and providing direction, guidance, and support to employee networks and engagement initiatives that strengthen connection, collaboration, and belonging across the enterprise. Through these efforts, we seek to enhance engagement and motivation across our global workforce and to cultivate an environment where employees can perform at their best and advance based on merit and contribution.
The following table shows various diversity metrics for the Company as of December 31, 2025.

Employee Diversity	2025
Women - global director and above(a)	30.8%
Ethnically diverse - U.S. director and above(a)	25.9%
Women - global salaried employees	49.8%
Ethnically diverse - U.S. salaried employees	30.9%
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
We rely on the proper function, security and availability of our information technology systems and data, as well as those of third parties, to operate our business, and a breach of our information technology systems, could have a material adverse effect on our business.
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
Lastly, our information technology systems may be subjected to damage or interruption from power outages, computer and telecommunication failures, usage errors by our employees, security breaches, computer viruses or other malicious codes, unauthorized access attempts and cyber, phishing or ransomware attacks. Furthermore, we rely on third-party vendors to support certain aspects of our information technology systems and to store certain information. These third parties could also be subject to these types of attacks. These attacks could result in our intellectual property and other confidential information, including personal health information, being lost or stolen, disruption of our operations, loss of reputation and other negative consequences, such as increased costs for security measures or remediation costs and diversion of management attention. While we will continue to implement additional protective measures to reduce the risk of and detect future cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. There can be no assurance that our protective measures will prevent future attacks that could have a material adverse effect on our business.
Our failure to effectively integrate AI into our information technology systems and operations could have a material adverse effect on our business.
The development, adoption and use of generative artificial intelligence, or AI, technology presents opportunities and risks. We are working to expand our use of AI to drive efficiencies and enhance productivity, including in the areas of finance, procurement, marketing and IT support. In early 2025, we implemented secure enterprise versions of Microsoft Co-Pilot and Enterprise ChatGPT within our organization. We also implemented an Open Text AI solution to automate sales order ingestion into SAP. We conducted security assessments and tests to mitigate risk prior to the rollout of these AI tools. In 2026, we plan to start working with enterprise Claude Code for non-proprietary coding work and to develop AI Agents in our secure enterprise ChatGPT environment for conducting data analysis. We have published an enhanced policy with additional guardrails to address the AI-related risks associated with data privacy, cybersecurity and copyright and intellectual property protections. However, there can be no assurance that we will be able to successfully integrate AI into our operations or that usage of AI will enhance our operations or be beneficial to our business, including our efficiency or profitability.
The development, adoption and use of AI technology is still at an early stage, and ineffective or inadequate AI development or deployment practices by the Company or third-party vendors could result in negative or unintended consequences. In addition, there are technical challenges associated with achieving the desired level of accuracy, efficiency and reliability in AI technology. The algorithms and models utilized in AI systems may have limitations, including biases, errors or an inability to handle certain data types or scenarios. Furthermore, there is a risk of AI-related system failures, disruptions or vulnerabilities that could compromise the integrity, security or privacy of the generated content. These limitations or failures could result in operational inefficiencies, reputational damage and legal liabilities. AI technology also presents new and significant cybersecurity safety risks. Additionally, developing, testing and deploying AI systems may require additional investment and increase our costs.
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
A pandemic or other public health emergency could adversely impact our business operations, financial condition, results of operations and cash flows.
In connection with prior pandemics (such as the COVID-19 pandemic), governmental authorities and private enterprises implemented measures, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These or other measures may in the future be implemented in connection with another pandemic or public health emergency. Our customers, global suppliers, distributors and manufacturing facilities have in the past been, and could in the future be, materially affected by restrictive measures implemented in response to a pandemic or public health emergency. As a result of a future pandemic or public health emergency, we could experience delays in, or the suspension of, our manufacturing operations, sales activities, research and product development activities, regulatory work streams and other important commercial functions, which may have a material adverse impact on our business, financial condition, results of operations and cash flows. The extent of any future pandemic or public health emergency’s effect on our business and industry will depend on, among other things, the severity of the disease, the successful development, distribution and acceptance of vaccines for diseases, future resurgences and/or the spread of disease variants, all of which are uncertain and difficult to predict.
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
In January 2023, we initiated a three-year restructuring initiative (the “Transformation Process”) pursuant to which we have: (i) combined our Chronic Care and Pain Management franchises into a single commercial organization focused on the SNS and PM&R product categories; (ii) rationalized our product portfolio including certain low-margin, low-growth product categories, through targeted divestitures (such as the RH Divestiture and the sale of our HA assets); (iii) undertaken additional cost management activities to enhance our operating profitability; and (iv) pursued efficient capital allocation strategies, including through acquisitions that meet our strategic and financial criteria (such as the Nexus Acquisition and the Diros Acquisition). The initial activities associated with the Transformation Process were substantially complete at the end of 2024. During 2024, following the RH Divestiture, we initiated the final phase of the Transformation Process, which is aimed at aligning our organizational structure, our manufacturing and distribution activities, and our operational footprint with our remaining business. In the first six months of 2025, the Plan was expanded to accommodate additional manufacturing and operational initiatives. In the fourth quarter of 2025, the assessment of our organization performed in conjunction with the appointment of our new Chief Executive Officer was completed and the Plan was expanded to align our organizational structure with our business needs. The initiatives associated with the expansion of the Plan are expected to run through 2026. The Transformation Process is subject to a variety of known and unknown risks and uncertainties, including the potential that we may not be able to: achieve the anticipated benefits and cost-saving opportunities identified in the restructuring initiative. In addition, the expected benefits and cost-saving opportunities related to the Transformation Process may take longer to realize than expected. Further, implementation of the Transformation Process could be disruptive to our operations and result in reduced employee morale. Failure to fully realize or maintain the anticipated benefits of the Transformation Process could have a material adverse impact on our business, results of operations, financial condition and cash flows.
We may not achieve the expected benefits of our divestiture activities.
One of the objectives of the Transformation Process is the rationalization of our product portfolio through targeted divestitures such as the RH Divestiture. The RH Divestiture represents a key component of the Transformation Process, and was aimed at accelerating the Company’s efforts to focus its portfolio on markets where it is well positioned to succeed. We may engage in additional divestiture activities in the future. Any divestiture we undertake is subject to a variety of known and unknown risks and uncertainties, including the potential that we may not be able to achieve the anticipated benefits of such divestiture. In addition, the expected benefits related to any divestiture may take longer to realize than expected. Further, any divestiture could be disruptive to our operations and result in reduced employee morale. Failure to fully realize the anticipated benefits of any divestiture could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Ongoing regional conflicts and the related implications could have a material adverse effect on our business and results of operations.
We are subject to risks as a result of regional conflicts in different parts of the world, including the conflict between Russia and Ukraine and conflict in the Middle East. As a result of the ongoing military conflict between Russia and Ukraine, the United States and other countries have imposed significant sanctions on Russia and could impose even wider sanctions. Conflict in the Middle East could negatively affect sales of our products in that region and could give rise to embargoes on, or disruptions to, the supply of petroleum. In addition, actual or threatened military conflict between China and Taiwan could result in significant disruptions to our supply chain. Furthermore, any military action taken by the United States against drug cartels in Mexico could disrupt political and economic relations between the United States and Mexico, which could have a material adverse impact on our manufacturing operations in Mexico. These military conflicts and related sanctions or embargoes could damage or disrupt international commerce, shipping, supply chains and the global economy. We cannot predict the broader or longer-

term consequences of these conflicts, which could include further sanctions and embargoes, regional instability, geopolitical shifts, exchange rate fluctuations, inflation, financial market disruptions and economic recession. Further, these conflicts could exacerbate supply chain challenges, lead to an increase in cyberattacks from Russia and elsewhere, affect the global price and availability of key commodities, reduce our sales and earnings or otherwise have an adverse effect on our business and results of operations.
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
Inflationary pressures remain significant due to general macroeconomic factors as well as the global supply chain disruptions, labor shortages and other factors. We expect those inflationary trends to continue for the foreseeable future. These inflationary pressures have affected our manufacturing costs, operating expenses (including wages) and other expenses. We may not be able to pass these cost increases on to our customers in a timely manner, which could have an impact on our gross margins and profitability. In addition, inflation has resulted in higher interest rates and could otherwise adversely impact the macroeconomic environment, which in turn could adversely impact our customers and their ability or willingness to purchase our products. Our inability to successfully manage the effects of inflation could have a material adverse effect on our business, results of operations and cash flows.

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
In addition, Mexico periodically experiences heightened civil unrest, and certain areas of the country suffer from persistent criminal activity, both of which could interfere with our manufacturing operations, cause transportation delays or stoppages and otherwise disrupt the supply of products to and from our facilities. Furthermore, any military action taken by the United States against drug cartels in Mexico could disrupt political and economic relations between the United States and Mexico, which could have a material adverse impact on our manufacturing operations in Mexico.
Further, we have experienced inflationary pressure on our labor and other costs in Mexico. Continued increases in such costs could adversely affect our business, results of operations, financial condition and cash flows. These pressures may be exacerbated by exchange rate fluctuations in the Mexican peso.
Since February 2025, the United States has imposed a number of new tariffs on goods originating from many countries in the world, including Mexico. These tariffs have increased the costs of the products we manufacture in Mexico. As of the date of this Form 10-K, it remains unclear whether new or increased tariffs will be imposed on goods imported from Mexico and, if so, at what level and for how long. Furthermore, the U.S. administration has expressed antipathy towards certain existing international trade agreements and organizations, including the United States-Mexico-Canada Agreement (USMCA), which overhauled and updated the North American Free Trade Agreement (NAFTA). An amendment to or the United States’ withdrawal from the USMCA could result in increased tariffs or other new trade restrictions on imports from Mexico. New or increased tariffs on goods imported from Mexico, whether resulting from a Presidential executive order, legislation or amendments to or withdrawal from the USMCA, may result in significant increases in tariffs on the products we import from Mexico, which would increase the cost of such products.
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
Due to our international operations, we transact business in many foreign currencies and are subject to the effects of changes in foreign currency exchange rates, including the Canadian dollar, Mexican peso and the Euro. Our financial statements are reported in U.S. dollars with international transactions being translated into U.S. dollars. If the U.S. dollar strengthens in relation to the currencies of other countries where we sell our products, our U.S. dollar reported net sales and income will decrease. Additionally, we incur significant costs in foreign currencies and a fluctuation in those currencies’ value can negatively impact manufacturing and selling costs.
We engage in hedging transactions in attempts to minimize the effects of foreign currency exchange rate fluctuations. There can be no assurance that these hedging transactions will be effective. Changes in the relative values of currencies occur regularly and could have an adverse effect on our business, results of operations, financial condition and cash flows. Our exposure to currency exchange rate fluctuations is heightened due to the concentration of our manufacturing operations in Mexico. For example, a hypothetical appreciation of 10% in the value of the Mexican peso in relation to the U.S. dollar would have an immaterial impact to operating profit for the year ended December 31, 2025.
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
Most of our manufacturing facilities are located outside the United States in Mexico. In addition, we use contract manufacturers outside the United States from time to time and may source many of our raw materials and components from foreign suppliers, including suppliers in China and Mexico. We distribute and sell our products globally. In 2025, approximately 22% of our net sales were generated outside of North America and we expect this percentage will grow over time. Our operations outside of the United States are subject to risks that are inherent in conducting business internationally, including compliance with both United States and foreign laws and regulations that apply to our international operations. These laws and regulations include robust data privacy requirements, labor relations laws that may impede employer flexibility, tax laws, anti-competition regulations, import, customs and trade restrictions, export requirements, economic sanction laws, environmental, health and safety laws, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. Given the high level of complexity of these laws, there is a risk that some provisions may be violated inadvertently or through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. In addition, these laws are subject to changes, which may require additional resources or make it more difficult for us to comply with these laws. Violations of the laws and regulations governing our international operations could result in fines or criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to manufacture or distribute our products in one or more countries and could have a material adverse effect on our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, results of operations, financial condition and cash flows. Our success depends, in part, on our ability to anticipate and prevent or mitigate these risks and manage difficulties as they arise.
We are subject to tariffs and taxes in the United States and numerous foreign jurisdictions, and we may be subject to trade protection measures that are being contemplated by the United States and other governments around the world, as well as potential disruptions in trade agreements, such as the exit of the United Kingdom from the EU. For example, during 2024 the United States announced increased tariffs on a Chinese-sourced component of certain of our products. While we have received an extension on the effectiveness of such tariffs, such extension expired at the end of 2025. In addition, since February 2025 the United States has imposed new tariffs on goods originating from many countries in the world. The tariffs imposed to date have increased the cost of the products and components we import. Additional tariffs have been threatened by the U.S. administration. As of the date of this Form 10-K, it remains unclear what tariffs will be imposed on imported goods from each country and, if so, at what level and for how long. These tariffs, for so long as they remain in effect, will increase the costs of the products we manufacture in Mexico and Canada and the foreign-origin goods that are incorporated in our products and may disrupt our established supply chains.
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

The tariffs imposed to date, and the imposition of new or additional tariffs by the United States, along with retaliatory tariffs and other trade restrictions imposed by other countries, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Most of our manufacturing facilities are located in Mexico. In addition, we have a manufacturing facility located in Canada and use contract manufacturers outside the United States. Further, we source many of our raw materials and components from foreign suppliers, including suppliers in China and Mexico. We distribute and sell our products globally.
We are subject to tariffs and taxes in the United States and numerous foreign jurisdictions. Since February 2025, the United States has imposed new tariffs on goods originating from many countries in the world. Additional tariffs have been threatened by the U.S. administration. Tariff levels are subject to significant change with little or no prior notice. These tariffs, for so long as they remain in effect, will increase the costs of the products we manufacture in Mexico and Canada and the foreign-origin goods that are incorporated in our products and may disrupt our established supply chains. We have taken action to mitigate the impact tariffs, including through cost containment measures, pricing actions where appropriate, supply chain adjustments and reliance on existing international agreements that allow for reduced or duty-free importation of products. However, if we are unable to successfully pass through the additional cost of these tariffs to our customers, or if higher prices reduce demand for our products, or if we are otherwise unable to mitigate the impact of tariffs through supply chain adjustments and other actions, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Financial conditions affecting the banking system and financial markets and the potential threats to the solvency of commercial banks, investment banks and other financial institutions may have an adverse effect on our operations and the operations of companies with which we do business or in which we hold a minority stake. There can be no assurance that the actions taken by the Federal Reserve, the Treasury Department and the Federal Deposit Insurance Corporation in response to bank solvency concerns will achieve the purpose of stabilizing the financial markets, restoring consumer confidence, or have other intended effects. Concerns about the stability of financial markets and the solvency of lenders may cause further negative effects across the banking system and may cause the costs of obtaining financing from the credit markets to increase, which may limit our ability to secure adequate financing in the future or have other negative effects on our business operations, financial condition, results of operations and cash flows.
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

In the second quarter of 2025, our market capitalization decreased to the extent that we determined that it was more likely than not that the fair value of one of our two reporting units was below its carrying value. Accordingly, we completed an interim goodwill impairment test as of June 30, 2025, using a combination of income and market approaches to determine the fair value of the reporting units. Consequently, we concluded that the fair value of our PM&R reporting unit was below its carrying value. As a result, we recorded a 77.0 million impairment to goodwill, which is included in “Goodwill impairment” in the accompanying condensed consolidated income statements.
In the fourth quarter of 2024, we assessed the recoverability of a certain asset group which resulted in an impairment loss of $100.2 million. Accordingly, we completed an interim goodwill impairment test as of December 1, 2024 and concluded that the fair value of our then single reporting unit was lower than its carrying value. As a result, during the fourth quarter of 2024, we recorded a $336.5 million impairment to goodwill.
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
•Response. We have an incident response plan for cybersecurity incidents and conduct response planning with tabletop exercises. We have engaged a third party to assist with forensic investigations and expert support when needed. When a cybersecurity incident is identified by our IT Security Director and Security Team, our Vice President, Chief Information Officer (the “CIO”) and other members of our IT team are alerted. Incidents are classified by severity with predefined definitions, actions and notifications for each severity level. Incidents that are defined as medium, high or critical are reported to the Chief Financial Officer, Principal Accounting Officer, General Counsel and CIO to determine materiality and associated public disclosure steps. For these incidents, we engage our third-party forensic partner to assist with containment, remediation and issuing a report on the incident.
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
During the year ended December 31, 2025, our Audit Committee met five times.

Our CIO (who has 17 years of cybersecurity experience), our Director of Global IT Security and Compliance (who has 19 years of cybersecurity experience and 26 years in IT), and our Associate Director of Global Cybersecurity (who has 28 years of cybersecurity experience) are the members of our management team who are responsible for assessing and managing our material risks from cybersecurity threats. Our CIO is a member of the Incident Response Team, and the Director of Global Cybersecurity is a member of our internal IT Security Team and the Incident Response Team.
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

Location	Country	Owned/Leased
Nogales	Mexico	Owned
Tucson, Arizona	USA	Leased
Tijuana	Mexico	Leased
Markham	Canada	Leased
Lenexa, Kansas	USA	Leased

ITEM 3.    LEGAL PROCEEDINGS
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. At present, although the results of litigation and claims cannot be predicted with certainty, we believe that the ultimate resolution of any pending legal proceeding to which we are a party will not have a material adverse effect on our business, financial condition, results of operations or liquidity. See “Commitments and Contingencies” in Note 15 to the consolidated financial statements in Item 8 of this Form 10-K for a description of current legal matters.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Avanos common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “AVNS”. We did not pay any dividends on our common stock in the years ended December 31, 2025 and 2024 and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
As of February 17, 2026, we had 8,318 holders of record of our common stock. No unregistered securities were sold by the Company within the past three years, and neither the Company nor any affiliated purchaser purchased any equity securities of the Company, other than repurchases described under “Share Repurchase Program” in Note 19 to the consolidated financial statements in Item 8 of this Form 10-K.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
Performance
The following graph compares the cumulative total return of our common stock from December 31, 2020 through December 31, 2025 with the cumulative return of companies comprising the Standard and Poor’s S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index. The graph plots the change in value of an initial investment of $100 in each of our common stock, the S&P MidCap 400 Index and the S&P 500 Health Care Equipment and Services Index over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends, and therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

21

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
December 31, 2025
AVNS
S&P MidCap 400
S&P 500 Health Care Equipment and Services

The preceding chart is based on the following data:

	AVNS	S&P MidCap 400	S&P 500 Health Care Equipment and Services
December 31, 2020	$100.00	$100.00	$100.00
December 31, 2021	75.57	131.14	132.50
December 31, 2022	58.95	122.12	128.36
December 31, 2023	48.89	151.57	138.80
December 31, 2024	34.70	182.29	145.51
December 31, 2025	24.48	206.59	197.41
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
•Business Acquisitions;
•Sales of Assets;
•Discontinued Operations;
•Risks Related to Tariffs
•Results of Operations and Related Information;
•Liquidity and Capital Resources;
•Critical Accounting Policies and Use of Estimates; and
•Legal Matters.
Goodwill and Intangibles Impairment
In the second quarter of 2025, our market capitalization decreased to the extent that we determined that it was more likely than not that the fair value of one of our two reporting units was below its carrying value. Accordingly, we completed an interim goodwill impairment test as of June 30, 2025, using a combination of income and market approaches to determine the fair value of the reporting units. Consequently, we concluded that the fair value of the Pain Management and Recovery (“PM&R”) reporting unit was below its carrying value. As a result, we recorded a $77.0 million impairment to goodwill, which is included in “Goodwill and intangibles impairment” in the accompanying consolidated income statements. In our most recent goodwill impairment test on July 1, 2025, we determined that the fair value of our reporting units equaled or exceeded the net carrying amount of our reporting units.
In the fourth quarter of 2024, we assessed the recoverability of a certain asset group which resulted in an impairment loss of $100.2 million. This impairment loss is included in “Goodwill and intangibles impairment” in the accompanying consolidated income statements. A roll-forward of our intangible assets is presented in Note 6, “Supplemental Balance Sheet Information”.
In the fourth quarter of 2024, we determined it was more likely than not that the fair value of our medical devices reporting unit may be below its carrying value. Accordingly, we completed an interim goodwill impairment test as of December 1, 2024, and recorded a $336.5 million impairment to goodwill, which is included in “Goodwill and intangibles impairment” in the accompanying consolidated income statements.
Restructuring Activities
In January 2023, we initiated the Transformation Process, a three-year restructuring initiative pursuant to which we have: (i) combined our Chronic Care and Pain Management franchises into a single commercial organization focused on the SNS and PM&R product categories; (ii) rationalized our product portfolio, including certain low-margin, low-growth product categories, through targeted divestitures (such as the RH Divestiture and the sale of our HA assets); (iii) undertaken additional cost management activities aimed at enhancing the Company’s operating profitability; and (iv) pursued efficient capital allocation strategies, including through acquisitions that meet the Company’s strategic and financial criteria (such as the Nexus Acquisition and the Diros Acquisition).
The initial restructuring activities in the Transformation Process related primarily to organizational design and the implementation of business process efficiencies. These initial restructuring activities and related costs were substantially complete at the end of 2024. The accompanying consolidated income statement for the year ended December 31, 2024 includes a net benefit of $0.8 million due to a gain on lease modification for our Alpharetta headquarters. Costs incurred in connection with the Transformation Process are in “Cost of products sold,” “Research and development,” “Selling and general expenses” and “Other expense, net”.
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
In the fourth quarter of 2025, the assessment of our organization performed in conjunction with the appointment of our new Chief Executive Officer was completed and the Plan was expanded to align our organizational structure with our business needs. As a result, we expect to incur up to $10.0 million of incremental expenses consisting primarily of employee severance and benefits. We anticipate annualized savings from these initiatives to be between $15.0 million and $20.0 million. The initiatives associated with the expansion of the Plan are expected to run through 2026.
In the year ended December 31, 2025, we incurred $32.4 million of costs related to the Plan, compared to $8.9 million in the year ended December 31, 2024. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying consolidated income statements.
Business Acquisitions
On September 11, 2025, we entered into the Nexus Acquisition pursuant to which Nexus, a privately held medical device company, became a wholly owned subsidiary of the Company. The total purchase price paid by the Company in the Nexus Acquisition was $27.0 million (subject to certain working capital and other adjustments), with up to an additional $20.0 million payable in contingent cash consideration based on the increase in net sales of certain Nexus product during the first three years following the acquisition. The purchase price in the Nexus Acquisition was funded by available cash on hand.
On July 24, 2023, we closed our acquisition of Diros, a leading manufacturer of innovative RFA products used to treat chronic pain conditions. The purchase price was approximately $53.0 million, consisting of $2.5 million cash paid upon entry into the definitive agreement and $50.5 million in cash at closing less working capital and other adjustments, with up to an additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement. The purchase price for the Diros Acquisition was funded by proceeds from our Revolving Credit Facility.
Sales of Assets
On July 31, 2025, we sold substantially all the assets associated with our HA product line to CMM, a privately held company. In the fourth quarter of 2025, we sold the assets associated with our Game Ready rental business. These transactions align with our ongoing transformation initiative, which is focused on advancing our strategic SNS and PM&R segments.
Discontinued Operations
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
Finally, as a result of the RH Divestiture, the results of operations from our RH business are reported as “Loss from discontinued operations, net of tax” in the condensed consolidated income statements. We did not have Net sales from discontinued operations for the year ended December 31, 2025. Net sales from discontinued operations were $54.6 million and $100.9 million in the years ended December 31, 2024 and 2023, respectively.
Risks Related to Tariffs
The tariffs imposed to date, and the imposition of new and increased U.S. tariffs and retaliatory trade measures by other countries pose significant risks to our global operations, particularly given our reliance on manufacturing facilities in Mexico and Canada, and on raw materials and components sourced from foreign suppliers, including suppliers in China and Mexico. In addition, we distribute and sell our products globally. The tariffs imposed to date have increased the cost of the products and components we import and may disrupt our established supply chains. Additional tariffs have been threatened by the U.S.

administration. We have taken action to mitigate the impact of tariffs, including through cost containment measures, pricing actions where appropriate, supply chain adjustments and reliance on international agreements that allow for reduced or duty-free importation of products. However, tariff rates continue to fluctuate and the rates that may ultimately be in effect for the near and long term are uncertain. Our inability to offset increased costs of, or a drop in demand for, our products as a result of tariffs could materially negatively affect our financial performance. See Part I, Item 1A, “Risk Factors” for a more detailed description of the risks related to the imposition of new and retaliatory tariffs.
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
Net Sales
Our net sales are summarized in the following table for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year Ended December 31,
	2025	2024	Change	2023	Change
Specialty Nutrition Systems:
Enteral feeding	$314.7	$289.7	8.6%	$283.3	2.3%
Neonate solutions	118.2	106.7	10.8%	88.3	20.8%
Total Specialty Nutrition Systems	432.9	396.4	9.2%	371.6	6.7%
Pain Management and Recovery:
Surgical pain and recovery	98.8	108.0	(8.5)%	117.5	(8.1)%
Radiofrequency ablation	139.0	126.2	10.1%	109.8	14.9%
Total Pain Management and Recovery	237.8	234.2	1.5%	227.3	3.0%
Segment Net Sales	670.7	630.6	6.4%	598.9	5.3%
Corporate and Other	30.5	57.2	(46.7)%	74.4	(23.1)%
Total Net Sales	$701.2	$687.8	1.9%	$673.3	2.2%

Net Sales - percentage change 2025 vs. 2024	Total	Volume(a)	Pricing/Mix	Currency	Other(b)
Specialty Nutrition Systems	9.2%	9.0%	0.4%	0.5%	(0.7)%
Pain Management and Recovery	1.5%	1.9%	0.3%	0.2%	(0.9)%
Corporate and Other	(46.7)%	(7.0)%	(9.5)%	—%	(30.2)%

Net Sales - percentage change 2024 vs. 2023
Specialty Nutrition Systems	6.7%	6.3%	0.2%	0.2%	—%
Pain Management and Recovery	3.0%	3.0%	0.1%	(0.1)%	—%
Corporate and Other	(23.1)%	(1.7)%	(21.4)%	—%	—%
______________________________
(a)Volume includes incremental sales from acquisitions.
(b)Other includes the effects of our withdrawal from certain revenue streams that did not meet our return criteria and rounding.

Segment and Product Category Descriptions
Specialty Nutrition Systems, or SNS is a portfolio of products including:
•Enteral feeding, which includes products such as our MIC-KEY enteral feeding tubes and Corpak patient feeding solutions; and
•Neonate solutions, which includes NeoMed neonatal and pediatric feeding solutions and Nexus’ TKO anti-reflux needleless connectors.
Pain Management and Recovery, or PM&R, is a portfolio of products including:
•Surgical pain and recovery products such as ON-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems; and
•Radiofrequency Ablation (“RFA”) solutions, which provide minimally invasive pain relief therapies, such as our COOLIEF pain therapy and our Trident and ESENTEC RFA products used to treat chronic pain conditions.
Net Sales by Segment - 2025 Compared to 2024
Specialty Nutrition Systems
For the year ended December 31, 2025, SNS net sales were $432.9 million, an increase of 9% compared to the prior year, primarily due to demand for both our enteral feeding and neonate solutions. In enteral feeding, demand for long-term feeding solutions remained strong while our short-term feeding growth was driven by continued adoption of our US CORTRAK standard of care offerings. Neonate solutions continued to experience above-market growth and was strengthened by sales of our recently-acquired Nexus TKO offerings.
Pain Management and Recovery
For the year ended December 31, 2025, PM&R net sales were $237.8 million, an increase of 2% compared to the prior year. RFA solutions net sales grew 10.1% as a result of an increase in RFA generator sales, which resulted in higher RFA procedures. Surgical pain and recovery net sales was 8.5% lower due to lower volume and the effects of certain revenue streams we strategically decided not to pursue in 2025.
Net Sales by Segment - 2024 Compared to 2023
Specialty Nutrition Systems
For the year ended December 31, 2024, SNS net sales were $396.4 million, an increase of 7% compared to 2023, primarily due to strong volume across the SNS portfolio, particularly in neonate solutions.
Pain Management and Recovery
For the year ended December 31, 2024, PM&R net sales were $234.2 million, an increase of 3% compared to the prior period, primarily due to higher volume in RFA partially offset by lower volume in Surgical Pain and Recovery, primarily from the effects of withdrawing selected products from certain international markets.
Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Year Ended December 31,
	2025	2024	Change	2023	Change
North America	$543.9	$545.0	(0.2)%	$537.9	1.3%
Europe, Middle East and Africa	102.8	94.8	8.4	84.1	12.7
Asia Pacific and Latin America	54.5	48.0	13.5	51.3	(6.4)
Total Net Sales	$701.2	$687.8	1.9%	$673.3	2.2%

Cost of Products Sold (in millions):

	Year Ended December 31,
	2025	2024	2023
Specialty Nutrition Systems	$198.4	$166.7	$155.8
Pain Management and Recovery	104.4	99.5	99.5
Segment Cost of Products Sold(a)	302.8	266.2	255.3
Corporate and Other	44.5	40.3	38.3
Total Cost of Products Sold	$347.3	$306.5	$293.6
__________________________________________________
(a) Segment Cost of Products Sold includes the “Cost of goods sold” and “Distribution” line items in “Segment Information” in Note 5 to the consolidated financial statements, and $14.5 million, $11.6 million and $13.8 million of depreciation and amortization expense in the years ended December 31, 2025, 2024 and 2023, respectively.
Cost of products sold increased to $347.3 million from $306.5 million during the year ended December 31, 2025, primarily driven by increased tariffs and unfavorable pricing for certain product lines which were exited, along with increases in net sales across both our reportable segments.
Cost of products sold increased to $306.5 million from $293.6 million during the year ended December 31, 2024, primarily driven by costs associated with our restructuring initiatives and plant separation costs associated with the RH Divestiture along with unfavorable pricing for our HA products.
Research and Development (in millions):

	Year Ended December 31,
	2025	2024	2023
Specialty Nutrition Systems	$17.2	$17.3	$14.6
Pain Management and Recovery	5.1	7.3	9.8
Segment Research and Development(a)	22.3	24.6	24.4
Corporate and Other	1.0	1.6	2.8
Total Research and Development	$23.3	$26.2	$27.2
__________________________________________________
(a) Segment Research and Development includes $0.7 million of depreciation and amortization in the year ended December 31, 2025, no depreciation and amortization in the year ended December 31, 2024 and $0.1 million of depreciation and amortization expense in the year ended December 31, 2023.
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches.
Selling and General Expenses (in millions):

	Year Ended December 31,
	2025	2024	2023
Specialty Nutrition Systems	$134.6	$131.6	$121.3
Pain Management and Recovery	119.1	124.3	121.6
Segment Selling and General Expenses(a)	253.7	255.9	242.9
Corporate and Other	61.9	62.6	92.1
Total Selling and General Expenses	315.6	318.5	335.0
__________________________________________________
(a) Segment Selling and General Expenses includes the “Advertising, promotion and selling expenses” and “General expenses” line items in “Segment Information” in Note 5 to the consolidated financial statements and $19.8 million, $18.4 million and $17.2 million of depreciation and amortization expense in the years ended December 31, 2025, 2024 and 2023, respectively.
Selling and general expenses decreased from $318.5 million in 2024 to $315.6 million in 2025, driven by savings realized from the execution on the Transformation Process and increased spending discipline.
In the year ended December 31, 2024, selling and general expenses decreased from $335.0 million in 2023 to $318.5 million in 2024, driven by savings realized from our Transformation Process and disciplined spending.

Other (Income) Expense, net (in millions):

	Year Ended December 31,
	2025	2024	2023
Specialty Nutrition Systems	$0.1	$—	$—
Pain Management and Recovery	0.1	—	—
Segment Other Expense, net	$0.2	$—	$—
Corporate and Other	(0.6)	(3.9)	13.3
Total Other Expense, net	$(0.4)	$(3.9)	$13.3
In 2025, other income, net decreased to $0.4 million, compared to $3.9 million in 2024, due to losses on the sale of our HA assets, the sale of the Game Ready rental business and asset write-offs, partially offset by the recovery of a customer claim from 2023 and other non-operating income items.
Other expense, net decreased from $13.3 million in 2023 to other income, net of $3.9 million in 2024 primarily due to litigation and legal costs of $10.0 million incurred in 2023.
Operating (Loss) Income (in millions):

	Year Ended December 31,
	2025	2024	2023
Specialty Nutrition Systems	$82.6	$80.8	$80.2
Pain Management and Recovery	9.2	2.7	(3.7)
Segment Operating Income	$91.8	$83.5	$76.5
Corporate and Other	(153.4)	(479.7)	(72.3)
Total Operating Income	$(61.6)	$(396.2)	$4.2
The above-described items drove segment operating income to $91.8 million in the year ended December 31, 2025, compared to $83.5 million and $76.5 million in the years ended December 31, 2024 and 2023, respectively. Goodwill impairment of $77.0 million drove consolidated operating loss to $61.6 million in the year ended December 31, 2025, compared to operating loss of $396.2 million and operating income of $4.2 million in the years ended December 31, 2024 and 2023, respectively.

Adjusted Operating Profit
A reconciliation of adjusted operating profit, a non-GAAP measure, to operating (loss) profit is provided in the table below (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating profit (loss), as reported (GAAP)	$(61.6)	$(396.2)	$4.2
Acquisition and integration-related charges	1.5	4.2	3.3
Restructuring and transformation charges	—	(0.8)	28.2
Post-RH Divestiture transition charges	—	3.1	—
Post-RH Divestiture restructuring	32.4	8.9	—
Divestiture related	—	—	6.0
Goodwill and intangibles impairment	77.0	436.7	—
EU MDR Compliance	—	6.2	3.7
Litigation and legal	(1.4)	—	10.0
Intangibles amortization	19.2	25.2	24.3
Adjusted Operating Profit (Loss) (non-GAAP)	$67.1	$87.3	$79.7
The items noted in the table above are described below:
On a GAAP basis, our operating loss decreased compared to the prior year primarily due to lower goodwill and intangibles impairment and higher sales volume.
Items impacting operating results include the following:
Acquisition and integration-related charges: We incurred $1.5 million, $4.2 million and $3.3 million of costs in connection with acquisition and integration activities for the years ended December 31, 2025, 2024 and 2023, respectively. Expenses incurred during 2025 were related to the acquisition of Nexus. Expenses incurred in 2024 and 2023 were related to the acquisitions of Diros.
Restructuring and transformation charges: In January 2023, we initiated the Transformation Process, a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies. In the year ended December 31, 2025, we incurred no expenses in connection with the Transformation Process. In the year ended December 31, 2024, we had a net benefit of $0.8 million related to the Transformation Process due to a gain on lease modification for our Alpharetta headquarters. In the year ended December 31, 2023, we incurred expenses of $28.2 million, in connection with the Transformation Process, which consisted of costs associated with program management consulting and employee retention expenses and employee severance and benefits costs.
Post-RH Divestiture transition charges: In conjunction with the divestiture of our RH business, we incurred professional services fees, equipment write-offs and incremental labor charges of approximately $3.1 million for the year ended December 31, 2024.
Post-RH Divestiture restructuring charges: During 2024, we initiated a post-RH divestiture restructuring plan intended to align our organizational structure and operational footprint with our remaining business (the “Plan”). In the years ended December 31, 2025 and 2024, we incurred expenses of $32.4 million and $8.9 million, respectively, related to the Plan, which primarily consisted of employee severance and benefits costs.
RH Divestiture related charges: In conjunction with the divestiture of our RH business, we incurred accounting, legal and other professional fees of approximately $6.0 million for the year ended December 31, 2023.
Goodwill and intangible impairments: In the second quarter of 2025, our market capitalization decreased to the extent that we determined that it was more likely than not that the fair value of one or more of our two reporting units was below its carrying value. Accordingly, we completed an interim goodwill impairment test as of June 30, 2025, using a combination of income and market approaches to determine the fair value of the reporting units. As a result, we concluded that the fair value of the PM&R reporting unit was below its carrying value and we recorded a $77.0 million noncash impairment to goodwill.
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
EU MDR Compliance: The EU Medical Device Regulation (“EU MDR”) became effective in 2021 and brings significant new requirements for many of our medical devices. Incremental costs associated with EU MDR compliance are primarily related to re-certification of our products under the enhanced standards. We incurred no costs for EU MDR compliance in the year ended December 31, 2025. We incurred $6.2 million and $3.7 million of costs related to EU MDR compliance in the years ended December 31, 2024 and 2023 respectively.
Litigation and legal: In the year ended December 31, 2025, we recovered $1.4 million from a settlement for a customer claim from 2023. We incurred no costs for litigation matters in the year ended December 31, 2024. In the year ended December 31, 2023,we incurred $10.0 million of costs for litigation matters. This expense was for a settlement related to a customer claim and is included in “Other expense, net”.
Intangibles amortization: Intangibles amortization is related primarily to the amortization of intangibles acquired in prior business acquisitions and was $19.2 million, $25.2 million and $24.3 million, respectively, in the years ended December 31, 2025, 2024 and 2023.
Our non-GAAP measures excludes certain items, as applicable, for the relevant time periods as indicated in the “Operating Profit” table above. The excluded items include:
•Expenses associated with post-RH Divestiture transition and restructuring activities.
•Certain acquisition and integration charges related to the acquisitions of Nexus and Diros
•Expenses associated with the Transformation Process.
•Expenses for accounting, legal and other professional fees associated with the divestiture of our RH business.
•Goodwill and intangibles impairment.
•Expenses associated with EU MDR compliance.
•Expenses associated with certain litigation matters.
•The amortization of intangible assets associated with prior business acquisitions.

Interest Expense
Interest expense was $7.8 million, $12.2 million and $15.0 million in the years ended December 31, 2025, 2024 and 2023, respectively. In the years ended December 31, 2025, 2024 and 2023, $0.7 million, $0.9 million and $0.5 million of interest was capitalized on long-term capital projects, respectively.
Interest expense consists of interest accrued and amortization of debt discount and issuance costs on our long-term debt. See “Debt” in Note 10 to the consolidated financial statements in Item 8 of this Form 10-K for further discussion of our indebtedness.

Provision for Income Taxes
Our overall effective tax rate was (10.1)% for the year ended December 31, 2025 compared to a rate of 4.2% in 2024 and (25.3)% in 2023. See “Income Taxes” in Note 11 to the consolidated financial statements in Item 8 of this Form 10-K for further details regarding our income taxes.
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
As of December 31, 2025, $52.7 million of our $89.8 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and currently do not have plans to repatriate such earnings. See further discussion below in “Critical Accounting Policies and Use of Estimates” under “Income

Taxes.” We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.
Cash and equivalents decreased by $17.9 million to $89.8 million as of December 31, 2025 compared to $107.7 million last year. The decrease was driven by $31.6 million of capital expenditures, $28.0 million of cash used in the acquisition of Nexus, $5.0 million of investments in non-affiliated entities, and repayments of our debt, including $25.0 million on our revolving credit facility and $9.4 million on our secured term loan. This was partially offset by $74.7 million of cash provided by operating activities and $4.0 million in proceeds from the sale of assets.
Cash and equivalents increased by $20.0 million to $107.7 million as of December 31, 2024 compared to $87.7 million as of December 31, 2023. The increase was driven by $100.7 million of cash provided by operating activities and $20.0 million of proceeds from our revolving credit facility. This was partially offset by $17.8 million of capital expenditures, $11.8 million of investments in non-affiliated entities, repayments of our debt, including $45.0 million on our revolving credit facility and $8.6 million on our secured term loan, $10.0 million used to repurchase shares of our common stock and $3.8 million of contingent consideration payments.
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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 5.6% as of December 31, 2025.
In connection with entering into the Credit Agreement, we terminated the Amended and Restated Credit Agreement dated as of October 30, 2018 by and among the Company, the lenders thereunder and Citibank N.A., as administrative agent (as amended and supplemented, the “Prior Credit Agreement”).
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of December 31, 2025, we were in compliance with all of our debt covenants.
For further information regarding our debt arrangements, see “Debt” in Note 10 to the consolidated financial statements in Item 8 of this Form 10-K.
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
On November 1, 2024, the Board of Directors approved a new one-year program under which we were able to repurchase up to $25.0 million of our common stock. Repurchases under this program were able to be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. We established a pre-arranged trading plan under Rule 10b5-1 of the Exchange Act in connection with this share repurchase program. This share repurchase program did not obligate us to purchase any particular amount of common stock. No purchases of our common stock were made under this plan.
For further information, see “Share Repurchase Program” in Note 19 to the consolidated financial statements in Item 8 of this Form 10-K.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under lease and debt arrangements and defined benefit plans are provided in Notes 8, 10, and 12, respectively, to the consolidated financial statements contained in Item 8 of this Form 10-K. For obligations under our purchase arrangements which consist mostly of open purchase orders and other commitments, as of December 31, 2025, we have amounts due in less than one year of $79.8 million, $46.2 million in one to three years, and none thereafter.
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
Use of Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Estimates are used in accounting for, among other things, certain amounts included in discontinued operations, certain amounts included in assets and liabilities held for sale, distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, valuations of assets and liabilities acquired in business combinations, loss contingencies, and deferred income taxes and potential income tax assessments. Actual results could differ from these estimates, and the effect of the change could be material to our financial statements. Changes in these estimates are recorded when known.
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
In the second quarter of 2025, our market capitalization decreased to the extent that we determined that it was more likely than not that the fair value of one of our two reporting units was below its carrying value. Accordingly, we completed an interim goodwill impairment test as of June 30, 2025, using a combination of income and market approaches to determine the fair value of the reporting units. Consequently, we concluded that the fair value of our Pain Management and Recovery (“PM&R”) reporting unit was below its carrying value. As a result, we recorded a 77.0 million impairment to goodwill, which is included in “Goodwill and intangibles impairment” in the accompanying consolidated income statements.
In our most recent goodwill impairment test on July 1, 2025, we determined that the fair value of our reporting units equaled or exceeded the net carrying amount of our reporting units.

In the fourth quarter of 2024, we determined it was more likely than not that the fair value of our then single medical devices reporting unit may be below its carrying value. Accordingly, we completed an interim goodwill impairment test as of December 1, 2024, and recorded a $336.5 million impairment to goodwill, which is included in “Goodwill and intangibles impairment” in the accompanying consolidated income statements. See Note 2, “Goodwill and Intangibles Impairment,” for disclosures about goodwill impairment.
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
In the fourth quarter of 2024, we assessed the recoverability of a certain asset group which resulted in an impairment loss of $100.2 million. This impairment loss is included in “Goodwill and intangibles impairment” in the accompanying consolidated income statements. See Note 2, “Goodwill and Intangibles Impairment,” for disclosures about intangible asset impairment.
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
As of December 31, 2025, we have accumulated undistributed earnings generated by our foreign subsidiaries. Certain earnings were previously subject to tax due to the one-time transition tax of the Tax Cuts and Jobs Act of 2017. Any additional impacts due with respect to the previously taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
Legal Matters
A description of legal matters can be seen in “Commitments and Contingencies” in Note 15 to the consolidated financial statements in Item 8 of this Form 10-K.
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
Interest Rate Risk
Our senior secured Revolving Credit Facility, which allows for borrowings up to $375.0 million, and our Term Loan Facility, with an outstanding balance of $100.8 million as of December 31, 2025 are subject to a variable interest rate based on SOFR. As of December 31, 2025, a one percentage point increase in SOFR could result in $4.8 million of incremental interest expense if the senior secured revolving credit facility was fully drawn for the entire year.
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
As of December 31, 2025, a 10% change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would have an effect of $0.9 million to our consolidated financial position, results of operations and cash flows. These hypothetical effects on transactional exposures are based on the difference between the December 31, 2025 rates and the assumed rates.
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
As of December 31, 2025, a 10% change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have impacted stockholders’ equity by approximately $16.8 million. These hypothetical adjustments in UTA are based on the difference between the December 31, 2025 exchange rates and the assumed rates. In the view of management, the above UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME (LOSS) STATEMENTS
(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net Sales	$701.2	$687.8	$673.3
Cost of products sold	347.3	306.5	293.6
Gross Profit	353.9	381.3	379.7
Research and development	23.3	26.2	27.2
Selling and general expenses	315.6	318.5	335.0
Goodwill and intangibles impairment	77.0	436.7	—
Other (income) expense, net	(0.4)	(3.9)	13.3
Operating (Loss) Income	(61.6)	(396.2)	4.2
Interest income	3.2	5.1	2.9
Interest expense	(7.8)	(12.2)	(15.0)
Loss Before Income Taxes	(66.2)	(403.3)	(7.9)
Income tax (provision) benefit	(6.7)	17.0	(2.0)
Loss from Continuing Operations	(72.9)	(386.3)	(9.9)
Loss from discontinued operations, net of tax	—	(5.8)	(51.9)
Net Loss	$(72.9)	$(392.1)	$(61.8)

Loss Per Share
Basic:
Continuing operations	$(1.57)	$(8.40)	$(0.21)
Discontinued operations	—	(0.13)	(1.11)
Basic Loss Per Share	$(1.57)	$(8.53)	$(1.32)

Diluted:
Continuing operations	$(1.57)	$(8.40)	$(0.21)
Discontinued operations	—	(0.13)	(1.11)
Diluted Loss Per Share	$(1.57)	$(8.53)	$(1.32)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net Loss	$(72.9)	$(392.1)	$(61.8)
Other Comprehensive (Loss) Income, Net of Tax
Defined benefit plans	(0.2)	0.3	(0.3)
Cash flow hedges	(0.2)	—	—
Unrealized currency translation adjustments	13.0	(17.9)	9.1
Total Other Comprehensive Income (Loss), Net of Tax	12.6	(17.6)	8.8
Comprehensive Loss	$(60.3)	$(409.7)	$(53.0)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$89.8	$107.7
Accounts receivable, net of allowances	103.8	132.8
Inventories	148.0	138.8
Prepaid and other current assets	13.8	14.1
Total Current Assets	355.4	393.4
Property, Plant and Equipment, net	113.4	110.7
Operating Lease Right-of-Use Assets	27.6	34.1
Goodwill	394.9	455.6
Other Intangible Assets, net	117.8	112.3
Deferred Tax Assets	33.1	24.9
Other Assets	31.5	23.2
TOTAL ASSETS	$1,073.7	$1,154.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$10.2	$9.4
Current portion of operating lease liabilities	8.2	10.9
Trade accounts payable	55.5	54.3
Accrued expenses	91.3	91.3
Total Current Liabilities	165.2	165.9
Long-Term Debt	90.3	125.3
Operating Lease Liabilities	20.4	24.6
Deferred Tax Liabilities	6.1	5.5
Other Long-Term Liabilities	13.5	4.4
Total Liabilities	295.5	325.7

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,456,462 outstanding at December 31, 2025 and 45,962,627 outstanding at December 31, 2024	0.5	0.5
Additional paid-in capital	1,691.9	1,678.6
Accumulated deficit	(779.9)	(707.0)
Treasury stock	(102.3)	(99.0)
Accumulated other comprehensive loss	(32.0)	(44.6)
Total Stockholders’ Equity	778.2	828.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,073.7	$1,154.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, shares in thousands)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	46,529	$0.5	$1,646.4	$(253.1)	2,132	$(66.8)	$(35.8)	$1,291.2
Net loss	—	—	—	(61.8)	—	—	—	(61.8)
Issuance of common stock upon the exercise or redemption of share-based awards and from employee stock purchase plan, net of treasury stock purchased	(355)	—	1.4	—	168	(4.1)	—	(2.7)
Stock-based compensation expense	—	—	15.8	—	—	—	—	15.8
Purchases of treasury stock	—	—	—	—	743	(15.0)	—	(15.0)
Other comprehensive loss, net of tax	—	—	—	—	—	—	8.8	8.8
Balance at December 31, 2023	46,174	0.5	1,663.6	(314.9)	3,043	(85.9)	(27.0)	1,236.3
Net loss	—	—	—	(392.1)	—	—	—	(392.1)
Issuance of common stock upon the exercise or redemption of share-based awards	385	—	—	—	—	—	—	—
Issuance of common stock from employee stock purchase plan	62	—	1.2	—	—	—	—	1.2
Stock-based compensation expense	—	—	13.8	—	—	—	—	13.8
Purchases of treasury stock	(658)	—	—	—	658	(13.1)	—	(13.1)
Other comprehensive income, net of tax	—	—	—	—	—	—	(17.6)	(17.6)
Balance at December 31, 2024	45,963	0.5	1,678.6	(707.0)	3,701	(99.0)	(44.6)	828.5
Net loss	—	—	—	(72.9)	—	—	—	(72.9)
Issuance of common stock upon the exercise or redemption of share-based awards	690	—	—	—	—	—	—	—
Issuance of common stock from employee stock purchase plan	39	—	0.7	—	—	—	—	0.7
Stock-based compensation expense	—	—	12.6	—	—	—	—	12.6
Purchases of treasury stock	(236)	—	—	—	236	(3.3)	—	(3.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	12.6	12.6
Balance at December 31, 2025	46,456	$0.5	$1,691.9	$(779.9)	3,937	$(102.3)	$(32.0)	$778.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net loss	$(72.9)	$(392.1)	$(61.8)
Depreciation and amortization	38.9	45.5	46.1
Stock-based compensation	12.6	13.8	15.8
Goodwill and intangibles impairment	77.0	436.7	—
Loss on RH disposal	—	—	70.8
Net losses on asset dispositions and asset impairments	9.3	1.2	1.9
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	30.9	(6.6)	39.0
Inventories, net of allowance	0.2	39.0	4.7
Prepaid expenses and other assets	1.4	14.9	(19.6)
Accounts payable	0.6	(0.9)	(14.4)
Accrued expenses	(12.9)	(11.4)	(27.7)
Deferred income taxes and other	(10.4)	(39.4)	(22.4)
Cash Provided by Operating Activities	74.7	100.7	32.4
Investing Activities
Capital expenditures	(31.6)	(17.8)	(17.8)
Proceeds from the sale of assets	4.0	—	—
Proceeds from the RH divestiture	—	—	89.0
Proceeds from RH divestiture post-closing settlement	—	2.1	—
Acquisition of assets and businesses, net of cash acquired	(28.0)	—	(49.6)
Investments in non-affiliates	(5.0)	(11.8)	—
Cash (Used in) Provided by Investing Activities	(60.6)	(27.5)	21.6
Financing Activities
Secured debt repayments	(9.4)	(8.6)	(4.7)
Revolving credit facility proceeds	—	20.0	55.0
Revolving credit facility repayments	(25.0)	(45.0)	(115.0)
Purchase of treasury stock	(3.3)	(12.8)	(19.1)
Proceeds from the exercise of stock options	0.7	1.1	1.3
Payment of contingent consideration liabilities	—	(3.8)	(11.7)
Cash Used in Financing Activities	(37.0)	(49.1)	(94.2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	5.0	(4.1)	0.2
(Decrease) Increase in Cash and Cash Equivalents	(17.9)	20.0	(40.0)
Cash and Cash Equivalents - Beginning of Year	107.7	87.7	127.7
Cash and Cash Equivalents - End of Year	$89.8	$107.7	$87.7

Supplemental Cash Flow Disclosure:
Cash paid for income taxes	$14.1	$3.3	$23.6
Cash paid for interest	$6.5	$11.5	$14.7
Supplemental Noncash Disclosure
Capital expenditures included in accounts payable or accrued expenses	$1.6	$5.6	$3.4

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
Use of Estimates
Preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Estimates are used in accounting for, among other things, certain amounts included in discontinued operations, distributor rebate accruals, future cash flows associated with impairment testing for goodwill and long-lived assets, valuations of assets and liabilities acquired in business combinations, loss contingencies, and deferred tax assets and potential income tax assessments. Actual results could differ from these estimates, and the effect of the change could be material to our financial statements. Changes in these estimates are recorded when known.
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
Amounts billed are typically due within 30 days, with a 1% discount allowed for distributors if payments are made within 15 days. We estimate cash discounts based on historical experience and record the cash discounts as an allowance to trade receivables. The allowance for this cash discount is disclosed in “Supplemental Balance Sheet Information” under “Accounts Receivable” in Note 6. The differences between estimated and actual cash discounts are generally not material.
We allow for returns within a specified period of time, based on our standard terms and conditions, following customers’ receipt of the goods and estimate a liability for returns based on historical experience. The liability for estimated returns was $0.1 million as of December 31, 2025 and 2024. The differences between estimated and actual returns are generally not material.
Our contracts provide for forms of variable consideration including rebates, incentives and pricing tiers, each of which are described below:
Distributor Rebates - Sales to distributors, on a global basis, represents approximately 53% of our consolidated net sales. We provide for rebates on gross sales to distributors for differences between list prices and average end-user customer prices.

Rebate rates vary widely (typically between 10% and 35%) between our product families. A liability for distributor rebates is estimated based on a moving average of rebate rates, specific customer trends, contractual provisions, historical experience and other relevant factors. The liability for estimated rebates was $3.3 million and $13.3 million as of December 31, 2025 and 2024, respectively. Differences between our estimated and actual costs are generally not material and recognized in earnings in the period in the period such differences are determined.
Incentives - Globally, approximately 29% of our consolidated net sales are contracted through group purchasing organizations (“GPOs”). Incentives include fees paid to GPOs or small percentage rebates to distributors in conjunction with the sales volume of our products to end-user customers. A liability for incentives is estimated based on average incentive rates over a period of time. The liability for estimated incentives was $9.8 million and $10.9 million as of December 31, 2025 and 2024, respectively. Differences between estimated and actual incentives are generally not material and recognized in earnings in the period such differences are determined.
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
We had two customers who individually accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2025. We had two customers who individually accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2024. Bad debt expense was $0.8 million for the year ended December 31, 2025, compared to $0.7 million for the years ended December 31, 2024 and 2023.
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
Stock-Based Compensation
We have a stock-based Equity Participation Plan, a Long Term Incentive Plan and an Outside Directors’ Compensation Plan that provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants. Stock-based compensation is initially measured at the fair value of the awards on the grant date and is recognized in the financial statements over the period the employees are required to provide services in exchange for the awards, with forfeitures accounted for as they occur. The fair value of option awards is measured on the grant date using a Black-Scholes option-pricing model. The fair value of time-based and some performance-based restricted share awards is based on the Avanos stock price at the grant date and the assessed probability of meeting future performance targets. Generally, new shares are issued to satisfy vested restricted stock units and exercises of stock options. See Note 14, “Stock-Based Compensation.”
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
As of December 31, 2025, we have accumulated undistributed earnings generated by our foreign subsidiaries. Certain earnings were previously subject to tax due to the one-time transition tax of the Tax Cuts and Jobs Act of 2017. Any additional impacts due with respect to the previously taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
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
Hedging and Derivatives
All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period in which changes in fair value occur, and is reclassified to income in the same period that the hedged item affects income. Cash flows from derivative instruments are recorded within operating, investing or financing activities in accordance with the classification of the underlying hedged transaction. Our policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. Our policies also prohibit the use of any leveraged derivative instrument. Consistent with our policies, foreign currency derivative instruments are entered into with major financial institutions. At inception, we formally designate certain derivatives as cash flow hedges and establish how the effectiveness of these hedges will be assessed and measured. This process links the derivatives to the transactions they are hedging. See Note 16, “Derivative Financial Instruments,” for disclosures about derivative instruments and hedging activities.
Recently Adopted Accounting Pronouncements
Effective January 1, 2025, we adopted Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures. This ASU pertains to disaggregation of income tax disclosures and enhances annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid, and requires entities to disclose a tabular reconciliation of expected tax and reported tax on income from continuing operations using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the expected tax further broken out by nature and/or jurisdiction. Additionally, this ASU requires disclosure around income taxes paid (net of refunds received) broken out between federal, state, local and foreign, and income taxes paid (net of refunds received) to an individual jurisdiction when greater than 5% of total income taxes paid. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
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
Effective in the fourth quarter of 2024, we adopted ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures, and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included in each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. On an annual basis, this ASU requires us to disclose the CODM’s title and position, as well as how the CODM uses each reported measure of segment profit or loss to assess performance and allocate resources to the segment. In accordance with this ASU, we have applied this guidance retrospectively for all periods presented in the financial statements in Note 5, “Segment Information”. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
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
Recently Issued Accounting Pronouncements
In November 2025, the FASB issued ASU No. 2025-09, Hedge Accounting Improvements. This ASU amends ASC Topic 815 to better align hedge accounting with the economics of an entity’s risk management activities. The amendment permits aggregation of forecasted transactions with similar-risk exposures in cash flow hedges, expands eligibility for hedging certain non-financial forecasted transactions, and expands the application of hedge accounting for interest payments on choose-your-rate debt, including forecasted issuances. This ASU will be effective for fiscal years beginning after December 15, 2026, and interim periods therein, with early adoption permitted. Adoption of this ASU is not expected to have a material effect on our financial position, results of operations or cash flows.
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
In the second quarter of 2025, our market capitalization decreased to the extent that we determined that it was more likely than not that the fair value of one of our two reporting units was below its carrying value. Accordingly, we completed an interim goodwill impairment test as of June 30, 2025, using a combination of income and market approaches to determine the fair value of the reporting units. Consequently, we concluded that the fair value of our Pain Management and Recovery (“PM&R”) reporting unit was below its carrying value. As a result, we recorded a $77.0 million impairment to goodwill, which is included in “Goodwill and intangibles impairment” in the accompanying consolidated income statements.
In our most recent goodwill impairment test on July 1, 2025, we determined that the fair value of our reporting units equaled or exceeded the net carrying amount of our reporting units.

In the fourth quarter of 2024, we assessed the recoverability of a certain asset group which resulted in an impairment loss of $100.2 million. This impairment loss is included in “Goodwill and intangibles impairment” in the accompanying consolidated income statements. A roll-forward of our intangible assets is presented in Note 6, “Supplemental Balance Sheet Information”.
In the fourth quarter of 2024, we determined it was more likely than not that the fair value of our medical devices reporting unit may be below its carrying value. Accordingly, we completed an interim goodwill impairment test as of December 1, 2024, and recorded a $336.5 million impairment to goodwill, which is included in “Goodwill and intangibles impairment” in the accompanying consolidated income statements.
The changes in the carrying amount of goodwill are as follows (in millions):

	SNS	PM&R	Total
Balance at December 31, 2023			$796.1
Goodwill impairment			(336.5)
Currency translation adjustment			(4.0)
Balance at December 31, 2024(a)			455.6
Change in segments	327.6	128.0	455.6
Goodwill acquired(b)	13.7	—	13.7
Goodwill impairment	—	(77.0)	(77.0)
Currency translation adjustment	—	2.6	2.6
Balance at December 31, 2025	$341.3	$53.6	$394.9
_____________________________________________
(a)Goodwill as of January 1, 2025 was reallocated from one reportable segment to the SNS and PM&R segments, using a combination of the income and market approaches, as a result of the change in reportable segments in the first quarter of 2025.
(b)We acquired $13.7 million of goodwill in conjunction with the acquisition of Nexus Medical, LLC., described in Note 4, “Business Acquisitions.” Goodwill was allocated to our existing medical devices reporting unit.
Note 3.    Restructuring
Our restructuring expenses for the years ended December 31, 2025, 2024 and 2023 are summarized in the table below (in millions):

	Year Ended December 31,
	2025	2024	2023
Post-RH Divestiture Restructuring Plan	$32.4	$8.9	$—
Transformation Process	—	(0.8)	28.2
Total Restructuring Costs	$32.4	$8.1	$28.2
Transformation Process
In January 2023, we initiated a three-year restructuring initiative intended to align the Company under a single commercial organization, rationalize our product portfolio, undertake additional cost management activities to enhance the Company’s operating profitability and pursue efficient capital allocation strategies (the “Transformation Process”). The RH Divestiture described in Note 7, “Discontinued Operations” and the Nexus Acquisition and Diros Acquisition described in Note 4, Business Acquisitions” represented a key component of the Transformation Process.
The initial restructuring activities in the Transformation Process related primarily to organizational design and the implementation of business process efficiencies. These initial restructuring activities and related costs were substantially complete at the end of 2024. In the year ended December 31, 2024 we incurred expenses of $5.1 million primarily related to the Transformation Process and recognized a gain of $6.9 million due to modifying the lease for our Alpharetta headquarters, which is included in “Other (income) expense, net” in the accompanying consolidated financial statements. This resulted in a net benefit of $0.8 million for the year ended December 31, 2024. See Note 8, “Leases”, for further discussion about our lease modification. In the year ended December 31, 2023, we incurred expenses of $28.2 million. Expenses in both the years ended December 31, 2024 and 2023 primarily related to program management consulting and employee retention expenses and employee severance and benefits costs in connection with the Transformation Process. These costs were included in “Cost of products sold,” “Research and development,” “Selling and general expenses” and “Other (income) expense, net” in the accompanying consolidated income statements. In the year ended December 31, 2025, we incurred no expenses in connection with the Transformation Process.
Post-RH Divestiture Restructuring Plan
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
In the fourth quarter of 2025, the assessment of our organization performed in conjunction with the appointment of our new Chief Executive Officer was completed and the Plan was expanded to align our organizational structure with our business needs. As a result, we expect to incur up to $10.0 million of incremental expenses consisting primarily of employee severance and benefits. The initiatives associated with the expansion of the Plan are expected to run through 2026.
In the year ended December 31, 2025, we incurred $32.4 million of costs related to the Plan, compared to $8.9 million in the year ended December 31, 2024. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying consolidated income statements. Since its initiation, we have incurred expenses of $41.3 million in connection with the Plan, including $30.1 million of cash expenses.
Restructuring Liability
Our liability for costs associated with our restructuring activities as of December 31, 2025 and 2024 is summarized below (in millions):

	As of December 31,
	2025	2024
Balance, beginning of year	$3.8	$2.3
Total restructuring costs, excluding non-cash charges	21.6	12.4
Payments and adjustments, net	(18.2)	(10.9)
Balance, end of year	$7.2	$3.8

Note 4.     Business Acquisitions
Nexus Medical
On September 11, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Nexus Merger Sub, LLC, a newly formed wholly owned subsidiary of the Company (“Merger Sub”), Nexus Medical, LLC, a Kansas limited liability company (“Nexus”), and Edward Kuklenski, as representative of Nexus’ members. The transaction contemplated by the Merger Agreement (the “Merger”) closed concurrently with the execution of the Merger Agreement. Pursuant to the Merger Agreement, Nexus merged with and into Merger Sub, with Nexus surviving the merger as a wholly owned subsidiary of the Company (the “Nexus Acquisition”). The total purchase price payable by the Company in the Merger was $27.0 million (subject to certain working capital and other adjustments), with up to an additional $20.0 million payable in contingent cash consideration based on the increase in net sales of a certain Nexus product during the first three years following the Nexus Acquisition. The purchase price was funded by available cash on hand.
Nexus is a leading manufacturer of anti-reflux needleless connectors. Its proprietary TKO® technology is designed to support safer, more consistent nutrition and medication delivery in high-acuity settings, including Neonatal and Pediatric Intensive Care Units (NICUs and PICUs). We expect the Nexus Acquisition will enhance our Specialty Nutrition Systems (“SNS”) portfolio of products.
The accompanying consolidated income statement includes $4.8 million of net sales from Nexus since the acquisition date. We incurred $1.5 million of costs in the year ended December 31, 2025 in connection with the Nexus Acquisition, which are included in “Selling and general expenses.”
Under the acquisition method of accounting for business combinations, the purchase price paid is allocated to the underlying net assets in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values is recorded as goodwill. Fair values of assets acquired and liabilities assumed are being determined using discounted cash flow analyses and the fair value of the contingent consideration is being estimated using a Monte Carlo simulation. Assumptions supporting the estimated fair values are based on facts and circumstances that existed on the valuation date. While the purchase price allocation may be revised for conditions known at the time of sale for a period of one year following the transaction, we do not expect any revisions. The purchase price allocation is shown in the table below (in millions):

Current assets, net of liabilities assumed, excluding cash acquired	$7.9
Property, plant & equipment	2.2
Identifiable intangible assets	20.5
Goodwill	13.7
Contingent consideration	(16.3)
Total	$28.0
The identifiable intangible assets relating to the Nexus Acquisition include the following (in millions, except years):

	Identifiable Intangible Asset Amount	Weighted Average Useful Lives (Years)
Customer relationships	$15.3	11
Patents	3.4	9
Trade names & other	1.8	15
Total	$20.5

The following unaudited pro forma financial information is presented in the table below for the years ended December 31, 2025 and 2024 as if the Nexus Acquisition had occurred on January 1, 2024 (in millions except per share amounts):

	Year Ended December 31,
	2025 (Unaudited)	2024 (Unaudited)
Net sales	$712.6	$702.9

Net loss from continuing operations	(72.8)	(389.0)
Loss from discontinued operations, net of tax	—	(5.8)
Net Loss	$(72.8)	$(394.8)

Basic Loss Per Share
Continuing operations	$(1.57)	$(8.45)
Discontinued operations	$—	$(0.13)
Basic Loss Per Share	$(1.57)	$(8.58)

Diluted Loss Per Share
Continuing operations	$(1.57)	$(8.45)
Discontinued operations	$—	$(0.13)
Diluted Loss Per Share	$(1.57)	$(8.58)
The pro forma financial information has been adjusted to include the effects of the Nexus Acquisition, including acquisition-related costs, amortization of acquired intangibles and related tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have been achieved.
Diros Technology Acquisition
On July 24, 2023, we closed the acquisition of Diros Technology Inc. (“Diros”), a leading manufacturer of innovative radiofrequency ablation (“RFA”) products used to treat chronic pain conditions (the “Diros Acquisition”). The total purchase price paid in connection with our acquisition of Diros was approximately $53.0 million, consisting of $2.5 million in cash paid upon entry into the definitive agreement and $50.5 million in cash paid at closing (subject to certain working capital and other adjustments), with up to an additional $7.0 million payable in contingent cash consideration based on achievement of certain performance objectives defined in the purchase agreement. The purchase price for the Diros Acquisition was funded by proceeds from our Revolving Credit Facility. We did not incur costs related to the Diros Acquisition in the year ended December 31, 2025. We incurred $2.1 million and $1.7 million of costs in the years ended December 31, 2024 and December 31, 2023, respectively, in connection with the Diros Acquisition, which are included in “Costs of goods sold” and “Selling and general expenses.”
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
Pain Management and Recovery is a portfolio of products including:
•Surgical pain and recovery products such as ON-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems; and
•RFA solutions, which provide minimally invasive pain relief therapies, such as our COOLIEF, Trident and ESENTEC RFA products used to treat chronic pain conditions. The CODM, our Chief Executive Officer, assesses performance for our reportable segments and decides how to allocate resources based on net income from continuing operations, which is also presented in the Consolidated Income Statements. The CODM uses net income from continuing operations for strategic planning, including revenue generation, cost management and investment decisions, as well as in the annual budget and forecasting process. Additionally, the CODM uses net income from continuing operations to evaluate income generated from assets and earnings generated per share.

The CODM, our Chief Executive Officer, evaluates the performance of our two reportable segments and determines how to allocate resources based on Operating Income (Loss), adjusted for goodwill impairment loss, and is regularly provided with segment revenues and expenses. The CODM uses Operating Income (Loss), adjusted for goodwill impairment loss for strategic planning, including revenue generation, cost management and investment decisions, as well as in the annual budget and forecasting process. Additionally, the CODM uses Operating Income (Loss) adjusted for goodwill impairment loss to evaluate income generated from assets and earnings generated per share. The CODM receives and reviews total assets as presented in the Consolidated Balance Sheets, and does not evaluate asset information at the segment level. The significant expenses included in Operating Income (Loss), as regularly provided to the CODM, are as follows (in millions):

	Year Ended December 31, 2025
	SNS	PM&R	Total
Net Sales	$432.9	$237.8	$670.7
Reconciliation of consolidated net sales:
Corporate and other(a)			30.5
Total consolidated net sales			$701.2
Cost of goods sold	(165.1)	(85.6)
Distribution	(24.9)	(12.6)
Research and development expenses	(16.7)	(4.8)
Advertising, promotion and selling expenses	(53.6)	(62.3)
General expenses	(69.5)	(48.5)
Depreciation and amortization expense	(20.4)	(14.7)
Other segment items	(0.1)	(0.1)
Reportable segment operating income	$82.6	$9.2	$91.8
Corporate and other(b)			(153.4)
Interest expense, net			(4.6)
Loss before income taxes			$(66.2)

	Year Ended December 31, 2024
	SNS	PM&R	Total
Net Sales	$396.4	$234.2	$630.6
Reconciliation of consolidated net sales:
Corporate and other(a)			57.2
Total consolidated net sales			$687.8
Cost of goods sold	(135.6)	(84.3)
Distribution	(24.7)	(10.5)
Research and development expenses	(17.3)	(7.3)
Advertising, promotion and selling expenses	(67.0)	(78.0)
General expenses	(54.6)	(38.0)
Depreciation and amortization expense	(16.4)	(13.4)
Reportable segment operating income	$80.8	$2.7	$83.5
Corporate and other(b)			(479.7)
Interest expense, net			(7.1)
Loss before income taxes			$(403.3)

	Year Ended December 31, 2023
	SNS	PM&R	Total
Net Sales	$371.6	$227.3	$598.9
Reconciliation of consolidated net sales:
Corporate and other(a)			74.4
Total consolidated net sales			$673.3
Cost of goods sold	(125.4)	(82.0)
Distribution	(22.2)	(11.9)
Research and development expenses	(14.6)	(9.8)
Advertising, promotion and selling expenses	(60.1)	(75.2)
General expenses	(51.5)	(38.8)
Depreciation and amortization expense	(17.8)	(13.3)
Other segment items	—	—
Reportable segment operating income	$80.0	$(3.7)	$76.3
Corporate and other			(72.1)
Interest expense, net			(12.1)
Loss before income taxes			$(7.9)
__________________________________________________
(a)Corporate and other net sales includes revenue from our Hyaluronic Acid (“HA”) injections and our IV infusion oncology pumps.
(b)Corporate and other expenses includes $77.0 million of goodwill impairment associated with our PM&R reporting unit. See Note 2, “Goodwill and Intangibles Impairment” for further information.
For the years ended December 31, 2025, 2024 and 2023, net sales to external customers in the United States were $523.2 million, $529.1 million and $467.0 million, respectively. Globally, one customer accounted for 10% or more of our consolidated net sales in the year ended December 31, 2025 and two customers accounted for 10% or more of our consolidated net sales in the years ended December 31, 2024 and 2023.
Property, plant and equipment held domestically and in foreign countries is as follows (in millions):

	As of December 31,
	2025	2024
Domestic	$66.1	$72.7
Foreign	47.3	38.0
Total Property, Plant and Equipment	$113.4	$110.7
Note 6.     Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	As of December 31,
	2025	2024
Accounts Receivable	$108.0	$133.6
Income tax receivable	0.1	4.9
Allowances and doubtful accounts
Doubtful accounts	(4.0)	(4.9)
Sales discounts	(0.3)	(0.8)
Accounts receivable, net	$103.8	$132.8

Losses on receivables are estimated based on known troubled accounts and historical experience. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Bad debt expense was $0.8 million for the year ended December 31, 2025 compared to $0.7 million for both the years ended December 31, 2024 and December 31, 2023.
Inventories
Inventories at the lower of cost (determined on the FIFO method) or net realizable value consists of the following (in millions):

	As of December 31,
	2025	2024
Raw materials	$34.7	$36.5
Work in process	25.2	21.1
Finished goods	84.0	78.3
Supplies and other	4.1	2.9
Total Inventory	148.0	138.8
We incurred $9.4 million, $5.6 million and $5.1 million of expense for inventory write-offs and obsolescence in the years ended December 31, 2025, 2024 and 2023, respectively.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	As of December 31,
	2025	2024
Land	$1.3	$1.1
Buildings and leasehold improvements	40.1	40.6
Machinery and equipment	199.1	186.3
Construction in progress	25.0	21.4
	265.5	249.4
Less accumulated depreciation	(152.1)	(138.7)
Total	$113.4	$110.7
Property, plant and equipment includes $0.7 million of interest that was capitalized in the year ended December 31, 2025, compared to $0.9 million of interest that was capitalized in the year ended December 31, 2024. There were $1.6 million and $5.6 million of capital expenditures in accounts payable as of December 31, 2025 and 2024, respectively.
Depreciation expense was $19.7 million, $20.3 million and $19.2 million in the years ended December 31, 2025, 2024 and 2023, respectively.
Intangible Assets
Intangible assets subject to amortization consist of the following (in millions):

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$41.9	$(30.8)	$11.1
Patents and acquired technologies	251.9	(191.5)	60.4
Other	94.1	(47.8)	46.3
Total	$387.9	$(270.1)	$117.8

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks	$40.1	$(28.7)	$(0.9)	$10.5
Patents and acquired technologies	248.3	(82.3)	(99.3)	66.7
Other	79.1	(44.0)	—	35.1
Total	$367.5	$(155.0)	$(100.2)	$112.3
Amortization expense for intangible assets is included in “Cost of products sold” and “Selling and general expenses” and was $19.2 million, $25.2 million and $24.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2024, we recognized an impairment loss on certain intangible assets which is described further in Note 2, “Goodwill and Intangibles Impairment”. We did not recognize an impairment loss on intangible assets in the year ended December 31, 2025.
We estimate amortization expense for the next five years and beyond will be as follows (in millions):

For the years ending December 31,
2026	$18.1
2027	16.5
2028	16.0
2029	14.9
2030	12.9
Thereafter	39.4
Total	$117.8
Accrued Expenses
Accrued expenses consist of the following (in millions):

	As of December 31,
	2025	2024
Accrued rebates	$13.1	$24.2
Accrued salaries and wages	37.0	32.1
Accrued taxes and other	16.9	18.0
Other(a)	24.3	17.0
Total	$91.3	$91.3
__________________________________________________
(a)Other includes $7.5 million of contingent consideration associated with the acquisition of Nexus. See Note 4, “Business Acquisitions” for further information.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	As of December 31,
	2025	2024
Accrued compensation benefits	4.0	4.2
Other(a)	9.5	0.2
Total	$13.5	$4.4
__________________________________________________
(a)Other includes $9.3 million of contingent consideration associated with the acquisition of Nexus. See Note 4, “Business Acquisitions” for further information.

Note 7.    Discontinued Operations
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
The following table summarizes the financial results of our discontinued operations for the years ended December 31, 2024 and 2023 (no activity subsequent to October 1, 2024) (in millions):

	Year Ended December 31,
	2024	2023
Net Sales	$54.6	$100.9
Cost of products sold	63.6	68.8
Gross Profit	(9.0)	32.1
Research and development	—	0.8
Selling and general expenses	—	11.2
Pretax loss on classification as discontinued operations	—	70.8
Other (income) expense, net	(1.3)	0.3
Operating Loss	(7.7)	(51.0)
Income tax benefit (provision) from discontinued operations	1.9	(0.9)
Net Loss from discontinued operations, net of tax	$(5.8)	$(51.9)
The “Pretax loss on classification of discontinued operations” was $70.8 million for the year ended December 31, 2023, which includes goodwill impairment of $59.1 million, inventory impairment of $5.0 million and impairment on the remaining disposal group of $6.7 million.
In accordance with GAAP, only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. Accordingly, the cost of products sold, research and development, selling and general expenses and other expense, net in discontinued operations include expenses incurred directly to solely support our respiratory health business.
We had no assets or liabilities held for sale as of December 31, 2025 or December 31, 2024.

The following table provides operating and investing cash flow information for our discontinued operations for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023
Operating Activities:
Depreciation and amortization	$—	$2.6
Stock-based compensation expense	—	0.1
Investing Activities:
Capital expenditures	0.6	3.6

Note 8.    Leases
Our lease obligations relate primarily to our principal executive offices along with various manufacturing, warehouse and distribution facilities located throughout the world. For leases with terms greater than twelve months, we record a right of use (“ROU”) asset and corresponding lease obligation. As of December 31, 2025, all our leasing arrangements were operating leases. Many of our leases include escalating rent payments, renewal options and termination options, which are considered in our determination of straight-line rent expense when appropriate. Many of our leases also include additional amounts for common area maintenance and taxes. We have elected not to separate lease and non-lease components in the determination of straight-line rent expense. For a majority of our leases, an implicit lease rate is not available. Accordingly, we use a rate that approximates our incremental secured borrowing rate.
In 2024, we entered into an amendment to the lease for our principal executive offices in Alpharetta, Georgia, under which we reduced our leased space and extended the term of our remaining space by five years. We recognized a $6.9 million gain on the early partial lease termination, which is included in “Other (income) expense, net” in the accompanying consolidated income statement for the year ended December 31, 2024.
The table below summarizes information related to ROU assets and lease liabilities that are included in the accompanying consolidated balance sheet (dollars in millions):

	As of December 31,
	2025	2024
Assets
Operating lease right-of-use assets	$27.6	$34.1

Liabilities
Current portion of operating lease liabilities	8.2	10.9
Operating lease liabilities	20.4	24.6
Total Operating Lease Liabilities	$28.6	$35.5

Weighted average remaining lease term	6.7 years	6.7 years
Weighted average discount rate	5.9%	5.6%

The table below summarizes costs and cash flows arising from our lease arrangements for the years ended December 31, 2025 and December 31, 2024 (in millions):

	Year Ended December 31,
	2025	2024
Operating lease cost	$10.9	$12.8
Short-term lease cost	0.2	0.2
Variable lease cost	0.6	0.8
Total lease cost	$11.7	$13.8

Cash paid for amounts included in the measurement of lease liabilities	$12.5	$21.3
Right-of-use assets obtained in exchange for operating lease liabilities	$2.6	$19.7

The future minimum obligations under operating leases having non-cancelable terms in excess of one year for the next five years and beyond will be (in millions):

For the years ending December 31,	Amount
2026	$8.4
2027	4.7
2028	4.1
2029	3.4
2030	3.2
Thereafter	11.8
Future minimum obligations	$35.6

Note 9.    Fair Value Information
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

The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

	Fair Value Hierarchy Level	December 31, 2025		December 31, 2024
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$89.8	$89.8	$107.7	$107.7
Liabilities
Revolving Credit Facility	2	$—	$—	$25.0	$25.0
Term Loan Facility	2	100.5	100.5	109.7	109.7
Contingent consideration related to acquisition	3	16.8	16.8	—	—
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature.
The fair value of amounts borrowed under our Revolving Credit Facility and Term Loan Facility (as defined below) approximates carrying value because borrowings are subject to a variable rate as described in Note 10, “Debt.” The fair value amount of the contingent consideration is remeasured on an ongoing basis using a probability-weighted discounted cash flow model. See further discussion of the acquisition of Nexus in Note 4, “Business Acquisitions.”
For the years ended December 31, 2025 and 2024, there were no transfers among Level 1, 2 or 3 fair value determinations. Transfers between levels occur when there are changes in the observability of inputs. Changes between levels are assumed to occur at the beginning of the year.
Note 10.    Debt
As of December 31, 2025 and 2024, our debt balances were as follows (in millions):

	Weighted- Average Interest Rate	Maturity	As of December 31,
			2025	2024
Revolving Credit Facility	5.94%	2027	$—	$25.0
Term Loan Facility	5.79%	2027	100.8	110.2
			100.8	135.2
Unamortized debt issuance costs			(0.3)	(0.5)
Current portion of long-term debt			(10.2)	(9.4)
Total Long-Term Debt, net			$90.3	$125.3
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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%, plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 5.6% as of December 31, 2025.
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
During the year ended December 31, 2025, we repaid $9.4 million of the Term Loan Facility. During the year ended December 31, 2025, we repaid $25.0 million of the Revolving Credit Facility. As of December 31, 2025, we had letters of credit outstanding of $4.1 million.
As of December 31, 2025, the aggregate amounts of long-term debt that will mature during each of the next four years are as follows (in millions):

Amount
2026	$10.2
2027	90.6
2028	—
2029	—
Total	$100.8
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
The Credit Agreement also includes financial covenants which require us not to exceed a certain consolidated net secured leverage ratio and to maintain a consolidated interest coverage ratio above a certain level. These financial covenants are tested quarterly. As of December 31, 2025, we were in compliance with all of our debt covenants.
As of December 31, 2025, our repayment requirements in the next five years includes any balance remaining on our Revolving Credit Facility and Term Loan Facility, which are due on June 24, 2027.
Note 11.    Income Taxes
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

The components of loss before income taxes, and the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Loss before income taxes
United States	$(82.8)	$(421.5)	$(17.3)
Foreign	16.6	18.2	9.4
Total	(66.2)	(403.3)	(7.9)
Income tax provision (benefit):
Current:
United States	7.3	8.8	3.7
State	2.6	4.8	2.4
Foreign	4.6	5.3	4.0
Total	14.5	18.9	10.1
Deferred:
United States	(6.8)	(28.7)	(4.9)
State	(1.2)	(6.3)	(1.9)
Foreign	0.2	(0.9)	(1.3)
Total	(7.8)	(35.9)	(8.1)
Total income tax provision (benefit)	$6.7	$(17.0)	$2.0
As of December 31, 2025, we have accumulated undistributed earnings generated by our foreign subsidiaries. Certain earnings were previously subject to tax due to the one-time transition tax of the 2017 Tax Cuts and Jobs Act. Any additional impacts due with respect to the previously-taxed earnings, if repatriated, would generally be limited to foreign withholding tax, U.S. state income tax and the tax effect of certain foreign exchange adjustments. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet U.S. cash needs. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
As described in Note 1, “Accounting Policies,” we have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory tax rate of 21.0% to our effective tax rate for the filed year ended December 31, 2025 in accordance with the guidance in ASU 2023-09.

	Year Ended December 31, 2025
	Amount	Percent
U.S Federal Statutory Tax Rate	$(13.9)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect(a)	1.0	(1.5)
Foreign Tax Effects
Other foreign jurisdictions	1.3	(2.0)
Effect of Changes in Tax Laws or Rates	—	—
Effect of Cross-Border Tax Laws
Cross-border (GILTI), net of FTC	0.4	(0.6)
Cross-border (branch), net of FTC	(0.3)	0.4
Tax Credits
U.S. Federal Research and Development Credit	(1.5)	2.3
Changes in Valuation Allowances	0.5	(0.8)
Nontaxable or Nondeductible Items
Nondeductible goodwill impairment	16.2	(24.4)
Nondeductible officer’s compensation	2.0	(3.0)
Changes in Unrecognized Tax Benefits	—	—
Other
Share based compensation tax shortfall	1.1	(1.7)
Other	(0.1)	0.2
Effective tax rate	$6.7	(10.1)%
__________________________________________
(a)The majority of the tax effect in this category was attributable to state taxes in California, Florida, Georgia, Mississippi and Texas.
The following table is a reconciliation of the U.S. federal statutory tax rate of 21.0% to our effective tax rate for the years ended December 31, 2024 and December 31, 2023 prior to the adoption of the guidance in ASU 2023-09.

	Year Ended December 31,
	2024	2023
U.S Federal Statutory Tax Rate	21.0%	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect	0.3	(4.1)
Statutory Rate Other than U.S. Statutory Rate	—	(11.8)
Nondeductible Goodwill Impairment	(17.6)	—
Changes in Valuation Allowances	—	(0.1)
Nondeductible Officer’s Compensation	(0.3)	(21.2)
U.S. Federal Research and Development Credit	0.5	22.6
Share Based Compensation Tax Shortfall	(0.2)	(7.2)
Other, net	0.5	(24.5)
Effective tax rate	4.2%	(25.3)%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities (in millions):

	As of December 31,
	2025	2024
Deferred tax assets
Accrued liabilities	$12.6	$9.4
Stock-based compensation	5.6	6.2
Net Operating Losses	7.1	8.4
Section 174 Research Capitalization	28.6	23.8
Foreign Tax Credits	4.0	3.4
Federal Research Tax Credits	0.4	0.4
Inventories	1.2	—
Operating Lease Obligations	4.6	6.1
Other	2.8	1.5
	66.9	59.2
Valuation allowance	(4.7)	(3.9)
Total deferred tax assets	62.2	55.3

Deferred tax liabilities
Intangibles, net	22.9	26.2
Operating Lease Right of Use Assets	4.6	6.0
Inventories	—	(1.8)
Property, plant and equipment, net	3.3	5.0
Other	4.4	0.5
Total deferred tax liabilities	35.2	35.9
Net deferred tax assets (liabilities)	$27.0	$19.4
Valuation allowances increased $0.8 million during the year ended December 31, 2025. Valuation allowances at the end of 2025 and 2024 primarily relate to tax credits and income tax loss carryforwards.
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
At December 31, 2025, we have credit carryforwards for federal income tax purposes of $2.3 million, all of which will expire between 2029 and 2038. We also have net operating loss carryforwards for federal income tax purposes of $6.7 million, of which all are available for carryforward indefinitely.
At December 31, 2025, we have credit carryforwards for state income tax purposes of $0.4 million, which will expire between 2026 and 2027. We also have net operating loss carryforwards for state income tax purposes of $99.6 million, some of which will expire between 2026 and 2045 and others that will remain available for carryforward indefinitely. We also have certain foreign subsidiaries with net operating loss carryforwards for income tax purposes of $2.0 million, of which all are available for carryforward indefinitely.
We did not have any unrecognized tax benefits during the years ended December 31, 2025 and 2024.
Federal and state income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. The state effect of any changes to filed federal positions remains subject to examination by various states for a period of up to two years after formal notification to the states.
The following table presents the income taxes disaggregated by foreign, domestic and state taxes with further disaggregation by jurisdiction in accordance with the guidance in ASU 2023-09.

Year Ended December 31, 2025
Federal	$1.2
State	4.1
International
Canada	3.3
Japan	1.8
Belgium	0.9
United Kingdom	0.8
Other	2.0
Total cash paid for income taxes (net of refunds)	$14.1
Note 12.    Employee Benefit Plans
Defined Contribution Plans
Eligible employees participate in our defined contribution plans. Our 401(k) plan and supplemental plan provide for a matching contribution of a U.S. employee’s contributions and accruals, subject to predetermined limits. Avanos also has defined contribution pension plans for certain employees outside the U.S. in which eligible employees may participate. We recognized $5.9 million, $5.9 million and $6.6 million, respectively, of expense for our matching contributions to the 401(k) plan in the years ended December 31, 2025, 2024 and 2023, respectively. Our matching contributions to the 401(k) plan are recognized in cost of products sold, research and development and selling and general expenses in our consolidated income statements.
Defined Benefit Plans
Certain plans in our international operations are our direct obligation, and therefore, the related funded status has been recorded within our consolidated balance sheet. These plans are primarily unfunded and the aggregated projected benefit obligation was $3.3 million and $2.8 million as of December 31, 2025 and 2024, respectively. Net periodic pension cost for the years ended December 31, 2025, 2024 and 2023 was $0.6 million, $0.1 million and $0.9 million, respectively. Over the next ten years, we expect gross benefit payments to be $3.1 million in total for the years 2026 through 2030, and $3.4 million in total for the years 2031 through 2035.

Note 13. Accumulated Other Comprehensive Income
The changes in the components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, are as follows (in millions):

	Unrealized Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance, December 31, 2022	$(36.1)	$—	$0.3	$(35.8)
Other comprehensive income (loss)	9.1	—	(0.3)	8.8
Balance, December 31, 2023	(27.0)	—	—	(27.0)
Other comprehensive (loss) income	(17.9)	—	0.3	(17.6)
Balance, December 31, 2024	(44.9)	—	0.3	(44.6)
Other comprehensive income (loss)	13.0	(0.2)	(0.2)	12.6
Balance, December 31, 2025	$(31.9)	$(0.2)	$0.1	$(32.0)

The net changes in the components of AOCI, including the tax effect, are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Unrealized translation	$13.0	$(17.9)	$9.1

Defined benefit pension plans	(0.2)	0.4	(0.3)
Tax effect	—	(0.1)	—
Defined benefit pension plans, net of tax	(0.2)	0.3	(0.3)

Cash flow hedges	(0.2)	—	—
Tax effect	—	—	—
Cash flow hedges, net of tax	(0.2)	—	—

Change in AOCI	$12.6	$(17.6)	$8.8
Note 14.    Stock-Based Compensation
The Avanos Medical, Inc. Equity Participation Plan, the Avanos Medical, Inc. 2021 Long Term Incentive Plan, as amended and the Avanos Medical, Inc. Outside Directors’ Compensation Plan (together, the “Equity Plans”) provide for awards of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to eligible employees (including officers who are employees), directors, advisors and consultants of Avanos or its subsidiaries. A maximum of 7.4 million shares of Avanos common stock may be issued under the Equity Plans, and there were 2.5 million shares remaining available for issuance as of December 31, 2025.
The Avanos Medical, Inc. Employee Stock Purchase Plan (“ESPP”) allows for employee contributions to purchase shares of the Company’s common stock at a 15% discount off the lower of the closing prices at the beginning or end of each offering period. The ESPP is available to all employees meeting the eligibility requirements defined in the ESPP. Offering periods will generally be six month periods ending on June 30 and December 31 of each year. Employees may contribute up to 25% of their compensation, subject to a maximum of $25,000 into the ESPP each year. A maximum of 1.0 million common shares may be issued under the ESPP, and there were 0.6 million shares remaining available as of December 31, 2025.

Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Selling and general expenses.” Stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 is shown in the table below (in millions):

	Year Ended December 31,
	2025	2024	2023
Stock options	$0.5	$—	$0.3
Time-based restricted share units	10.1	9.8	10.5
Performance-based restricted share units	1.9	3.8	4.8
Employee stock purchase plan	0.1	0.2	0.2
Total stock-based compensation	$12.6	$13.8	$15.8

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
The weighted-average fair value of options granted during the year ended December 31, 2025 was $7.13 based on the following assumptions. There were no options awarded in the years ended December 31, 2024 and 2023.

Year Ended December 31,
2025
Volatility	44%
Risk-free rate	4.1%
Expected term (Years)	5.5
Dividend Yield	0%
A summary of stock option activity is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	975	$39.44
Granted	288	15.24
Exercises	—	—
Forfeitures/Expired	(316)	31.83
Outstanding at December 31, 2025	947	$34.60	3.46	$—
Vested and exercisable at December 31, 2025	840	$37.08	2.80	$—

The following table summarizes information about options outstanding as of December 31, 2025:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Shares (in thousands)	Weighted-Average Remaining Contractual Term (Years)	Shares (in thousands)	Weighted-Average Exercise Price
$15.00	to	$25.00	198	7.0	91	$15.24
$25.00	to	$35.00	240	3.4	240	$28.94
$35.00	to	$45.00	353	2.1	353	41.55
$45.00+			156	2.1	156	52.10
			947	3.5	840	$37.08
No options were exercised during the years ended December 31, 2025, December 31, 2024 and 2023. For stock options outstanding at December 31, 2025, we expect to recognize an additional $0.6 million of expense over the remaining average service period of less than one year.
Restricted Share Units
Restricted shares, time-vested restricted share units (“RSUs”) and performance-based RSUs granted to employees and directors are valued at the closing market price of our common stock on the grant date with vesting conditions determined upon approval of the award. Time-vested RSUs are generally subject to a minimum service period of three years.
A summary of time-vested RSU activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2024	1,127	$24.94
Granted	780	14.46
Vested	(572)	24.54
Forfeited	(332)	19.36
Outstanding at December 31, 2025	1,003	$18.86
For time-vested RSUs outstanding at December 31, 2025, we expect to recognize an additional $8.0 million of expense over the remaining average service period of two years.
Performance-based RSUs are subject to achievement of certain service and performance targets over a restricted period of three years. A summary of performance-based RSU activity is presented below:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2024	798	$24.03
Granted	694	15.12
Vested	(89)	33.36
Forfeited	(522)	20.11
Outstanding at December 31, 2025	881	$18.39
For performance-based RSUs outstanding at December 31, 2025, we expect to recognize an additional $6.2 million of expense over the remaining average service period of two years.
Note 15.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our 2014 spin-off from Kimberly-Clark, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters. For the years ended December 31, 2025, 2024 and 2023, we incurred no costs with respect to such indemnification matters.
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
We did not record litigation-related charges during the years ended December 31, 2025 and 2024. In the year ended December 31, 2023, we incurred $10.0 million of expense for a settlement related to a customer claim.
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
Note 16.    Derivative Financial Instruments
We enter into derivative instruments to hedge a portion of forecasted cash flows denominated in Mexican pesos. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. As of December 31, 2025, we did not have a derivative asset or liability for foreign exchange contracts. The derivative liability for foreign exchange contracts was $0.6 million as of December 31, 2024 and is included in the consolidated balance sheet in accrued expenses.
The effective portion of the gain or loss on a derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. The gain recognized in earnings was $2.2 million in the year ended December 31, 2025. The loss recognized in earnings was not material in the year ended December 31, 2024. As of December 31, 2025, the aggregate notional values of outstanding foreign currency swap contracts designated as cash flow hedges were zero.

During the quarter ended December 31, 2025, we entered into a pay-fixed, receive-variable interest rate swap with a notional amount of $65 million, intended to fix the one-month SOFR rate on that portion of our Term Loan Facility. The variable portion of the interest rate swap and the interest rate on our Term Loan Facility is tied to the one-month SOFR rate. Monthly, the interest rate swap agreement is settled with the counterparty in conjunction with the one-month SOFR reset on our Term Loan Facility. The gain recognized in earnings was not material in the year ended December 31, 2025.
Note 17.    Earnings Per Share (“EPS”)
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period, as determined using the treasury stock method.
The calculation of basic and diluted EPS for each of the three years ended December 31, 2025, 2024 and 2023 is set forth in the following table (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net loss from continuing operations	$(72.9)	$(386.3)	$(9.9)
Net loss from discontinued operations	—	(5.8)	(51.9)
Net loss	$(72.9)	$(392.1)	$(61.8)

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.3	46.0	46.6
Dilutive effect of stock options and restricted share unit awards	—	—	—
Diluted weighted average shares outstanding	46.3	46.0	46.6
Loss Per Share:
Basic:
Continuing Operations	$(1.57)	$(8.40)	$(0.21)
Discontinued Operations	—	(0.13)	(1.11)
Basic Loss Per Share	$(1.57)	$(8.53)	$(1.32)

Diluted:
Continuing operations	$(1.57)	$(8.40)	$(0.21)
Discontinued operations	—	(0.13)	(1.11)
Diluted Loss Per Share	$(1.57)	$(8.53)	$(1.32)
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
For the year ended December 31, 2025, $2.3 million of potentially dilutive stock options and restricted share unit awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

Note 18.     Revenue
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

	Year Ended December 31,
	2025	2024	2023
Specialty Nutrition Systems:
Enteral feeding	$314.7	$289.7	$283.3
Neonate solutions	118.2	106.7	88.3
Total Specialty Nutrition Systems	432.9	396.4	371.6
Pain Management and Recovery:
Surgical pain and recovery	98.8	108.0	117.5
Radiofrequency ablation	139.0	126.2	109.8
Total Pain Management and Recovery	237.8	234.2	227.3
Corporate and Other	30.5	57.2	74.4
Total Net Sales	$701.2	$687.8	$673.3
Specialty Nutrition Systems is a portfolio of products including:
•Enteral feeding, which includes products such as our MIC-KEY enteral feeding tubes and Corpak patient feeding solutions; and
•Neonate solutions, which includes NeoMed neonatal and pediatric feeding solutions and Nexus’ TKO anti-reflux needleless connectors.
Pain Management and Recovery is a portfolio of products including:
•Surgical pain and recovery products such as ON-Q and ambIT surgical pain pumps and Game Ready cold and compression therapy systems; and
•RFA solutions, which provide minimally invasive pain relief therapies, such as our COOLIEF pain therapy and our Trident and ESENTEC RFA products used to treat chronic pain conditions.
Liabilities for estimated returns, rebates and incentives as of December 31, 2025 and 2024 are presented in the table below (in millions):

	As of December 31,
	2025	2024
Accrued rebates	$3.3	$13.3
Accrued incentives	9.8	10.9
Accrued rebates and incentives (See Note 1)	13.1	24.2
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$13.2	$24.3
__________________________________________________
(a)Accrued sales returns are included in “Other” in the accrued expenses table in “Supplemental Balance Sheet Information” in Note 6.
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

On November 1, 2024, the Board of Directors approved a new one-year program under which we were able to repurchase up to $25.0 million of our common stock. Repurchases under this program were able to be made from time to time at management’s discretion on the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. We established a pre-arranged trading plan under Rule 10b5-1 of the Exchange Act in connection with this share repurchase program. This share repurchase program did not obligate us to purchase any particular amount of common stock. No repurchases of our common stock were made under this plan.
We had no repurchases of our common stock in the year ended December 31, 2025. Purchases of common stock under the 10b5-1 trading plan for the year ended December 31, 2024 are summarized in the table below:

	Shares Repurchased		Aggregate Purchase Price (in millions)	Average Price per Share	Amount Remaining in Program for Purchase (in millions)
	# of Shares	Program to Date
First quarter of 2024	342,680	1,085,333	$6.7	$19.45	$3.3
Second quarter of 2024	169,571	1,254,904	$3.3	$19.67	$—
In addition to the share repurchase program, we withheld 236,099 shares of common stock for $3.3 million in taxes associated with stock-based compensation transactions in the year ended December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Avanos Medical, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avanos Medical, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated income (loss) statements, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill Valuation – Pain Management & Recovery (“PM&R”) Reporting Unit – Refer to Notes 1 and 2 to the consolidated financial statements
Critical Audit Matter Description
The Company evaluates goodwill for impairment annually or more frequently whenever events or circumstances indicate that the fair value of one or more of its reporting units may be below their carrying value. The Company uses a combination of the income and market approaches to estimate fair value. The Company utilizes a discounted cash flow model to perform its income approach, which requires management to make significant judgments related to the discount rate and assumptions, including expected growth rates, used in the forecast of future cash flows. The market approach estimates the fair value of the reporting units based on the consideration of the Company’s observable market value and other assumptions, including guideline public companies. Changes in the judgments or assumptions used in management’s evaluation could have a material impact on the fair value of the reporting units, the amount of any goodwill impairment charge, or both.
As a result of a decrease in the Company’s market capitalization, in the second quarter of fiscal year 2025, the Company concluded that a triggering event had occurred that may indicate that the fair value of its PM&R reporting unit was less that its carrying value. Based on the second quarter interim impairment evaluation, the Company recognized a goodwill impairment loss of $77.0 million in the PM&R reporting unit. In the third quarter of 2025, Management completed the annual impairment test and determined that the fair value of the reporting unit equaled the net carrying value of the reporting unit. The goodwill balance was $394.9 million as of December 31, 2025, of which $53.6 million was allocated to the PM&R reporting unit.

We identified the goodwill impairment evaluations for the PM&R reporting unit to be a critical audit matter, given the significant judgments made by management to estimate the fair values of the reporting unit, the audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate, revenue growth rate and gross profit margin used in the forecasts of future cash flows. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s assumption of the discount rate, revenue growth rate and gross profit margin used to forecast future cash flows to estimate the fair value of the PM&R reporting unit included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluations including those over the determination of the reporting unit’s fair value, such as controls related to management's selection of the discount rate, revenue growth rate and gross profit margin used to forecast future cash flows.
•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology including the use of the market capitalization and guideline public company market approach and (2) the discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, developing a range of independent estimates, performing sensitivity analysis and comparing those to the discount rate selected by management.
•We evaluated management's ability to accurately forecast future cash flows by comparing prior year forecasts to actual results in the respective years. We also compared current revenue and gross profit margin and cash flow forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases (4) industry and peer financial performance and macroeconomic conditions. Further, we considered the Company’s plans for future strategic events and searched for contradictory evidence.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Atlanta, Georgia
February 24, 2026
We have served as the Company’s auditor since 2013.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer believe that, as of December 31, 2025, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. The scope of management’s evaluation included all of our businesses except for the business acquired with Nexus Medical, LLC, which was acquired in September 2025 and whose financial statements constitute 4% of consolidated assets, 1% of our consolidated net sales and 2% of our consolidated net loss as of and for the year ended December 31, 2025. For further information see “Business Acquisitions” in Note 4 to the consolidated financial statements in Item 8 of this report. Management’s evaluation was based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avanos Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Nexus Medical, LLC. (“Nexus”) which was acquired on September 11, 2025, and whose financial statements constitute 4% of consolidated assets, 1% of consolidated net sales and 2% of consolidated net loss from continuing operations as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Nexus.
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
February 24, 2026

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our 2026 Proxy Statement for the Annual Meeting of Stockholders (the “2026 Proxy Statement”) are incorporated in this Item 10 by reference:
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
The names and ages of our executive officers as of February 24, 2026, together with certain biographical information, are as follows:

Name	Position
David Pacitti	Chief Executive Officer and Board Member
Scott Galovan	Senior Vice President, Chief Financial Officer
Sigfrido Delgado	Senior Vice President, Operations

Dave Pacitti, age 59, has served as the Company’s Chief Executive Officer since April 14, 2025. He was appointed to the Board on August 1, 2025. He joined the Company from Siemens Healthineers, a healthcare technology company, where he has served as President and Head of the Americas since February 2018. From October 2015 to February 2018, he served as President and Head of Healthcare, North America for Siemens Healthineers. Prior to that, he held several leadership roles at Abbott Vascular, including Division Vice President of U.S. Commercial Operations, Sales and Marketing and Vice President of Global Marketing. Mr. Pacitti joined Abbott Vascular upon its acquisition of Guidant Corporation, where he served in positions of increasing responsibility from 1995 to 2006. Mr. Pacitti has served on the Board of Directors of Orchestra BioMed Holdings, Inc. (NASDAQ: OBIO), a biomedical innovation company, since March 2024. He also serves on the Audit Committee and Compensation Committee of Orchestra BioMed Holdings, Inc.
Scott Galovan, age 47, has served as the Company’s Senior Vice President, Chief Financial Officer since August 1, 2025. From January 2023 until August 1, 2025, he served as the Company’s Senior Vice President, Strategy and Corporate Development. He served as the Company’s Vice President, Strategy and Corporate Development from June 2019 until January 2023. Prior to joining the Company in 2013, Mr. Galovan’s experience included serving in senior strategy, finance and M&A roles at Newell Brands, Equity Pacific Partners and Intel Capital.
Sigfrido Delgado, age 49, joined the Company as its Senior Vice President, Integrated Supply Chain, in May 2024. He was appointed Senior Vice President, Operations on September 1, 2024. From February 2019 to May 2024, he held senior management positions at Jabil Healthcare, a global provider of healthcare manufacturing solutions, including Vice President, Global MedTech Business. His background includes more than 20 years in manufacturing, supply chain and operations within the medical device industry, including engineering and leadership roles at Johnson & Johnson, Ethicon, Inc. and Cordis Corp.

ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of the 2026 Proxy Statement captioned “Compensation Discussion and Analysis,” “Compensation Tables,” “Director Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the section of the 2025 Proxy Statement captioned “Other Information—Security Ownership Information” is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in thousands) (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by stockholders(1)	2,831(2)	$34.60	2,481
(1)    Includes (i) the Halyard Health, Inc. Equity Participation Plan, effective November 1, 2014 (the “2014 Plan”), (ii) the Avanos Medical, Inc. 2021 Long Term Incentive Plan, effective April 29, 2021, as amended (together with the 2014 Plan, the “Employee Plans”), and (iii) the Halyard Health, Inc. Outside Directors’ Compensation Plan, effective November 1, 2014 (the “Director Plan”).

(2)    Includes 1,657 restricted share units granted under the Employee Plans (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares issued may vary, depending on actual performance). Upon vesting, a share of Avanos common stock is issued for each restricted share unit. Column (a) also includes 227 restricted share units granted under the Director Plan. Under the Director Plan, upon retirement from, or any other termination of service from the Board, a share of Avanos common stock is issued for each restricted share unit. Column (b) does not take these awards into account because they do not have an exercise price.
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of the 2026 Proxy Statement captioned “Other Information—Transactions with Related Persons” and “Corporate Governance—Director Independence” is incorporated in this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the sections of the 2026 Proxy Statement captioned “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Auditors” is incorporated in this Item 14 by reference.
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

*10.29	Severance and Separation Agreement, dated December 1, 2025, by and between Avanos Medical, Inc. and Kerr Holbrook, filed herewith
*10.30	Severance and Separation Agreement, dated December 1, 2025, by and between Avanos Medical, Inc. and Mojirade James, filed herewith
19.1	Avanos Medical, Inc. Amended and Restated Policy on Insider Trading and Tipping, incorporated by reference to Exhibit 19.1 of our Annual Report on Form 10-K filed on February 21, 2024
21	Subsidiaries of the Corporation, filed herewith.
23	Consent of Independent Registered Public Accounting Firm, filed herewith.
24	Powers of Attorney, filed herewith.
31(a)	Section 302 CEO Certification, filed herewith.
31(b)	Section 302 CFO Certification, filed herewith.
32(a)	Section 906 CEO Certification, furnished herewith.
32(b)	Section 906 CFO Certification, furnished herewith.
*97.1	Avanos Medical, Inc. Incentive Compensation Clawback Policy, incorporated by reference to Exhibit 97.1 of our Annual Report on Form 10-K filed on February 21, 2024
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Management contracts, compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANOS MEDICAL, INC.

February 24, 2026	By:	/s/ Scott M. Galovan
Scott M. Galovan
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David C. Pacitti	Chief Executive Officer (Principal Executive Officer)	February 24, 2026
David C. Pacitti

/s/ Scott M. Galovan	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 24, 2026
Scott M. Galovan

/s/ John J. Hurley	Controller (Principal Accounting Officer)	February 24, 2026
John J. Hurley

Directors

Gary D. Blackford
Dr. Lisa Egbuonu-Davis
Indrani L. Franchini
Patrick J. O’Leary
Dr. Julie Shimer

By:	/s/ John J. Hurley	February 24, 2026
John J. Hurley Attorney-in-Fact

