Form 10-Q
period 2026-03-31
AVANOS MEDICAL, INC.
filed 2026-05-05
CIK 1606498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Yes  ☐    No  ☒
As of April 28, 2026, there were 46,824,793 shares of the registrant’s common stock outstanding.

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
•our inability to complete our pending merger with certain affiliates of American Industrial Partners on the anticipated terms, or at all;
•potential adverse effects on our business and operations due to the pendency of the merger;
•provisions in the Agreement and Plan of Merger that may restrict our ability to pursue new opportunities or take other actions that might be beneficial to our business;
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
•changes in asset valuations, including write-downs of assets such as inventory, accounts receivable or other assets for impairment or other reasons; and
•any other matters described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”) and Part II, Item 1A - “Risk Factors” in this Form 10-Q.
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

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Sales	$182.2	$167.5
Cost of products sold	88.0	77.7
Gross Profit	94.2	89.8
Research and development	5.2	5.4
Selling and general expenses	77.7	75.7
Other expense (income), net	2.4	(1.6)
Operating Income	8.9	10.3
Interest income	0.2	1.5
Interest expense	(1.5)	(2.1)
Income before income taxes	7.6	9.7
Income tax provision	(2.5)	(3.1)
Net Income	$5.1	$6.6

Earnings Per Share
Basic	$0.11	$0.14
Diluted	$0.11	$0.14

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Income	$5.1	$6.6
Other Comprehensive (Loss) Income, Net of Tax
Unrealized currency translation adjustments	(5.5)	2.3
Defined benefit plans	—	0.1
Cash flow hedges	1.5	(0.1)
Total Other Comprehensive (Loss) Income, Net of Tax	(4.0)	2.3
Comprehensive Income	$1.1	$8.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$65.6	$89.8
Accounts receivable, net of allowances	103.0	103.8
Inventories	141.3	148.0
Prepaid and other current assets	15.1	13.8
Total Current Assets	325.0	355.4
Property, Plant and Equipment, net	111.2	113.4
Operating Lease Right-of-Use Assets	39.3	27.6
Goodwill	394.0	394.9
Other Intangible Assets, net	114.7	117.8
Deferred Tax Assets	33.0	33.1
Other Assets	32.9	31.5
TOTAL ASSETS	$1,050.1	$1,073.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$10.9	$10.2
Current portion of operating lease liabilities	10.4	8.2
Trade accounts payable	52.3	55.5
Accrued expenses	57.6	91.3
Total Current Liabilities	131.2	165.2
Long-Term Debt	87.3	90.3
Operating Lease Liabilities	29.8	20.4
Deferred Tax Liabilities	5.6	6.1
Other Long-Term Liabilities	14.1	13.5
Total Liabilities	268.0	295.5

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.01 par value - authorized 20,000,000 shares, none issued	—	—
Common stock - $0.01 par value - authorized 300,000,000 shares, 46,673,069 outstanding as of March 31, 2026 and 46,456,462 outstanding as of December 31, 2025	0.5	0.5
Additional paid-in capital	1,696.0	1,691.9
Accumulated deficit	(774.8)	(779.9)
Treasury stock	(103.6)	(102.3)
Accumulated other comprehensive loss	(36.0)	(32.0)
Total Stockholders’ Equity	782.1	778.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,050.1	$1,073.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Common Stock	$0.5	$0.5
Additional Paid-in Capital, beginning of period	1,691.9	1,678.6
Exercise or redemption of share-based awards	0.4	0.4
Stock-based compensation expense	3.7	3.8
Additional Paid-in Capital, end of period	1,696.0	1,682.8
Accumulated Deficit, beginning of period	(779.9)	(707.0)
Net income	5.1	6.6
Accumulated Deficit, end of period	(774.8)	(700.4)
Treasury Stock, beginning of period	(102.3)	(99.0)
Purchases of treasury stock	(1.3)	(2.2)
Treasury Stock, end of period	(103.6)	(101.2)
Accumulated Other Comprehensive Loss, beginning of period	(32.0)	(44.6)
Other comprehensive (loss) income, net of tax	(4.0)	2.3
Accumulated Other Comprehensive Loss, end of period	(36.0)	(42.3)
Total Stockholders’ Equity, end of period	$782.1	$839.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AVANOS MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income	$5.1	$6.6
Depreciation and amortization	10.2	9.6
Stock-based compensation expense	3.7	3.8
Net loss on asset dispositions	0.1	0.2
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(0.3)	25.1
Inventories	6.1	1.2
Prepaid expenses and other assets	(2.4)	0.3
Accounts payable	(2.1)	(6.4)
Accrued expenses	(33.7)	(14.8)
Deferred income taxes and other	1.0	0.1
Cash (Used in) Provided by Operating Activities	(12.3)	25.7
Investing Activities
Capital expenditures	(4.3)	(6.7)
Investments in non-affiliates	(3.4)	(2.4)
Cash Used in Investing Activities	(7.7)	(9.1)
Financing Activities
Secured debt repayments	(2.3)	(2.3)
Revolving credit facility repayments	—	(25.0)
Purchases of treasury stock	(1.3)	(2.2)
Proceeds from the exercise of stock options	0.4	0.4
Cash Used in Financing Activities	(3.2)	(29.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.0)	1.8
Decrease in Cash and Cash Equivalents	(24.2)	(10.7)
Cash and Cash Equivalents - Beginning of Period	89.8	107.7
Cash and Cash Equivalents - End of Period	$65.6	$97.0

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
Interim Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and the condensed consolidated financial statements in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025. Our unaudited interim condensed consolidated financial statements contain all necessary material adjustments, which are of a normal and recurring nature, to fairly state our financial condition, results of operations and cash flows for the periods presented.
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
See Note 4, “Segment Information” for disclosure of our reportable segments.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2026, we adopted ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606. Under the current guidance, when an entity estimates expected credit losses, it must consider available information that is relevant to its assessment of the collectability of cash flows, and the entity may need to adjust its historical losses to estimate expected credit losses if historical conditions differed from current conditions or from reasonable and supportable forecasts. Under this ASU, in developing reasonable and supportable forecasts as part of estimating expected credit losses, we elected the practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
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
Effective in the fourth quarter of 2024, we adopted ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures, and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included in each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. On an annual basis, this ASU requires us to disclose the CODM’s title and position, as well as how the CODM uses each reported measure of segment profit or loss to assess performance and allocate resources to the segment. In accordance with this ASU, we have applied this guidance retrospectively for all periods presented in the financial statements in Note 4, “Segment Information”. Adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.
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
Note 2.    Restructuring Activities
Post-RH Divestiture Restructuring Plan
During 2024, following the sale of our Respiratory Health business to SunMed Group Holdings in October 2023 (the “RH Divestiture”), we initiated restructuring activities aimed at aligning our organizational structure, our manufacturing and distribution activities, and our operational footprint with our remaining business (“the Plan”). In the first six months of 2025, the Plan was expanded to accommodate additional manufacturing and operational initiatives.
In the fourth quarter of 2025, the assessment of our organization performed in conjunction with the appointment of our new Chief Executive Officer in April 2025 was completed and the Plan was expanded to align our organizational structure with our business needs. As a result, we expect to incur up to $10.0 million of incremental expenses consisting primarily of employee severance and benefits. The initiatives associated with the expansion of the Plan are expected to run through 2026.
In the three months ended March 31, 2026, we incurred $1.8 million of costs related to the Plan, compared to $3.1 million in the three months ended March 31, 2025. These costs are included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements. Since its initiation, we have incurred expenses of $43.1 million in connection with the Plan, including $31.5 million of cash expenses.
Restructuring Liability
Our liability for costs associated with our restructuring initiatives as of March 31, 2026 is summarized below (in millions):

Restructuring Liability
Balance, December 31, 2025	$7.2
Restructuring and transformation costs, excluding non-cash charges	1.4
Payments and adjustments, net	(7.6)
Balance, March 31, 2026	$1.0
Note 3.    Business Acquisition
Nexus Medical
On September 11, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Nexus Merger Sub, LLC, a newly formed wholly owned subsidiary of the Company (“Merger Sub”), Nexus Medical, LLC, a Kansas limited liability company (“Nexus”), and Edward Kuklenski, as representative of Nexus’ members. The transaction contemplated by the Merger Agreement (the “Merger”) closed concurrently with the execution of the Merger Agreement. Pursuant to the Merger Agreement, Nexus merged with and into Merger Sub, with Nexus surviving the merger as a wholly owned subsidiary of the Company (the “Nexus Acquisition”). The total purchase price payable by the Company in the Merger was $27.0 million (subject to certain working capital and other adjustments), with up to an additional $20.0 million payable in contingent cash consideration based on the increase in net sales of certain Nexus product during the first three years following the Nexus Acquisition. The purchase price was funded by available cash on hand.

Nexus is a leading manufacturer of anti-reflux needleless connectors. Its proprietary TKO® technology is designed to support safer, more consistent nutrition and medication delivery in high-acuity settings, including Neonatal and Pediatric Intensive Care Units (NICUs and PICUs). We expect the Nexus Acquisition will enhance our Specialty Nutrition Systems (“SNS”) portfolio of products.
The accompanying condensed consolidated income statement includes $5.8 million of net sales from Nexus for the three months ended March 31, 2026. We incurred $0.9 million of costs in the three months ended March 31, 2026 in connection with the Nexus Acquisition, which are included in “Selling and general expenses” and “Other expense (income), net.”
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

Current assets, net of liabilities assumed, excluding cash acquired	$7.9
Property, plant & equipment	2.2
Identifiable intangible assets	20.5
Goodwill	13.7
Contingent consideration(a)	(16.3)
Total	$28.0
__________________________________________________
(a)The fair value of the contingent consideration was revalued as of March 31, 2026. See Note 6, “Fair Value Information” for further details.
The identifiable intangible assets relating to the Nexus Acquisition include the following (in millions, except years):

	Identifiable Intangible Asset Amount	Weighted Average Useful Lives (Years)
Customer relationships	$15.3	11
Patents	3.4	9
Trade names & other	1.8	15
Total	$20.5
The following unaudited pro forma financial information is presented in the table below for the three months ended March 31, 2025 as if the Nexus Acquisition had occurred on January 1, 2025 (in millions except per share amounts):

Three Months Ended March 31, 2025
Net sales	$171.5

Net Income	6.5

Earnings Per Share:
Basic	$0.14
Diluted	$0.14
The pro forma financial information has been adjusted to include the effects of the Nexus Acquisition, including acquisition-related costs, amortization of acquired intangibles and related tax effects. The pro-forma financial information is not necessarily indicative of the results of operations that would have been achieved.

Note 4.    Segment Information
We define our reportable segments based on the way our CODM manages the operations of the business for purposes of allocating resources and assessing performance. We conduct our business in two operating and reportable segments. Our reportable segments include the following:
Specialty Nutrition Systems, or SNS, is a portfolio of products including:
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

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	SNS	PM&R	Total	SNS	PM&R	Total
Net Sales	$124.0	$56.3	$180.3	$101.1	$56.2	$157.3
Reconciliation of consolidated net sales:			—
Corporate and other(a)			1.9			10.2
Total consolidated net sales			$182.2			$167.5
Cost of goods sold	(48.0)	(21.7)		(35.2)	(20.7)
Distribution	(7.1)	(3.2)		(6.3)	(2.7)
Research and development expenses	(3.7)	(1.3)		(4.1)	(1.1)
Advertising, promotion and selling expenses	(15.1)	(15.9)		(11.8)	(14.9)
General expenses	(20.8)	(12.3)		(17.5)	(12.7)
Depreciation and amortization expense	(6.1)	(3.7)		(5.0)	(3.9)
Other segment items	(0.1)	—		(0.1)	—
Reportable segment operating income (loss)	$23.1	$(1.8)	$21.3	$21.1	$0.2	$21.3
Corporate and other			(12.4)			(11.0)
Interest expense, net			(1.3)			(0.6)
Income before income taxes			$7.6			$9.7
__________________________________________________
(a)Corporate and other net sales includes revenue from our IV infusion oncology pumps.

Note 5.    Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable consist of the following (in millions):

	March 31, 2026	December 31, 2025
Accounts receivable	$106.3	$108.0
Income tax receivable	0.1	0.1
Allowances and doubtful accounts:
Doubtful accounts	(3.1)	(4.0)
Sales discounts	(0.3)	(0.3)
Total Accounts receivable, net of allowances	$103.0	$103.8
Losses on receivables are estimated based on known troubled accounts and historical experience. In developing forecasts as part of estimating expected credit losses, we assume that current conditions as of the balance sheet date do not change for the life of the asset. Receivables are considered impaired and written off when it is probable that payments due will not be collected. Bad debt expense was a net benefit of $0.4 million for the three months ended March 31, 2026, compared to $0.1 million for the three months ended March 31, 2025.
Inventories
Inventories at the lower of cost (determined on the FIFO method) or net realizable value consists of the following (in millions):

	March 31, 2026	December 31, 2025
Raw materials	$34.1	$34.7
Work in process	25.0	25.2
Finished goods	78.2	84.0
Supplies and other	4.0	4.1
Total Inventories	$141.3	$148.0
We incurred $3.3 million of expense for inventory write-offs and obsolescence in the three months ended March 31, 2026, compared to $1.7 million in the three months ended March 31, 2025.
Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	March 31, 2026	December 31, 2025
Land	$1.3	$1.3
Buildings and leasehold improvements	39.9	40.1
Machinery and equipment	201.9	199.1
Construction in progress	25.4	25.0
	268.5	265.5
Less accumulated depreciation	(157.3)	(152.1)
Total Property, Plant and Equipment, net	$111.2	$113.4
Depreciation expense was $5.6 million for the three months ended March 31, 2026, compared to $4.5 million for the three months ended March 31, 2025.
Goodwill and Intangible Assets
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

The changes in the carrying amount of goodwill are as follows (in millions):

	SNS	PM&R	Total
Balance, December 31, 2025	$341.3	$53.6	$394.9
Currency translation adjustment	—	(0.9)	(0.9)
Balance, March 31, 2026	$341.3	$52.7	$394.0
Intangible assets subject to amortization consist of the following (in millions):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$41.9	$(31.1)	$10.8	$41.9	$(30.8)	$11.1
Patents and acquired technologies	251.8	(193.9)	57.9	251.9	(191.5)	60.4
Other	95.5	(49.5)	46.0	94.1	(47.8)	46.3
Total	$389.2	$(274.5)	$114.7	$387.9	$(270.1)	$117.8
Amortization expense for intangible assets is included in “Cost of products sold” and “Selling and general expenses” and was $4.6 million for the three months ended March 31, 2026, compared to $5.1 million for the three months ended March 31, 2025.
Amortization expense for the remainder of 2026, the following four years and thereafter is estimated as follows (in millions):

Amount
Remainder of 2026	$14.0
2027	17.0
2028	16.4
2029	15.2
2030	12.9
Thereafter	39.2
Total	$114.7

Accrued Expenses
Accrued expenses consist of the following (in millions):

	March 31, 2026	December 31, 2025
Accrued rebates and customer incentives	$11.0	$13.1
Accrued salaries and wages	21.7	37.0
Accrued taxes and other	6.6	16.9
Other(a)	18.3	24.3
Total Accrued Expenses	$57.6	$91.3
__________________________________________________
(a)Other includes $7.5 million of contingent consideration associated with the acquisition of Nexus. See Note 3, “Business Acquisition” for further information.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	March 31, 2026	December 31, 2025
Accrued compensation and benefits	$4.1	$4.0
Other(a)	10.0	9.5
Total Other Long-Term Liabilities	$14.1	$13.5
__________________________________________________
(a)Other includes $9.8 million and $9.3 million of contingent consideration associated with the acquisition of Nexus as of March 31, 2026 and December 31, 2025, respectively . See Note 3, “Business Acquisition” for further information.

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table includes the fair value of our financial instruments for which disclosure of fair value is required (in millions):

		March 31, 2026		December 31, 2025
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	1	$65.6	$65.6	$89.8	$89.8
Liabilities
Revolving Credit Facility	2	$—	$—	$—	$—
Term Loan Facility	2	98.2	98.2	100.5	100.5
Contingent consideration related to acquisition	3	17.3	17.3	16.8	16.8
Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature. The fair value of amounts borrowed under our Revolving Credit Facility and Term Loan Facility approximates carrying value because borrowings are subject to a variable rate as described in Note 7, “Debt”. The fair value amount of the contingent consideration is remeasured on an ongoing basis using a probability-weighted discounted cash flow model. See further discussion of the Nexus acquisition in Note 3, “Business Acquisition”.
Note 7.     Debt
As of March 31, 2026 and December 31, 2025, our respective debt balances were as follows (in millions):

	Weighted-Average Interest Rate	Maturity	March 31, 2026	December 31, 2025
Revolving Credit Facility	5.94%	2027	$—	$—
Term Loan Facility	5.28%	2027	98.4	100.8
			98.4	100.8
Unamortized debt issuance costs			(0.2)	(0.3)
Current portion of long-term debt			(10.9)	(10.2)
Total Long-Term Debt, net			$87.3	$90.3

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
Borrowings under the Term Loan Facility and Revolving Credit Facility bear interest at our option at either: (i) an adjusted term secured overnight financing rate (“SOFR”), plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; (ii) an adjusted daily simple SOFR rate, plus a margin ranging between 1.50% to 2.00% per annum, depending on our consolidated total leverage ratio; or (iii) a base rate (calculated as the greatest of (a) the prime rate, (b) the NYFRB rate (being the greater of the federal funds effective rate or the overnight bank funding rate) plus 0.50%, and (c) the one month adjusted term SOFR rate plus 1.00%), plus a margin ranging between 0.50% to 1.00% per annum, depending on our consolidated total leverage ratio. The unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging between 0.20% to 0.25% per annum, depending on our consolidated total leverage ratio. Unamortized debt discount and issuance costs are being amortized to interest expense over the life of the Term Loan Facility using the interest method, resulting in an effective interest rate of 5.5% as of March 31, 2026.
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of March 31, 2026, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis. We are permitted to prepay all or a portion of the Term Loan Facility and the Revolving Credit Facility at any time without premium or penalty.
Debt Payments
The Credit Agreement requires quarterly principal installment payments on the Term Loan Facility of 10% of the total principal borrowed for the first eight quarters following funding and then quarterly installment payments of 20% of the total principal borrowed, at which time the remaining unpaid principal amount of the Term Loan Facility is due and payable by the Company upon the maturity date of June 24, 2027. The current portion of the Term Loan Facility is $10.9 million. Interest is payable quarterly. We have the right to voluntarily prepay the Term Loan Facility in accordance with the terms of the Credit Agreement. Interest is payable at the same rates set forth above for the Revolving Credit Facility.
During the three months ended March 31, 2026, we repaid $2.3 million of the Term Loan Facility. As of March 31, 2026, we had letters of credit outstanding of $3.6 million.
As of March 31, 2026, the aggregate amounts of long-term debt that will mature during each of the next four years are as follows (in millions):

Amount
Remainder of 2026	$7.8
2027	90.6
2028	—
2029	—
2030	—
Total	$98.4

Note 8.    Accumulated Other Comprehensive Loss
The changes in the components of Accumulated Other Comprehensive Loss (“AOCL”), net of tax, are as follows (in millions):

	Unrealized Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(31.9)	$(0.2)	$0.1	$(32.0)
Other comprehensive (loss) income	(5.5)	1.5	—	(4.0)
Balance, March 31, 2026	$(37.4)	$1.3	$0.1	$(36.0)
The net changes in the components of AOCL, including the tax effect, are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Unrealized currency translation	$(5.5)	$2.3
Defined benefit pension plans, net of tax	—	0.1
Cash flow hedges, net of tax	1.5	(0.1)
Change in AOCL	$(4.0)	$2.3
Note 9.     Stock-Based Compensation
Stock-based compensation expense is included in “Cost of products sold,” “Research and development,” and “Selling and general expenses.” Stock-based compensation expense for the three months ended March 31, 2026 and 2025 is shown in the table below (in millions):

	Three Months Ended March 31,
	2026	2025
Stock options	$0.2	$—
Time-based restricted share units	1.3	3.1
Performance-based restricted share units	2.2	0.7
Employee stock purchase plan	—	—
Total stock-based compensation	$3.7	$3.8
Note 10.    Commitments and Contingencies
Legal Matters
We are subject to various legal proceedings, claims and governmental inspections, audits or investigations pertaining to issues such as contract disputes, product liability, tax matters, patents and trademarks, advertising, governmental regulations, employment and other matters. Under the terms of the distribution agreement we entered into with Kimberly-Clark Corporation (“Kimberly-Clark”) prior to our 2014 spin-off from Kimberly-Clark, legal proceedings, claims and other liabilities that are primarily related to our business are our responsibility and we are obligated to indemnify and hold Kimberly-Clark harmless for such matters. For the three months ended March 31, 2026 and 2025, we incurred no costs with respect to such indemnification matters.
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
Note 11.     Derivative Financial Instruments
We enter into derivative instruments to hedge a portion of forecasted cash flows denominated in Mexican pesos. The derivative instruments used to manage these exposures are designated and qualify as cash flow hedges. The derivative liability for foreign exchange contracts was $1.2 million as of March 31, 2026 and is included in the condensed consolidated balance sheet in accrued expenses. We did not have a derivative asset or liability for foreign exchange contracts as of December 31, 2025.
The effective portion of the gain or loss on a derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same period that the hedged exposure affects earnings. The gain recognized in earnings was not material in the three months ended March 31, 2026. The loss recognized in earnings was not material in the three months ended March 31, 2025. As of March 31, 2026, the aggregate notional values of outstanding foreign currency swap contracts designated as cash flow hedges were $43.2 million.
During the year ended December 31, 2025, we entered into a pay-fixed, receive-variable interest rate swap with a notional amount of $65 million, intended to fix the one-month SOFR rate on that portion of our Term Loan Facility. The variable portion of the interest rate swap and the interest rate on our Term Loan Facility is tied to the one-month SOFR rate. Monthly, the interest rate swap agreement is settled with the counterparty in conjunction with the one-month SOFR reset on our Term Loan Facility. The gain recognized in earnings was not material in the three months ended March 31, 2026. The derivative asset for the interest rate swap was $0.2 million as of March 31, 2026 and is included in the condensed consolidated balance sheet in other assets.
Note 12.    Earnings Per Share ("EPS")
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period, as determined using the treasury stock method.

The calculation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 is set forth in the following table (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net Income	$5.1	$6.6

Weighted Average Shares Outstanding:
Basic weighted average shares outstanding	46.5	46.1
Dilutive effect of stock options and restricted share unit awards	1.0	0.7
Diluted weighted average shares outstanding	47.5	46.8

Earnings Per Share
Basic	$0.11	$0.14
Diluted	$0.11	$0.14
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
For the three months ended March 31, 2026, 1.2 million of potentially dilutive stock options and RSU awards were excluded from the computation of earnings per share as their effect would have been anti-dilutive.
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
We provide a portfolio of innovative product offerings within our SNS and PM&R segments to improve patient outcomes and reduce the cost of care. Our management evaluates net sales disaggregated by product category within these two reportable segments as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Specialty Nutrition Systems:
Enteral feeding	$84.6	$74.5
Neonate solutions	39.4	26.6
Total Specialty Nutrition Systems	124.0	101.1
Pain Management and Recovery:
Surgical pain and recovery	21.8	24.5
Radiofrequency ablation	34.5	31.7
Total Pain Management and Recovery	56.3	56.2
Corporate and Other	1.9	10.2
Total Net Sales	$182.2	$167.5

Liabilities for estimated returns, rebates and incentives are presented in the table below (in millions):

	March 31, 2026	December 31, 2025
Accrued rebates	$1.0	$3.3
Accrued customer incentives	10.0	9.8
Accrued rebates and customer incentives	11.0	13.1
Accrued sales returns(a)	0.1	0.1
Total estimated liabilities	$11.1	$13.2
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

Note 14.     Subsequent Event
Pending Merger
On April 13, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with A-AV Holdco I, Inc. (“Parent”) and A-AV MergerSub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Avanos (the “Merger”), with Avanos surviving as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of American Industrial Partners (“AIP”), an operationally oriented industrials investor.
At the effective time of the Merger, each issued and outstanding share of our common stock (other than certain excluded shares and shares held by stockholders who properly exercise appraisal rights) will be cancelled and converted into the right to receive $25.00 per share in cash, without interest.
In addition, at or immediately prior to the effective time, our outstanding equity awards, including stock options and restricted stock units, will be cancelled and converted into the right to receive cash payments based on the Merger consideration, subject to the terms of the Merger Agreement.
The consummation of the Merger is subject to customary closing conditions, including adoption and approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares entitled to vote thereon and receipt of required regulatory approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger is not subject to a financing condition.
The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to our conduct of its business between the signing of the Merger Agreement and the completion of the Merger.
The Merger Agreement also contains customary termination provisions, including the right of either party to terminate the agreement under specified circumstances, including if the Merger is not consummated by January 13, 2027; if required stockholder approval is not obtained; or if certain closing conditions are not satisfied. In addition, upon termination of the Merger Agreement under specified circumstances, including if we terminate the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement), we would be required to pay Parent a termination fee of $37.5 million.
If the Merger Agreement is consummated, we will become a privately held company and our common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended. No adjustments have been made to the accompanying financial statements related to the Merger transaction.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors with an understanding of our recent performance, and should be read in conjunction with the condensed consolidated financial statements contained in Item 1, “Financial Statements” in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). This MD&A contains forward-looking statements. Refer to “Information Concerning Forward-Looking Statements” at the beginning of this Form 10-Q for an explanation of these types of statements.
The following will be discussed and analyzed:
•Pending Merger;
•Restructuring Activities;
•Business Acquisition;
•Risks Related to Tariffs;
•Results of Operations and Related Information;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Use of Estimates.
Pending Merger
On April 13, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, A-AV Holdco I, Inc., a Delaware corporation (“Parent”), and A-AV MergerSub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Upon the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into Avanos (the “Merger”), with Avanos surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of American Industrial Partners (“AIP”), an operationally oriented industrials investor.
At the effective time of the Merger, each issued and outstanding share of our common stock (other than certain excluded shares and shares held by stockholders who properly exercise appraisal rights) will be cancelled and converted into the right to receive $25.00 per share in cash, without interest. In addition, at or immediately prior to the effective time, our outstanding equity awards, including stock options and restricted stock units, will be cancelled and converted into the right to receive cash payments based on the Merger consideration, subject to the terms of the Merger Agreement.
A copy of the Merger Agreement is attached as Exhibit 2.1 to our Current Report on Form 8-K dated April 14, 2026. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement.
See Note 14, “Subsequent Event” in Item 1 of this Form 10-Q for further details regarding the pending Merger.
Restructuring Activities
Post-RH Divestiture Plan
During 2024, following the sale of our Respiratory Health business to SunMed Group Holdings in October 2023 (the “RH Divestiture”), we initiated restructuring activities aimed at aligning our organizational structure, our manufacturing and distribution activities, and our operational footprint with our remaining business (the “Plan”). In the first six months of 2025, the Plan was expanded to accommodate additional manufacturing and operational initiatives.
In the fourth quarter of 2025, the assessment of our organization performed in conjunction with the appointment of our new Chief Executive Officer in April 2025 was completed and the Plan was expanded to align our organizational structure with our business needs. As a result, we expect to incur up to $10.0 million of incremental expenses consisting primarily of employee severance and benefits. We anticipate annualized savings from these initiatives to be between $15.0 million and $20.0 million. The initiatives associated with the expansion of the Plan are expected to run through 2026.
In the three months ended March 31, 2026, we incurred $1.8 million of costs related to the Plan, compared to $3.1 million in the three months ended March 31, 2025. These costs were included in “Cost of products sold” and “Selling and general expenses” in the accompanying condensed consolidated income statements.
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
See Note 3, “Business Acquisition” in Item 1 of this Form 10-Q for further details regarding the Nexus acquisition.
Risks Related to Tariffs
The tariffs imposed to date, and the imposition of new and increased U.S. tariffs and retaliatory trade measures by other countries pose significant risks to our global operations, particularly given our reliance on manufacturing facilities in Mexico and Canada, and on raw materials and components sourced from foreign suppliers, including suppliers in China and Mexico. In addition, we distribute and sell our products globally. The tariffs imposed to date have increased the cost of the products and components we import and may disrupt our established supply chains. Additional tariffs have been threatened by the U.S. administration. We have taken action to mitigate the impact of tariffs, including through cost containment measures, pricing actions where appropriate, supply chain adjustments and reliance on international agreements that allow for reduced or duty-free importation of products. However, tariff rates continue to fluctuate and the rates that may ultimately be in effect for the near and long term are uncertain. Our inability to offset increased costs of, or a drop in demand for, our products as a result of tariffs could materially negatively affect our financial performance. See Part I, Item 1A, “Risk Factors” in our most recent Form 10-K for the year ended December 31, 2025 for a more detailed description of the risks related to the imposition of new and retaliatory tariffs.

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
Net Sales
Our net sales are summarized in the following table for the three months ended March 31, 2026 and 2025 (in millions):

			Three Months Ended March 31,
			2026	2025	Change
Specialty Nutrition Systems:
Enteral feeding			$84.6	$74.5	13.6%
Neonate solutions			39.4	26.6	48.1%
Total Specialty Nutrition Systems			124.0	101.1	22.7%
Pain Management and Recovery:
Surgical pain and recovery			21.8	24.5	(11.0)%
Radiofrequency ablation			34.5	31.7	8.8%
Total Pain Management and Recovery			56.3	56.2	0.2%
Segment Net Sales			180.3	157.3	14.6%
Corporate and Other			1.9	10.2	(81.4)%
Total Net Sales			$182.2	$167.5	8.8%

Net Sales - Percentage Change:	Total	Volume	Pricing/Mix	Currency	Other(a)
Specialty Nutrition Systems	22.7%	19.0%	1.4%	2.8%	(0.5)%
Pain Management and Recovery	0.2%	3.2%	0.1%	1.0%	(4.1)%
Corporate and Other	(81.4)%	(81.4)%	—%	—%	—%
___________________________________________________________________________
(a)Other includes the effects of our withdrawal from certain revenue streams that did not meet our return criteria and rounding.
Segment and Product Category Descriptions
Specialty Nutrition Systems, or SNS, is a portfolio of products including:
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

Net Sales by Segment - First Three Months of 2026 Compared to the First Three Months of 2025
Specialty Nutrition Systems
For the three months ended March 31, 2026, SNS net sales were $124.0 million, an increase of 22.7% compared to the prior year period. Volume growth was 19.0%, primarily driven by continued strong demand across both our enteral feeding and neonate solutions.
Pain Management and Recovery
For the three months ended March 31, 2026, PM&R net sales were $56.3 million. Overall net sales growth was relatively flat compared to the prior year period. RFA solutions net sales grew 8.8%, while surgical pain and recovery net sales decreased by 11.0%, primarily driven by lower volume.
Net Sales by Geographic Region
Net sales by region is presented in the table below (in millions):

	Three Months Ended March 31,
	2026	2025	% Change
North America	$137.1	$130.8	4.8%
Europe, Middle East and Africa	30.6	23.7	29.1
Asia Pacific and Latin America	14.5	13.0	11.5
Total net sales	$182.2	$167.5	8.8%
Cost of Products Sold (in millions):

	Three Months Ended March 31,
	2026	2025
Specialty Nutrition Systems	$57.4	$43.4
Pain Management and Recovery	26.5	24.9
Segment Cost of Products Sold(a)	83.9	68.3
Corporate and Other	4.1	9.4
Total Cost of Products Sold	$88.0	$77.7
__________________________________________________
(a)    Segment Cost of Products Sold includes the “Cost of goods sold” and “Distribution” line items in “Segment Information” in Note 4 to the condensed consolidated financial statements, $4.3 million of depreciation and amortization expense in the three months ended March 31, 2026, and $3.4 million of depreciation and amortization expense in the three months ended March 31, 2025.
For the three months ended March 31, 2026, cost of products sold increased compared to the prior year period, primarily due to increased tariffs along with an increase in segment net sales.
Research and Development (in millions):

	Three Months Ended March 31,
	2026	2025
Specialty Nutrition Systems	$3.9	$4.2
Pain Management and Recovery	1.3	1.2
Segment Research and Development	5.2	5.4
Corporate and Other	—	—
Total Research and Development	$5.2	$5.4
__________________________________________________
(a)    Segment Research and Development includes $0.2 million of depreciation and amortization expense in each of the three months ended March 31, 2026 and 2025.
Research and development consists primarily of compensation for personnel and expenses for product trial costs, outside laboratory and license fees, the cost of laboratory equipment and facilities and asset write-offs for equipment associated with unsuccessful product launches.

Selling and General Expenses (in millions):

	Three Months Ended March 31,
	2026	2025
Specialty Nutrition Systems	$39.5	$32.3
Pain Management and Recovery	30.2	29.9
Segment Selling and General Expenses	69.7	62.2
Corporate and Other	8.0	13.5
Total Selling and General Expenses	$77.7	$75.7
__________________________________________________
(a)    Segment Selling and General Expenses includes the “Advertising, promotion and selling expenses” and “General expenses” line items in “Segment Information” in Note 4 to the condensed consolidated financial statements and $5.6 million of depreciation and amortization expense in the three months ended March 31, 2026, and $5.3 million of depreciation and amortization expenses in the three months ended March 31, 2025.
In the three months ended March 31, 2026, selling and general expenses increased compared to the prior year period, driven by higher selling costs partially offset by savings realized from our restructuring activities.
Other Expense (Income), net (in millions):

	Three Months Ended March 31,
	2026	2025
Specialty Nutrition Systems	$0.1	$0.1
Pain Management and Recovery	—	0.1
Segment Other Expense, net	0.1	0.2
Corporate and Other	2.3	(1.8)
Total Other Expense (Income), net	$2.4	$(1.6)
Other income and expense, net was an expense of $2.4 million for the three months ended March 31, 2026, compared to other income, net of $1.6 million in the three months ended March 31, 2025. Other income in the three months ended March 31, 2025 includes a recovery of $1.4 million related to a customer claim in 2023.
Operating Income (in millions):

	Three Months Ended March 31,
	2026	2025
Specialty Nutrition Systems	$23.1	$21.1
Pain Management and Recovery	(1.8)	0.2
Segment Operating Income	21.3	21.3
Corporate and Other	(12.4)	(11.0)
Total Operating Income	$8.9	$10.3
The above-described items drove segment operating income to $21.3 million for both the three months ended March 31, 2026 and 2025. Consolidated operating income was $8.9 million for the three months ended March 31, 2026, compared to $10.3 million for the three months ended March 31, 2025.

Adjusted Operating Income
A reconciliation of adjusted operating income, a non-GAAP measure, to operating income is provided in the table below (in millions):

	Three Months Ended March 31,
	2026	2025
Operating Income, as reported (GAAP)	$8.9	$10.3
Acquisition and integration-related charges	0.9	—
Post-RH Divestiture restructuring	1.8	3.1
Litigation and legal	—	(1.4)
Intangibles amortization	4.6	5.1
Adjusted operating income (non-GAAP)	$16.2	$17.1

The items noted in the table above are described below:
Acquisition and integration-related charges: We had $0.9 million of acquisition or integration-related charges in the three months ended March 31, 2026, related to our acquisition of Nexus in September 2025. We had no acquisition or integration-related charges for the three months ended March 31, 2025.
Post-RH Divestiture restructuring charges: During 2024, following the RH Divestiture, we initiated the Plan. In the three months ended March 31, 2026 and 2025, we incurred expenses of $1.8 million and $3.1 million, respectively, related to the Plan, which primarily consisted of employee severance and benefits costs, professional services fees and equipment write-offs. See Note 2, “Restructuring Activities” in the accompanying notes to the condensed consolidated financial statements.
Litigation and legal: We had no costs for litigation matters in the three months ended March 31, 2026. In the three months ended March 31, 2025, we recovered $1.4 million related to a settlement for a customer claim from 2023.
Intangibles amortization: Intangibles amortization is related primarily to intangibles acquired in business acquisitions and was $4.6 million for the three months ended March 31, 2026, and $5.1 million for the three months ended March 31, 2025.
Interest Expense
Interest expense consists of interest accrued and amortization of debt issuance costs on our revolving credit facility net of interest capitalized on long-term capital projects. See Note 7, “Debt” in Item 1 of this Form 10-Q. Interest expense was $1.5 million for the three months ended March 31, 2026, compared to $2.1 million in the three months ended March 31, 2025. Our outstanding debt balances, net of unamortized discounts, were $98.2 million and $100.5 million as of March 31, 2026 and December 31, 2025, respectively.
Income Taxes
The income tax provision was $2.5 million in the three months ended March 31, 2026, compared to $3.1 million in the three months ended March 31, 2025. Our effective tax rate was 32.9% in the three months ended March 31, 2026. For the three months ended March 31, 2025, our effective tax rate was 32.0%.
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
As of March 31, 2026, $48.1 million of our $65.6 million of cash and cash equivalents was held by foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested overseas and currently do not have plans to repatriate such earnings. We do not expect restrictions on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations for the foreseeable future.

Cash and cash equivalents decreased by $24.2 million to $65.6 million as of March 31, 2026, compared to $89.8 million as of December 31, 2025. The decrease was primarily driven by $12.3 million of cash used in operating activities, $4.3 million of capital expenditures, $3.4 million of investments in non-affiliates, and payments of $2.3 million on our term loan.
In the prior year, cash and cash equivalents decreased by $10.7 million to $97.0 million as of March 31, 2025. The decrease was primarily driven by payments of $25.0 million on our revolving credit facility, $6.7 million of capital expenditures, $2.4 million of investments in non-affiliates, and payments of $2.3 million on our term loan. This was partially offset by $25.7 million of cash provided by operations.
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
The Credit Agreement requires compliance with certain customary operational and financial covenants. As of March 31, 2026, we were in compliance with these covenants. In addition, the Credit Agreement contains certain other customary limitations on our ability to, among other things: incur additional indebtedness; pay dividends on or repurchase or redeem our capital stock; make loans, investments and acquisitions; sell, transfer or otherwise dispose of assets; guarantee other obligations; create or grant liens; and enter into certain types of transactions with affiliates. Notwithstanding such limitations, the Credit Agreement allows us to pay dividends, repurchase stock and make investments up to an “Available Amount,” as defined in the Credit Agreement, provided no event of default has occurred and certain financial ratios have been achieved on a pro forma basis.
See Note 7, “Debt” in Item 1 of this Form 10-Q for further details regarding our debt agreements.
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared by applying certain accounting policies. See Note 1, “Accounting Policies” in Item 8, “Financial Statements and Supplementary Data” in the Form 10-K, which describes our most significant accounting policies. In addition, our critical accounting policies and estimates are presented under the caption “Critical Accounting Policies and Use of Estimates” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K. Certain of these policies require management to make estimates or assumptions that may prove inaccurate or be subject to variations that may significantly affect our reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies. See Note 1, “Accounting Policies” in Item 1 of this Form 10-Q for updates to our critical accounting policies and a discussion of recent accounting pronouncements. In the three months ended March 31, 2026, there were no significant changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding our market risk position from the information provided under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.

Item 4.    Controls and Procedures
With the participation of management, our Chief Executive Officer (principal executive officer) and our Senior Vice President, Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President, Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results of operations. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Risks Related to the Pending Merger
We are subject to a number of risks and uncertainties as a result of the Merger, including the following:
•The Merger may not be completed on the anticipated terms or timeline, or at all. The completion of the proposed Merger is subject to the satisfaction or waiver of a number of conditions, many of which are beyond our control, including receipt of required regulatory approvals; approval of the Merger Agreement by the affirmative vote of the holder of a majority of the outstanding shares entitled to vote thereon (“Company Stockholder Approval”); and the absence of any law or order prohibiting the transaction. There can be no assurance that these conditions will be satisfied in a timely manner or at all. If the Merger is not completed, we may experience negative impacts, including the diversion of management attention, potential employee attrition and costs incurred in connection with the transaction, without realizing its anticipated benefits. In addition, our stock price may decline to the extent that the current market price reflects a market assumption about the likelihood and timing of the Merger.
•The pendency of the Merger could adversely affect our business and operations. Uncertainty about the effect of the Merger on employees, customers, suppliers and other stakeholders may have an adverse effect on our business. For example, current and prospective employees may experience uncertainty about their roles following the Merger, which could lead to attrition or difficulty in recruiting. In addition, customers and suppliers may delay or defer decisions, which could have a material adverse effect on our business,results of operations, financial condition and cash flows. Contractual restrictions under the Merger Agreement that require us to operate our business in the ordinary course and limit us from taking certain actions without Parent’s consent may also limit our ability to respond to changing market conditions, pursue new opportunities or take other actions that might be beneficial to our business, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows.
•The Merger Agreement contains provisions that limit our ability to pursue alternatives. Under the Merger Agreement, the Company is bound by a “no-shop” provision that restricts our ability to solicit, initiate or knowingly take any action to facilitate or encourage any competing acquisition proposals. While these restrictions are subject to the Board’s right, pursuant to the terms of the Merger Agreement, to engage in discussions or negotiations regarding an unsolicited acquisition proposal that is or would reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement), these restrictions could limit our ability to pursue potentially more favorable transactions and may discourage other parties from making competing offers.
•We may be required to pay a termination fee under certain circumstances. Upon termination of the Merger Agreement under specified circumstances, including if we terminate the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal, the Company will be required to pay to Parent a termination fee of

$37,500,000. This obligation could discourage alternative transactions that might otherwise be favorable to our shareholders.
•Litigation relating to the Merger could result in significant costs and delay completion. We may be subject to lawsuits related to the Merger Agreement and the proposed transaction. Such litigation could result in significant costs, divert management attention and delay or prevent the completion of the Merger.
•If the Merger is completed, our stockholders will forgo the opportunity to realize potential future appreciation in our stock. Upon completion of the Merger, our stockholders will receive the consideration specified in the Merger Agreement and will no longer participate in any future growth or appreciation of our business.

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
10.1
Agreement and Plan of Merger, dated as of April 13, 2026, by and among Avanos Medical, Inc., A-AV Holdco I, Inc. and A-AV MergerSub, Inc., incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 14, 2026

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

AVANOS MEDICAL, INC.
(Registrant)

May 5, 2026	By:	/s/ Scott M. Galovan
Scott M. Galovan
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

May 5, 2026	By:	/s/ John J. Hurley
John J. Hurley
Controller
(Principal Accounting Officer)